Form 10-Q
period 2021-06-30
Robinhood Markets, Inc.
filed 2021-08-18
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________
Commission File Number: 001-40691
______________________
Robinhood Markets, Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	46-4364776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
85 Willow Rd
Menlo Park, CA 94025
(Address of principal executive offices, including zip code)
(844) 428-5411
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock - $0.0001 par value per share	HOOD	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒ Smaller reporting company  ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 16, 2021, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 725,288,102 and 130,155,246.
1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include statements about:
•our estimates of the size of our market opportunities;
•our ability to effectively manage our growth;
•our ability to successfully enter new markets, including any expansion into international markets, and comply with any applicable laws and regulations;
•our ability to invest in and develop our products and services to operate with changing technology;
•the expected benefits of our products to our customers and the impact of our products on our business;
•the effects of increased competition from our market competitors;
•the success of our marketing efforts and the ability to grow brand awareness and maintain, protect and enhance our brand;
•the impact of negative publicity on our brand and reputation;
•our ability to attract and retain our customers;
•our ability to maintain the security and availability of our platform;
•our ability to attract and retain key personnel and highly qualified personnel;
•our expectations regarding the impacts of accounting guidance;
•our expectations regarding litigation and regulatory proceedings;
•our expectations regarding share-based compensation;
•our ability to collect, store, share, disclose, transfer, receive, use and otherwise process customer information and other data, and compliance with laws, rules and regulations related to data privacy, protection and security;
•our ability to comply with modified or new laws and regulations applying to our business, and potential harm to our business as a result of those laws and regulations;
•the impact of adverse economic conditions;
•our expectations regarding the continuing impact of COVID-19 on our business;

•our expectations regarding the loss of our status as an emerging growth company;
•our anticipated uses of net proceeds from our initial public offering (“IPO”);
•the increased expenses associated with being a public company; and
•other statements described in this Quarterly Report on Form 10-Q under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect, among other things, our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon these forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.
You should read this Quarterly Report on Form 10-Q and the documents that we reference within it with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(in thousands, except share and per share data)	2020	2021
Assets
Current assets:
Cash and cash equivalents	$1,402,629	$5,077,752
Cash and securities segregated under federal and other regulations	4,914,660	5,374,594
Receivables from brokers, dealers and clearing organizations	124,501	209,792
Receivables from users, net	3,354,142	5,423,643
Deposits with clearing organizations	225,514	272,204
Other current assets	851,138	1,542,902
Total current assets	10,872,584	17,900,887
Property, software and equipment, net	45,834	71,078
Restricted cash	7,364	17,273
Non-current assets	62,692	99,344
Total assets	$10,988,474	$18,088,582
Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$104,649	$292,851
Payables to users	5,897,242	7,768,181
Securities loaned	1,921,118	2,642,900
Other current liabilities	893,036	1,536,344
Total current liabilities	8,816,045	12,240,276
Convertible notes	—	5,189,783
Other non-current liabilities	48,012	463,548
Total liabilities	8,864,057	17,893,607
Commitments and contingencies (Note 14)
Mezzanine equity
Redeemable convertible preferred stock, $0.0001 par value. 414,033,220 and 658,311,424 authorized at December 31, 2020 and June 30, 2021. 412,742,897 issued and outstanding at December 31, 2020 and June 30, 2021. Liquidation preference of $2,191,086 at December 31, 2020 and June 30, 2021.	2,179,739	2,179,739
Stockholders’ deficit:
Common stock, $0.0001 par value, 777,354,000 and 1,057,152,204 shares authorized at December 31, 2020 and June 30, 2021. 229,031,546 and 232,609,957 shares issued and outstanding at December 31, 2020 and June 30, 2021.	1	1
Additional paid-in capital	134,307	151,281
Accumulated other comprehensive income	473	525
Accumulated deficit	(190,103)	(2,136,571)
Total stockholders’ deficit	(55,322)	(1,984,764)
Total liabilities, mezzanine equity and stockholders’ deficit	$10,988,474	$18,088,582
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2021	2020	2021
Revenues:
Transaction-based revenues	$187,413	$451,167	$283,044	$871,606
Net interest revenues	39,998	67,709	64,014	130,206
Other revenues	16,800	46,457	24,703	85,695
Total net revenues	244,211	565,333	371,761	1,087,507

Operating expenses:
Brokerage and transaction	28,612	37,812	49,016	78,816
Technology and development	44,971	156,347	78,176	273,205
Operations	30,464	101,065	52,277	167,629
Marketing	43,510	94,159	113,432	196,407
General and administrative	38,636	111,346	73,287	248,460
Total operating expenses	186,193	500,729	366,188	964,517

Change in fair value of convertible notes and warrant liability	—	528,052	—	2,020,321
Other expense (income), net	(100)	710	43	(149)
Income (loss) before income tax	58,118	(464,158)	5,530	(1,897,182)
Provision for income taxes	534	37,507	448	49,286
Net income (loss)	$57,584	$(501,665)	$5,082	$(1,946,468)
Net income (loss) attributable to common stockholders:
Basic	$22,783	$(501,665)	$2,050	$(1,946,468)
Diluted	$22,783	$(501,665)	$2,050	$(1,946,468)
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(2.16)	$0.01	$(8.41)
Diluted	$0.09	$(2.16)	$0.01	$(8.41)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	225,091,413	232,223,019	224,953,736	231,459,227
Diluted	244,338,145	232,223,019	244,539,192	231,459,227
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2021	2020	2021
Net income (loss)	$57,584	$(501,665)	$5,082	$(1,946,468)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(42)	23	(174)	52
Total other comprehensive income (loss), net of tax	(42)	23	(174)	52
Total comprehensive income (loss)	$57,542	$(501,642)	$4,908	$(1,946,416)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2021
Operating activities:
Net income (loss)	$5,082	$(1,946,468)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,913	8,694
Provision for credit losses	23,933	36,745
Share-based compensation	3,777	10,134
Deferred income taxes	(88)	1
Change in fair value of convertible notes and warrant liability	—	2,020,321
Other	19	—
Changes in operating assets and liabilities:
Segregated securities under federal and other regulations	—	(214,990)
Receivables from brokers, dealers and clearing organizations	(116,703)	(85,291)
Receivables from users, net	(769,581)	(2,104,430)
Deposits with clearing organizations	(113,112)	(46,690)
Other current and non-current assets	(156,252)	(730,233)
Accounts payable and accrued expenses	18,248	182,214
Payables to users	2,913,253	1,870,939
Securities loaned	91,468	721,782
Other current and non-current liabilities	159,206	676,393
Net cash provided by operating activities	2,063,163	399,121
Investing activities:
Purchase of property, software and equipment	(11,689)	(22,085)
Capitalization of internally developed software	(4,573)	(5,777)
Net cash used in investing activities	(16,262)	(27,862)
Financing activities:
Proceeds from issuance of convertible notes and warrants	—	3,551,975
Draws on credit facilities	907,700	1,348,276
Repayments on credit facilities	(892,700)	(1,348,276)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	557,297	—
Proceeds from exercise of stock options, net of repurchases	584	6,690
Net cash provided by financing activities	572,881	3,558,665
Effect of foreign exchange rate changes on cash and cash equivalents	(174)	52
Net increase in cash, cash equivalents, segregated cash and restricted cash	2,619,608	3,929,976
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	3,069,568	6,189,659
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$5,689,176	$10,119,635
Cash and cash equivalents, end of the period	$794,482	$5,077,752
Segregated cash, end of the period	4,887,330	5,024,610
Restricted cash, end of the period	7,364	17,273
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$5,689,176	$10,119,635
Supplemental disclosures:
Cash paid for interest	$2,582	$3,083
Cash paid for income taxes	$417	$3,128
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance at March 31, 2020	321,626,778	$912,411	225,567,600	$1	$103,205	$57	$(250,054)	$(146,791)
Net Income	—	—	—	—	—	—	57,584	57,584
Shares issued in connection with employee stock plans	—	—	182,768	—	515	—	—	515
Issuance of Series F convertible preferred stock, net of issuance costs	44,640,000	557,297	—	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	154	—	—	154
Change in other comprehensive income	—	—	—	—	—	(42)	—	(42)
Share-based compensation	—	—	—	—	1,631	—	—	1,631
Balance at June 30, 2020	366,266,778	$1,469,708	225,750,368	$1	$105,505	$15	$(192,470)	$(86,949)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance at March 31, 2021	412,742,897	$2,179,739	232,257,374	$1	$149,217	$502	$(1,634,906)	$(1,485,186)
Net loss	—	—	—	—	—	—	(501,665)	(501,665)
Shares issued in connection with employee stock plans	—	—	355,693	—	782	—	—	782
Vesting of early-exercised stock options	—	—	—	—	113	—	—	113
Repurchases of common stock	—	—	(3,110)	—	—	—	—	—
Change in other comprehensive income	—	—	—	—	—	23	—	23
Share-based compensation	—	—	—	—	1,169	—	—	1,169
Balance at June 30, 2021	412,742,897	$2,179,739	232,609,957	$1	$151,281	$525	$(2,136,571)	$(1,984,764)

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	321,626,778	$912,411	224,802,545	$1	$99,439	$189	$(196,677)	$(97,048)
Net Income	—	—	—	—	—	—	5,082	5,082
Shares issued in connection with employee stock plans	—	—	1,017,823	—	1,440	—	—	1,440
Issuance of Series F convertible preferred stock, net of issuance costs	44,640,000	557,297	—	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	312	—	—	312
Repurchase of common stock	—	—	(70,000)	—	—	—	(875)	(875)
Change in other comprehensive income	—	—	—	—	—	(174)	—	(174)
Share-based compensation	—	—	—	—	4,314	—	—	4,314
Balance at June 30, 2020	366,266,778	$1,469,708	225,750,368	$1	$105,505	$15	$(192,470)	$(86,949)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	412,742,897	$2,179,739	229,031,546	$1	$134,307	$473	$(190,103)	$(55,322)
Net loss	—	—	—	—	—	—	(1,946,468)	(1,946,468)
Shares issued in connection with employee stock plans	—	—	3,581,521	—	6,579	—	—	6,579
Vesting of early-exercised stock options	—	—	—	—	173	—	—	173
Repurchases of common stock	—	—	(3,110)	—	—	—	—	—
Change in other comprehensive income	—	—	—	—	—	52	—	52
Share-based compensation	—	—	—	—	10,222	—	—	10,222
Balance at June 30, 2021	412,742,897	$2,179,739	232,609,957	$1	$151,281	$525	$(2,136,571)	$(1,984,764)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Robinhood Markets, Inc. (“RHM”, together with its subsidiaries, “Robinhood”, the “Company”, “we”, or “us”) was incorporated in the State of Delaware on November 22, 2013. Our most significant, wholly-owned subsidiaries are:
•Robinhood Financial LLC (“RHF”), a registered introducing broker-dealer;
•Robinhood Securities, LLC (“RHS”), a registered clearing broker-dealer; and
•Robinhood Crypto, LLC (“RHC”), which provides users the ability to buy and sell cryptocurrencies.
Acting as the agent of the user, we facilitate the purchase and sale of equities, options and cryptocurrencies through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase equities, options, or cryptocurrencies for cash from the transaction counterparty or to sell equities, options or cryptocurrencies for cash to the transaction counterparty, depending on the transaction. Acting as agent, we facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities, including those that collateralize margin loans, and cryptocurrencies transacted on our platform and, as a result, any such securities or cryptocurrencies owned by users are not presented in our unaudited condensed consolidated balance sheets. We do not allow users to purchase cryptocurrency on margin. We hold cryptocurrency in custody for our users’ accounts in one or more omnibus cryptocurrency wallets.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus referred to as “COVID-19” to be a global pandemic. The COVID-19 pandemic has negatively impacted the global economy and caused significant volatility in the financial markets. In response to the pandemic, we have enabled nearly all of our employees to work remotely and have restricted business travel. Throughout the COVID-19 pandemic, we have seen substantial growth in our user base, retention, engagement and trading activity metrics, as well as continued gains and periodic all-time highs achieved by the equity markets generally. During the COVID-19 pandemic, we have seen an increasing interest in personal finance and investing, coupled with low interest rates and a positive market environment, especially in the U.S. equity markets, that has encouraged an unprecedented number of first-time retail investors to become our customers and begin trading on our platform. At the same time, the COVID-19 pandemic has resulted, in part, in inefficiencies or delays in our business, operational challenges and additional costs related to business continuity initiatives as our workforce has fully transitioned to remote working. The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, the ability to reintegrate our workforce or to adapt to the long-term distributed workforce model (with some employees part- or full-time remote, and others not) we expect to adopt, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion, include all adjustments, including normal recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2021 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our final prospectus for our IPO dated July 28, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1934 on July 30, 2021 (the “Final Prospectus”). There have been no material changes in our significant accounting policies as described in our consolidated financial statements included in our audited annual consolidated financial statements for the year ended December 31, 2020, other than the adoption of the accounting pronouncement as described below in Note 2. The unaudited condensed consolidated financial statements include the accounts of RHM and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to the determination of allowances for credit losses, the capitalization and estimated useful life of internally developed software, contingent liabilities, useful lives of property and equipment, the incremental borrowing rate used to determine the present value of lease payments, the valuation and recognition of share-based compensation, the valuation of the convertible notes and warrant liability, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ from these estimates and could have a material adverse effect on our unaudited condensed consolidated financial statements.
Deferred offering costs
We have capitalized qualified legal, accounting and other direct costs related to our efforts to raise capital through a sale of our common stock in an IPO. Deferred offering costs are included in other current assets on the unaudited condensed consolidated balance sheets and will be deferred until the completion of the IPO, at which time they will be reclassified to additional paid-in capital as a reduction of the IPO proceeds. If we terminate the planned IPO or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of December 31, 2020 and June 30, 2021, $1.3 million and $9.5 million of deferred offering costs were capitalized.

Concentration of credit risk
We had transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Market maker:
Citadel Securities, LLC	36%	14%	34%	21%
Tai Mo Shan Limited(1)	1%	29%	2%	20%
Entities affiliated with Susquehanna International Group, LLP(2)	21%	9%	20%	11%
Entity affiliated with Jane Street Group	1%	12%	1%	9%
Entities affiliated with Wolverine Holdings, L.P.(3)	8%	8%	10%	8%
All others individually less than 10%	10%	7%	9%	11%
Total as percentage of total revenue:	77%	79%	76%	80%
________________
(1)Member of Jump Trading Group
(2)Consists of Global Execution Brokers, LP and G1X Execution Services, LLC
(3)Consists of Wolverine Execution Services, LLC and Wolverine Securities LLC

We are engaged in various trading and brokerage activities in which the counterparties primarily include broker-dealers, banks, and other financial institutions. In the event our counterparties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is our policy to review, as necessary, the credit standing of each counterparty.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments, amends the accounting guidance for evaluating the classification of certain contracts in an entity’s own equity, and modifies the diluted earnings per share calculations for convertible instruments. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance effective January 1, 2021 using the full retrospective method. The adoption of the guidance did not have a material impact on our unaudited condensed consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
There are no new accounting standards that we have not adopted that are material to us as of June 30, 2021.

NOTE 3: REVENUES
Disaggregation of revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2021	2020	2021
Transaction-based revenues:
Options	$111,148	$164,604	$170,908	$362,464
Cryptocurrencies	5,320	233,103	9,558	320,690
Equities	70,606	52,012	102,195	185,313
Other	339	1,448	383	3,139
Total transaction-based revenues	187,413	451,167	283,044	871,606

Net interest revenues:
Securities lending	28,633	39,448	35,138	75,074
Margin interest	10,958	31,230	18,787	58,961
Interest on segregated cash and securities	1,436	931	10,632	2,041
Other interest revenue	526	1,368	2,516	2,197
Interest expenses related to credit facilities	(1,555)	(5,268)	(3,059)	(8,067)
Total net interest revenues	39,998	67,709	64,014	130,206

Other revenues	16,800	46,457	24,703	85,695

Total net revenues	$244,211	$565,333	$371,761	$1,087,507
Receivables and Contract Balances
Receivables are recognized when we have an unconditional right to invoice and receive payment under a contract with a customer and are derecognized when cash is received. Receivables primarily consist of transaction-based revenue receivables due from market makers and are reported in receivables from brokers, dealers and clearing organizations and other revenue receivables due from our partnership with a third-party investor communications company and are reported in other current assets on the unaudited condensed consolidated balance sheets.
The table below sets forth contract receivables balances for the period indicated:

(in thousands)	Receivables
Beginning of period, January 1, 2021	$111,871
End of period, June 30, 2021	147,168
Increase in receivables during the period	$35,297
The difference between the opening and ending balance of our receivables primarily results from the growth of our business over the period and timing differences between our performance and counterparties’ payments.

Contract liabilities consist of unearned subscription revenue which are recognized when users remit contractual cash payments in advance of us satisfying our performance obligations under the contract and are recorded as other current liabilities on the unaudited condensed consolidated balance sheets.
The table below sets forth contract liabilities balances for the period indicated:

(in thousands)	Contract Liabilities
Beginning of period, January 1, 2021	$2,060
End of period, June 30, 2021	3,605
Increase in contract liabilities during the period	$1,545
We recognized all revenue from amounts included in the opening contract liability balances in the six months ended June 30, 2021. The difference between the opening and ending balance of our contract liability balances primarily results from the increase in subscription users and the timing difference between our performance and payments from the users.
NOTE 4: ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the allowance for credit losses, which primarily relate to unsecured balances of receivables from users due to fraudulent, unlawful or otherwise inappropriate customer behavior, such as when customers initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount (“Fraudulent Deposit Transactions”) and to a lesser extent, losses on margin borrowings, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2021	2020	2021
Beginning balance	$27,070	$30,875	$17,122	$34,092
Provision for credit losses	13,985	20,342	23,933	36,745
Write-offs	—	(15,964)	$—	$(35,584)
Ending balance	$41,055	$35,253	$41,055	$35,253
During the three and six months ended June 30, 2020, the provision for credit losses related to unsecured balances of receivables from users was $13.4 million and $23.3 million while the remaining $0.6 million and $0.6 million was related to other receivables. During the three and six months ended June 30, 2021, the provision for credit losses related to unsecured receivables from users was $19.0 million and $34.9 million while the remaining $1.3 million and $1.8 million was related to other receivables. As of June 30, 2020 and 2021, the ending allowance for credit losses related to unsecured balances of receivables from users was $40.4 million and $32.9 million while the remaining $0.7 million and $2.4 million were related to other receivables.
During the fourth quarter in the year ended December 31, 2020, we implemented our policy to write-off unsecured balances when the balance becomes outstanding for over 180 days. Previously, we did not have sufficient historical information to provide a reasonable basis upon which to write off balances.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,026,034	$—	$—	$1,026,034
Cash and securities segregated under federal and other regulations:
U.S. Treasury securities	134,994	—	—	134,994
Other current assets:
Equity securities - user-held fractional shares	802,483	—	—	802,483
Equity securities - securities owned	3,222	—	—	3,222
Total financial assets	$1,966,733	$—	$—	$1,966,733

Liabilities
Accounts payable and accrued expenses:
Equity securities - referral program liability	$695	$—	$—	$695
Other current liabilities:
Equity securities - repurchase obligations	802,483	—	—	802,483
Total financial liabilities	$803,178	$—	$—	$803,178

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,927,574	$—	$—	$1,927,574
U.S. Treasury securities	349,984	—	—	349,984
Other current assets:
Equity securities - user-held fractional shares	1,430,855	—	—	1,430,855
Equity securities - securities owned	18,874	—	—	18,874
Total financial assets	$3,727,287	$—	$—	$3,727,287

Liabilities
Accounts payable and accrued expenses:
Equity securities - referral program liability	$389	$—	$—	$389
Other current liabilities:
Equity securities - repurchase obligations	1,430,855	—	—	1,430,855
Convertible notes:
Convertible notes	—	—	5,189,783	5,189,783
Other non-current liabilities:
Warrant liability	—	—	382,513	382,513
Total financial liabilities	$1,431,244	$—	$5,572,296	$7,003,540
We measure our cash equivalents, securities segregated under federal and other regulations, equity securities owned by us for the promotional stock referral and fractional shares programs, and user-held fractional shares at fair value. Repurchase obligations in connection with our fractional shares program and equity securities that were awarded to our users as a part of our promotional stock referral program but had not been claimed as of December 31, 2020 and June 30, 2021 are also measured at fair value. We have evaluated the estimated fair value of financial instruments using available market information such as quoted market prices for the same instrument in active markets. Such instruments are classified within Level 1 of the fair value hierarchy.
Convertible notes and warrant liability
In February 2021, we issued two tranches of convertible notes (the “convertible notes”) and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (the “warrant liability”) - see Note 10 for more information. We have elected the fair value option for both tranches of the convertible notes as we believe it best reflects its underlying economics. Under the fair value option, the convertible notes are initially measured at their issuance date estimated fair value and subsequently remeasured at their estimated fair value at each reporting period.
The valuation methodology for both the convertible notes and warrant liability is based on unobservable estimates and judgements, and therefore they are classified within Level 3 of the fair value hierarchy. The fair value of the convertible notes is determined using an if-converted approach and the fair value of the warrant liability is determined using a Black-Scholes option-pricing model.

The significant unobservable inputs used in the fair value measurement of the convertible notes and warrant liability include:

	June 30, 2021
	Convertible notes	Warrant liability
Fair value of common stock	$38.00	$38.00
Volatility	N/A	56%
Risk free rate	N/A	1.42%
Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly different fair value. For the three and six months ended June 30, 2021, we recorded total expense due to changes in fair value of $514.7 million and $1,890.8 million for the convertible notes and $13.4 million and $129.6 million for the warrant liability in our unaudited condensed consolidated statements of operations, none of which is attributable to the change in the instrument-specific credit risk. We have elected to present the component related to accrued interest in the change in fair value of convertible notes and warrant liability.
The following table sets forth a summary of the changes in the estimated fair value of our convertible notes and warrant liability:

(in thousands)	Convertible notes	Warrant liability
Beginning of period, January 1, 2021	$—	$—
Issued during the period	3,299,031	252,944
Change in fair value	1,890,752	129,569
End of period, June 30, 2021	$5,189,783	$382,513
During the six months ended June 30, 2021, we did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.
NOTE 6: INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2020	2021	2020	2021
Income (loss) before income taxes	$58,118	$(464,158)	$5,530	$(1,897,182)
Provision for income taxes	534	37,507	448	49,286
Effective Tax Rate	0.9%	(8.1)%	8.1%	(2.6)%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three months ended June 30, 2020, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by our current federal and state taxes payable. For the three months ended June 30, 2021, the ETR differs from the U.S. federal statutory rate primarily due to the non-deductible change in fair value of the convertible notes and warrant liability, and the change in valuation allowance on our remaining U.S. federal and state deferred tax assets offset by our current federal and state taxes payable.
For the six months ended June 30, 2020, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by our current federal and state taxes payable. For the six months ended June 30, 2021, the ETR differs from the U.S. federal statutory rate primarily due to the non-deductible change in fair value of the convertible notes and warrant liability, and the change in valuation allowance on our remaining U.S. federal and state deferred tax assets partially offset by our current federal and state taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended June 30, 2021, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until enough positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
NOTE 7: PROPERTY, SOFTWARE AND EQUIPMENT, NET
Property, software and equipment are presented net of accumulated depreciation and amortization and summarized as follows:

	December 31,	June 30,
(in thousands)	2020	2021
Computer equipment	$9,203	$17,459
Furniture and fixtures	8,024	14,764
Tenant improvements	18,945	38,426
Internally developed software	16,992	18,943
Construction in progress	9,756	7,266
Total	62,920	96,858
Less: accumulated depreciation and amortization	(17,086)	(25,780)
Property, software and equipment, net	$45,834	$71,078
Depreciation expense of property and equipment was $1.3 million and $2.1 million for the three and six months ended June 30, 2020, and $3.4 million and $5.8 million for the three and six months ended June 30, 2021.
Amortization expense of internally developed software was $0.9 million and $1.8 million for the three and six months ended June 30, 2020 and $1.5 million and $2.9 million for the three and six months ended June 30, 2021.
NOTE 8: OFFSETTING ASSETS AND LIABILITIES
Certain financial instruments are eligible for offset on our unaudited condensed consolidated balance sheets under GAAP. Our securities borrowing and lending agreements are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Our policy is to recognize amounts subject to master netting arrangements on a gross basis on the unaudited condensed consolidated balance sheets.
Our assets and liabilities subject to master netting arrangements are as follows:

	December 31,	June 30,
(in thousands)	2020	2021
Assets	Securities borrowed
Gross amount of securities borrowed	$372	$754
Gross amount offset on the unaudited condensed consolidated balance sheets	—	—
Amounts of assets presented on the unaudited condensed consolidated balance sheets(1)	372	754
Gross amount of securities borrowed not offset in the unaudited condensed consolidated balance sheets:
Securities borrowed	372	754
Security collateral received	(361)	(727)
Net amount	$11	$27

Liabilities	Securities loaned
Gross amount of securities loaned	$1,921,118	$2,642,900
Gross amount of securities loaned offset on the unaudited condensed consolidated balance sheets	—	—
Amounts of liabilities presented on the unaudited condensed consolidated balance sheets	1,921,118	2,642,900
Gross amount of securities loaned not offset on the unaudited condensed consolidated balance sheets:
Securities loaned	1,921,118	2,642,900
Security collateral pledged	(1,787,819)	(2,531,114)
Net amount	$133,299	$111,786
________________
(1)Securities borrowed are included in receivable from brokers, dealers and clearing organizations in the unaudited condensed consolidated balance sheets.
We also obtain securities under margin agreements on terms which permit us to pledge and/or transfer securities to others. As of December 31, 2020 and June 30, 2021, we were permitted to re-pledge securities with a fair value of $4,632.6 million and $7,517.0 million under the margin agreements and $0.4 million and $0.7 million under the securities lending agreements. As of June 30, 2021, we re-pledged $165.5 million of the permitted to re-pledge amount with clearing organizations to meet deposit requirements. Gross obligations for securities loaned transactions are pledged entirely with collateral in the form of equity and have an open contractual maturity.
NOTE 9: OTHER CURRENT ASSETS
Other current assets primarily includes user-held fractional shares for our fractional share program and prepaid expenses, and to a lesser extent securities owned by us for the promotional stock referral and fractional shares program, and other receivables. We classify prepayments made under contracts as prepaid expenses and expense them over the contract terms. Prepaid expenses primarily include prepayments on cloud infrastructure and other software services, capitalized deferred offering costs for our IPO and prepayments on insurance.

The following table presents the detail of other current assets:

	December 31,	June 30,
(in thousands)	2020	2021
User-held fractional shares	$802,483	$1,430,855
Prepaid expenses	28,629	67,412
Securities owned	3,222	18,874
Other	16,804	25,761
Total other current assets	$851,138	$1,542,902
NOTE 10: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving credit facilities
In September 2019, we entered into a $400.0 million committed and secured line of credit with a maturity date of September 25, 2020 (the “September 2019 Credit Facility”). In June 2020, we amended the September 2019 Credit Facility and increased the aggregate committed and secured revolving line of credit amount to $550.0 million with a maturity date of June 5, 2021. This line of credit was primarily collateralized by users’ securities held as collateral for users’ margin loans. Interest for this line of credit was determined at the time a loan was initiated and the applicable interest rate under this line of credit was calculated as a per annum rate equal to 1.25% plus the federal funds rate at the applicable time. There were no outstanding borrowings under the September 2019 Credit Facility at December 31, 2020. We were obligated to pay a commitment fee calculated as a per annum rate equal to 0.35% on any unused amount of the credit facility. The September 2019 Credit Facility was terminated in April 2021.
In October 2019, we entered into a $200.0 million committed and unsecured revolving line of credit with a syndicate of banks maturing in October 2023 (the “October 2019 Credit Facility”). In October 2020, we amended the October 2019 Credit Facility and, among other things, increased the aggregate committed and unsecured revolving line of credit amount to $600.0 million with a maturity date of October 29, 2024. In April 2021, we further increased the aggregate credit amount available under the October 2019 Credit Facility to $625.0 million. Loans under the October 2019 Credit Facility bear interest, at our option, at a per annum rate of either (a) the Eurodollar Rate plus 1.00% or (b) the Alternative Base Rate. The Eurodollar Rate is equal to the Eurodollar Base Rate, which is derived from London Interbank Offered Rate (“LIBOR”), multiplied by the Statutory Reserve Rate at the applicable time. The Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Eurodollar Rate at such time for a one month interest period plus 1.00%. If LIBOR is unavailable or if we and the administrative agent elect, the Eurodollar Rate will be replaced by a rate calculated with reference to the Secured Overnight Financing Rate as set forth in the October 2019 Credit Facility agreement or an alternate benchmark rate selected by us and the administrative agent. There were no outstanding borrowings under the October 2019 Credit Facility at December 31, 2020 and June 30, 2021. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility.
The agreements for the September 2019 Credit Facility and the October 2019 Credit Facility contain customary covenants restricting our ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants under these facilities as of December 31, 2020 and June 30, 2021.
In April 2021, we entered into a $2.2 billion committed and secured revolving line of credit, subject to certain borrowing base limitations, with a maturity date of April 15, 2022 (the “April 2021 Credit Facility”). Borrowings from the April 2021 Credit Facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof. Tranche A loans are secured by users’ securities and used primarily to finance margin loans. Tranche B loans are secured by the right to the return from National Securities Clearing Corporation (“NSCC”) of NSCC Margin Deposits and cash and property in a designated collateral account and used for the purpose of satisfying NSCC Deposit Requirements. Tranche C loans are secured by the right to the return of eligible funds from any reserve account of the Borrower and cash and property in a designated collateral account and used for the purpose of satisfying reserve requirements under Rule 15c3-3 of the Securities Exchange Act. Interest for this line of credit is determined at the time a loan is initiated and the applicable interest rate is calculated as a per annum rate equal to 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans, plus the Short-Term Funding Rate at the applicable time. The Short-Term Funding Rate is equal to the greatest of (i) the Eurodollar Rate for a one month interest period on such day, which equals to the Eurodollar Base Rate that is derived from LIBOR, multiplied by the Statutory Reserve Rate at the applicable time, (ii) the Federal Funds Effective Rate and (iii) the Overnight Bank Funding Rate in effect on such day. There were no outstanding borrowings under the April 2021 Credit Facility at June 30, 2021. This agreement contains customary covenants restricting RHS’s ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with the covenants as of June 30, 2021. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.50% on any unused amount of the April 2021 Credit Facility.
Convertible notes and warrant liability
Convertible notes
In February 2021, we issued two tranches of convertible notes, consisting of $2.53 billion aggregate principal amount of Tranche I convertible notes and $1.02 billion aggregate principal amount of Tranche II convertible notes. Interest on the convertible notes accrues at 6% per annum, compounding semi-annually in arrears, and is payable in kind. The convertible notes do not have a maturity date.
In the event of (a) a public offering of our common stock to the public in an IPO on a nationally-recognized exchange in the United States, (b) upon the effectiveness of a registration statement filed under the Securities Act of 1933, as amended, that registers shares of our existing capital stock for resale not pursuant to an underwritten offering (a “Direct Listing”), or (c) an acquisition by a special purpose acquisition company, and in the case of clauses (a) and (c) resulting in at least $500 million of gross proceeds to us (“Qualifying IPO”) before the 12 month anniversary of the convertible notes issuance date (“Reference Date”), the convertible notes will automatically convert into shares of our Class A common stock at a conversion price equal to the lower of (i) 70% of the cash price per share paid by investors in the Qualifying IPO and (ii) $38.29 (in the case of the Tranche I convertible notes) or $42.12 (in the case of the Tranche II convertible notes). In the event of a sale of our preferred stock, having rights, preference or privileges senior or pari passu to the Series G Preferred Stock before the Reference Date with an aggregate proceed greater than $500 million (“Next Financing”), the convertible notes will convert at the holder’s option, in part or in whole, into our preferred stock at a conversion price equal to the lower of (i) 70% of the price per share in the Next Financing and (ii) $38.29 (in the case of the Tranche I convertible notes) or $42.12 (in the case of the Tranche II convertible notes).
Warrant liability
We granted to each purchaser of the Tranche I convertible notes a warrant, equal to 15% of the aggregate proceeds invested by such purchaser, to purchase a variable number of equity securities. In aggregate, the maximum purchase amount of all warrants is $379.8 million. The warrants can be exercised by the holder after the earlier of (1) February 12, 2022 and (2) Qualifying IPO or Next Financing. The warrants expire on February 12, 2031. The warrants can be settled in cash or in net shares at the holder’s option. In the event of a cash settlement, the number of equity securities the holder will receive is equal to their maximum purchase amount divided by the strike price, as described below.
If a Qualifying IPO occurs prior to the Reference Date, outstanding warrants will become exercisable for shares of our Class A common stock at a strike price equal to the lower of (i) 70% of the price per share in the Qualifying IPO and (ii) $38.29. If a Next Financing occurs prior to the Reference Date, outstanding warrants will become exercisable for shares of our preferred stock issued in the Next Financing at a strike price equal to the lower of (i) 70% of the price per share in the Next Financing and (ii) $38.29. If a Qualifying IPO or Next Financing does not occur by the Reference Date, the outstanding warrants will become exercisable for shares of our series G-1 redeemable convertible preferred stock at a strike price of $18.60.
Off-balance sheet risk
In the normal course of business, we engage in activities involving settlement and financing of securities transactions. These activities may expose us to off-balance sheet risk in the event that the other party to the transaction is unable to fulfill its contractual obligations. User securities transactions are recorded on a settlement date basis, which is generally two business days for equities and one business day for options after the trade date. We are therefore exposed to risk of loss on these transactions in the event counterparties fail to meet the terms of their contracts. In such events, we may be required to purchase financial instruments at prevailing market prices in order to fulfill our obligations.
NOTE 11: MEZZANINE EQUITY, COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Redeemable convertible preferred stock
The following table is a summary of redeemable convertible preferred stock as of December 31, 2020:

(in thousands, except share data and per share amounts)
Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Liquidation Amount	Per Share Initial Conversion Price	Carrying Value of Stock, Net of Issuance Costs
A	131,913,460	131,913,460	$0.1954	$25,777	$0.1954	$16,139
B	80,263,020	80,263,020	0.6354	50,999	0.6354	50,999
C	43,788,180	43,788,180	2.5121	110,000	2.5121	109,870
D	35,774,761	35,774,761	10.1450	362,935	10.1450	362,670
E	29,887,357	29,887,357	12.4827	373,075	12.4827	372,733
F	48,000,000	48,000,000	12.5000	600,000	12.5000	599,284
G	44,406,442	43,116,119	15.5000	668,300	15.5000	668,044
	414,033,220	412,742,897		$2,191,086		$2,179,739

The following table is a summary of redeemable convertible preferred stock as of June 30, 2021:

(in thousands, except share data and per share amounts)
Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Liquidation Amount	Per Share Initial Conversion Price	Carrying Value of Stock, Net of Issuance Costs
A	131,913,460	131,913,460	$0.1954	$25,777	$0.1954	$16,139
B	80,263,020	80,263,020	0.6354	50,999	0.6354	50,999
C	43,788,180	43,788,180	2.5121	110,000	2.5121	109,870
D	35,774,761	35,774,761	10.1450	362,935	10.1450	362,670
E	29,887,357	29,887,357	12.4827	373,075	12.4827	372,733
F	48,000,000	48,000,000	12.5000	600,000	12.5000	599,284
G	44,406,442	43,116,119	15.5000	668,300	15.5000	668,044
G-1	244,278,204	—	18.6000	—	18.6000	—
	658,311,424	412,742,897		$2,191,086		$2,179,739
Voting
The holders of the redeemable convertible preferred stock are entitled to a number of votes equal to the number of shares of common stock into which the redeemable convertible preferred stock is convertible. Except where otherwise specified in our Certificate of Incorporation, holders of preferred stock vote together with the holders of common stock as a single class. The holders of our Series A and Series B redeemable convertible preferred stock are entitled to elect one director each (each, a “Preferred Director”), with each series voting separately as exclusive classes. Holders of common stock, voting exclusively and as a separate class, are entitled to elect four directors, two of which shall be entitled to two votes on any matter before the Board of Directors. The holders of our Series C, Series D, Series E, Series F, Series G and Series G-1 redeemable convertible preferred stock have no voting rights with respect to the election of members of the Board of Directors or the determination of the size of the Board of Directors.
As long as 50,000,000 shares of redeemable convertible preferred stock are outstanding, we must obtain approval from the holders of a majority of the then outstanding shares of redeemable convertible preferred stock (voting together as a single class and not as separate series, and on an as-converted basis) in order to, among other actions: (1) amend, alter or repeal any provision of the Certificate of Incorporation or our Bylaws; (2) increase the authorized number of shares of redeemable convertible preferred stock (or any series thereof) or common stock; (3) create, or authorize the creation of, a new class or series of our capital stock unless it ranks junior to the redeemable convertible preferred stock with respect to the distribution of assets in a liquidation, dissolution or winding up, the payment of dividends and rights of redemption; (4) declare or pay any dividend on any shares of shares of redeemable convertible preferred stock or common stock, subject to certain exceptions; (5) liquidate, dissolve or wind up our company, effect any merger or consolidation, or sell, lease, transfer or exclusively license all or substantially all of our assets; (6) increase or decrease the authorized size of the Board of Directors; or (7) effect a repurchase or redemption of, or distribution on, any shares of redeemable convertible preferred stock or common stock, subject to certain exceptions.
Liquidation preferences
In the event of any liquidation or winding up of our company, the holders of redeemable convertible preferred stock shall be entitled to receive, prior and in preference to the common stockholders, an amount equal to the aggregate original issue price for their shares of redeemable convertible preferred stock, plus any declared but unpaid dividends. After payment of the liquidation preference to the holders of the redeemable convertible preferred stock, our remaining assets are available for distribution to the holders of common stock on a pro rata basis. If the proceeds distributed among the holders of the redeemable convertible preferred stock are insufficient to permit the holders of redeemable convertible preferred stock to receive the full payment noted above, then the entire proceeds legally available for distribution shall be distributed ratably among the holders of the redeemable convertible preferred stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive.
Conversion rights
Each share of redeemable convertible preferred stock is convertible, at the option of the holder, according to a conversion ratio, which is subject to adjustment for dilutive share issuances. The total number of shares of common stock into which the redeemable convertible preferred stock may be converted is determined by dividing the then-applicable conversion price by the initial conversion price, as shown in the table above.
The redeemable convertible preferred stock, with the exception of our Series F redeemable convertible preferred stock, automatically converts into common stock at the applicable conversion rate upon the earliest of: (1) immediately prior to the closing of a public offering of common stock to the public in an IPO at a price of at least $12.4827 per share and resulting in at least $200 million of gross proceeds to us and resulting in the listing of our common stock on a nationally-recognized exchange in the United States (a “Qualified Public Offering”); (2) Direct Listing on a nationally-recognized exchange in the United States that is approved by the holders of a majority of the then outstanding redeemable convertible preferred stock (voting together as a single class and not as separate series, on as-converted basis); and (3) the date and time, or the occurrence of an event, specified by the vote or written consent of each of (i) the holders of the majority of the redeemable convertible preferred stock then outstanding (voting as a single class and on an as-converted basis), (ii) the holders of the majority of the then outstanding shares of Series B, C, G and G-1 redeemable convertible preferred stock (each voting exclusively and as a separate class), (iii) the holders of at least 60% of the then outstanding shares of Series D and E redeemable convertible preferred stock (each voting exclusively and as a separate class), and (iv) the holders of at least 65% of the then outstanding shares of Series A redeemable convertible preferred stock (voting exclusively and as a separate class).
The Series F redeemable convertible preferred stock automatically converts into common stock at the applicable conversion rate upon the earliest of: (1) immediately prior to the closing of a public offering of our common stock to the public in the IPO resulting in at least $200 million of gross proceeds to us and resulting in the listing of our common stock on a nationally-recognized exchange in the United States; (2) a Direct Listing on a nationally-recognized exchange in the United States that is approved by the holders of a majority of the then outstanding redeemable convertible preferred stock (voting together as a single class and not as separate series, on as-converted basis); and (3) the date and time, or the occurrence of an event, specified by the vote or written consent from the holders of the majority of the then outstanding Series F redeemable convertible preferred stock.
The Series F redeemable convertible preferred stock has a full-ratchet anti-dilution adjustment provision. In the event the price per share of our common stock in an IPO ends up being lower than the Series F redeemable convertible preferred stock conversion price, then the conversion price per share of the Series F redeemable convertible preferred stock will be reduced to the same price per share as the common stock price at the time of the IPO. We may also be obligated to issue additional shares of common stock to the holders of Series F redeemable convertible preferred stock in the event of a direct listing with a deemed trading price below the Series F redeemable convertible preferred stock conversion price.
In addition, if we issue any additional common stock below the conversion price of our Series A, B, C, D, E, F, G and G-1 redeemable convertible preferred stock, the conversion price of such series of redeemable convertible preferred stock may be subject to adjustment via a broad-based anti-dilution calculation, subject to certain exceptions.

Dividends
The holders of shares of redeemable convertible preferred stock are entitled to receive dividends, when and if declared by the Board of Directors. Dividends are paid on a pari-passu basis with other holders of our redeemable convertible preferred stock and in preference to the payment of dividends to holders of our common stock. No dividends have been declared or paid by us as of June 30, 2021. Dividends are noncumulative.
Classification
The redeemable convertible preferred stock is contingently redeemable upon certain deemed liquidation events such as a merger or sale of substantially all of our assets. The redeemable convertible preferred stock is not mandatory redeemable but, since a deemed liquidation event would constitute a redeemable event outside of our control, all shares of the redeemable convertible preferred stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets.
Common stock
Each share of voting common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of redeemable convertible preferred stock outstanding.
Equity incentive plans
Amended and Restated 2013 Stock Plan and 2020 Equity Incentive Plan
Under our Amended and Restated 2013 Stock Plan, as amended (the “2013 Plan”), and our 2020 Equity Incentive Plan, as amended (the “2020 Plan”), shares of common stock are reserved for issuance to eligible participants in connection with incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock units ("RSUs"), stock appreciation rights (“SARs”) or restricted stock awards. Options may be granted with an exercise price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to ten years from the date of grant. RSUs granted generally vest quarterly on a straight-line basis and the occurrence of a qualifying event, defined as the earlier of (1) the closing of certain, specific change in control transactions, or (2) an IPO. Generally, RSUs expire seven years from the date of grant. Shares of common stock issued under the 2013 Plan and 2020 Plan are subject to certain restrictions, including the right of first refusal by us for sales or transfers of shares to certain parties. Our rights of first refusal terminate upon completion of an IPO. Our 2013 Plan was terminated in connection with adoption of our 2020 Plan (but any awards outstanding under our 2013 Plan will remain in effect in accordance with their terms). No new awards may be granted under our 2013 Plan.
As of June 30, 2021, an aggregate of 209,809,164 shares have been authorized for issuance under the 2013 Plan and the 2020 Plan, of which 46,928,833 shares have been issued under the plans, 149,733,898 shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 13,146,433 shares remained available for new grants under the 2020 Plan.

2021 Omnibus Incentive Plan
In June 2021, our board of directors and our stockholders approved and adopted our 2021 Omnibus Incentive Plan (the “2021 Plan”). Our 2021 Plan became effective immediately prior to the effective date of the Final Prospectus. Upon effectiveness of the 2021 Plan, no new awards may be granted under our 2020 Plan (but any awards outstanding under our 2020 Plan will remain in effect in accordance with their terms) and any shares remaining available for grant under the 2020 Plan became available for grant under the 2021 plan. Our 2021 Plan provides for the grant of stock options, including ISOs and NSOs, SARs, restricted stock, RSUs, performance units, other equity-based awards and cash-based awards. As of June 30, 2021, no awards were outstanding under the 2021 Plan.
The aggregate number of shares available for grant under the 2021 Plan was equal to approximately 14% of the number of shares of our common stock (of all classes) outstanding immediately upon the closing of the IPO. Thereafter, any shares subject to awards under the 2013 Plan or the 2020 Plan that expire or terminate or are forfeited to or repurchased by the Company will become available under the 2021 Plan. In addition, the number of shares available under the 2021 Plan will automatically increase on the first day of each calendar year beginning on January 1, 2022 and ending with (and including) January 1, 2031. Such annual increase will be equal to the lesser of (i) 5% of the outstanding shares of all classes of our common stock on the last day of the immediately preceding calendar year and (ii) such number of shares determined by the board of directors.
Stock option activity
A summary of stock option activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in thousands)
Balance at December 31, 2020	21,543,828	$2.19	6.52	$304,590
Exercised during the period	(3,581,521)	1.87
Cancelled and forfeited during the period	(276,657)	4.51
Balance at June 30, 2021	17,685,650	$2.22	5.76	$632,774
Options vested and expected to vest at June 30, 2021	17,685,650	$2.22	5.76	$632,774
Options exercisable at June 30, 2021	15,905,386	$1.75	5.56	$576,535
Time-Based RSUs
We grant RSUs that vest only upon the satisfaction of both time-based service and performance-based conditions (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the six months ended June 30, 2021:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2020	47,711,649	$10.84
Granted	22,899,989	40.88
Forfeited	(1,747,048)	16.48
Unvested at June 30, 2021	68,864,590	$26.12
Market-Based RSUs
We granted 27,663,658 market-based awards in the form of RSUs to certain executives during the year ended December 31, 2019 that were modified in May 2021 (the “2019 Market-Based RSUs”).  These awards vest based on (i) achievement of share price targets considered market vesting conditions (5,532,732, 13,831,828, and 8,299,098 RSUs vest upon achievement of share price targets of $30.45, $50.75, and $101.50, respectively, with the initial stock price target measured at the IPO price, and for all remaining RSUs that did not vest upon IPO, measurement of the price targets will be based on a trailing 60-trading-day average of the daily volume weighted average price), (ii) a performance based vesting condition requiring the occurrence of an IPO or other liquidity event, and (iii) continuous employment by each recipient through the vesting date, which is considered a service condition. Prior to the modification, any tranche of 2019 Market-Based RSUs that hadn’t achieved its share price target upon IPO would have been forfeited. The modification allows the awards to continue to be measured against the same price targets as were outlined in the original 2019 grant though December 31, 2025. The 2019 Market-Based RSUs had a weighted-average grant date fair value of $0.29 per RSU. Upon modification, the weighted-average incremental fair value of the 2019 Market-Based RSUs is $21.95 per RSU (see below).
In May 2021, we granted 35,520,000 additional market-based awards in the form of RSUs to certain executives (the “2021 Market-Based RSUs”) with a weighted-average grant date fair value of $22.68 per RSU. These awards vest based on our stock price trading performance over a performance period of 8 years from issuance (4,560,000 will vest upon achievement of each of the $120 and $150 share price targets, and 5,280,000 will vest upon achievement of each of the $180, $210, $240, $270, and $300 share price targets, in each case, measured using a trailing-60-day average of the daily volume weighted average price), and are subject to continuous employment by each recipient to vest, which is considered a service condition.
The 2019 Market-Based RSUs and 2021 Market-Based RSUs (collectively, the “Market-Based RSUs”) were unvested as of December 31, 2020 and June 30, 2021.
2021 Employee Share Purchase Plan
In June 2021, our board of directors and our stockholders approved and adopted the 2021 Employee Share Purchase Plan (the “ESPP”). Our ESPP became effective immediately prior to the effective date of the Final Prospectus. The purpose of the ESPP is to enable eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation. The purchase price is equal to 85% of the fair market value of a share of our common stock on the first date of an offering or the date of purchase, whichever is lower. As of June 30, 2021, there were no participants in the ESPP.
The aggregate number of shares reserved for issuance under the ESPP was equal to approximately 2% of the number of shares of our common stock (of all classes) outstanding upon the closing of the IPO. The number of shares available under our ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2022 and ending with (and including) January 1, 2031. Such annual increase will be equal to the lesser of (i) 1% of the outstanding shares of all classes of our common stock on the last day of the immediately preceding calendar year and (ii) such number of shares determined by the board of directors. No more than 200,000,000 shares of common stock may be issued under our ESPP.
Share-based compensation
The following table summarizes the effects of share-based compensation on our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2021	2020	2021
Brokerage and transaction	$6	$6	$12	$12
Technology and development	824	717	2,540	2,025
Operations	8	3	18	6
Marketing	7	41	15	78
General and administrative	520	371	1,192	8,013
Total	$1,365	$1,138	$3,777	$10,134

We capitalized share-based compensation expense related to internally developed software of $0.3 million and $0.6 million during the three and six months ended June 30, 2020, and $0.1 million during both of the three and six months ended June 30, 2021.
As of June 30, 2021, there was $4.9 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 0.94 years.
In March 2021, we modified certain Time-Based RSUs of approximately 500 employees to remove the one-year vesting cliff, considered to be an improbable to improbable modification. As of June 30, 2021, no share-based compensation expense had been recognized for such awards with a performance condition based on the occurrence of a qualifying event, such as an IPO, as such qualifying event was not probable. The modified RSUs were revalued at the modification date, and the modified grant date fair value of the awards of $39.75 per share will be used to calculate share-based compensation expense once the performance condition becomes probable.
As of June 30, 2021 no share-based compensation expense had been recognized for the Time-Based RSUs based on the occurrence of a qualifying event, such as an IPO, as such qualifying event was not probable. The total unrecognized share-based compensation expense related to our Time-Based RSUs was $1.8 billion as of June 30, 2021. Of this amount, $660.0 million relates to awards for which the time-based vesting condition has been satisfied or partially satisfied while $1.2 billion relates to awards for which the time-based vesting condition had not yet been satisfied.
As of June 30, 2021, no share-based compensation expense had been recognized for the 2019 or 2021 Market-Based RSUs as the qualifying event of an IPO was not probable.
Because the amendment to the 2019 Market-based RSUs was determined to be a modification of a market condition, we estimated the pre-modification and post-modification fair value of the awards in order to determine the incremental fair value generated by the modification. To value the awards, we used a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the price targets may not be satisfied. The total unrecognized share-based compensation expense relating to the 2019 Market-Based RSUs, including the incremental expense due to modification, was $615.2 million as of June 30, 2021. If a qualifying liquidity event had occurred on June 30, 2021, we would have recorded $203.9 million share-based compensation related to the 2019 Market-Based RSUs. The remaining incremental share-based compensation expense of approximately $411.3 million would be recognized over a remaining weighted-average service period of 1.28 years, based on both explicit service periods and derived service periods based on the median of the passage of time it takes to achieve the price target in the Monte Carlo simulations. If the price targets are met sooner than the derived service period, we will adjust our share-based compensation expense to reflect the cumulative expense associated with the vested award.
We estimated the grant date fair value of the 2021 Market-Based RSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the price targets may not be satisfied. We will recognize the total share-based compensation expense over a weighted average derived requisite service period of 4.33 years, considering the Monte Carlo simulation median time to achieve each of the seven separate tranches. The total unrecognized share-based compensation expense relating to the 2021 Market-Based RSU awards was $805.5 million as of June 30, 2021. If a qualifying liquidity event had occurred on June 30, 2021, we would have recorded $18.2 million of share-based compensation expense related to the 2021 Market-Based RSUs based on the derived service period. The remaining incremental share-based compensation expense of approximately $787.3 million would be recognized over a remaining weighted-average derived service period of 4.23 years. If the price targets are met sooner than the derived service period, we will adjust our share-based compensation expense to reflect the cumulative expense associated with the vested award.

NOTE 12 - INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income (loss) per share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income (loss)	$57,584	$(501,665)	$5,082	$(1,946,468)
Less: allocation of earnings to participating securities	$34,801	$—	$3,032	$—
Net income (loss) attributable to common stockholders	$22,783	$(501,665)	$2,050	$(1,946,468)

Weighted-average common stock outstanding - basic	225,091,413	232,223,019	224,953,736	231,459,227
Dilutive effect of stock options and unvested shares	19,246,732	—	19,585,456	—
Weighted-average common stock outstanding - diluted	244,338,145	232,223,019	244,539,192	231,459,227

Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(2.16)	$0.01	$(8.41)
Diluted	$0.09	$(2.16)	$0.01	$(8.41)
The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Redeemable convertible preferred stock	366,266,778	412,742,897	366,266,778	412,742,897
RSUs	62,362,190	132,048,248	62,362,190	132,048,248
Stock options	89,110	17,685,650	82,182	17,685,650
Unvested shares	735	128,228	735	128,228
Total anti-dilutive securities	428,718,813	562,605,023	428,711,885	562,605,023
The table above does not include contingently issuable shares due to the conversion of our convertible notes or exercise of the warrants issued in February 2021, described in Note 10.
NOTE 13: RELATED PARTY TRANSACTIONS
Related party transactions may include any transaction between entities under common control or with a related party. We have defined related parties as members of the board of directors, executive officers, principal owners of our outstanding stock and any immediate family members of each such related party, as well as any other person or entity with significant influence over our management or operations.
In February 2021, we issued two tranches of convertible notes and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities - see Note 10. Two of the Tranche I investors are related parties. As of June 30, 2021, the fair value of the convertible notes and warrants granted to the two related parties were $182.6 million and $18.9 million and were included as convertible notes and other non-current liabilities in our unaudited condensed consolidated balance sheets.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
Leases
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park. Our leases have remaining terms of 1 year to 10 years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases. As of December 31, 2020 and June 30, 2021 we had $49.2 million and $74.7 million of operating right-of-use assets included as other non-current assets and $54.1 million and $86.7 million of operating lease liabilities: $6.1 million and $12.8 million included as other current liabilities and $48.0 million and $73.9 million as other non-current liabilities in the unaudited condensed consolidated balance sheets.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2021	2020	2021
Fixed operating lease costs	$2,693	$5,011	$5,063	$8,790
Variable operating lease costs	704	1,374	1,427	2,452
Short-term lease costs	307	356	313	610
Total lease costs	$3,704	$6,741	$6,803	$11,852
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease costs are primarily related to payments made to our landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Other information related to our operating leases was as follows:

	December 31,	June 30,
	2020	2021
Weighted-average remaining lease term	5.41 years	5.23 years
Weighted-average discount rate	7.02%	6.21%
Cash flows related to leases were as follows:

	Six Months Ended June 30,
(in thousands)	2020	2021
Operating cash flows:
Payments for operating lease liabilities	$9,609	$1,070
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$14,902	$31,693

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of June 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$8,975
2022	25,150
2023	22,841
2024	18,291
2025	17,239
Thereafter	22,270
Total undiscounted lease payments	114,766
Less: imputed interest	(17,965)
Less: lease incentives	(10,051)
Total lease liabilities	$86,750
Contingencies
The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages. Damages may include, in some cases, punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations (“SROs”) by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.
Like other brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in arbitrations and administrative proceedings.
Legal and regulatory matters
The outcomes of the legal and regulatory matters discussed in this section are inherently uncertain and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and we may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain historical matters as well as certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to vigorously defend the pending matters. Litigation is inherently uncertain, and any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. Unless otherwise noted below with respect to a specific matter, we are unable to provide a reasonable estimate of any potential liability given the uncertain nature of litigation and the stage of proceedings in these matters. With respect to all other pending matters not disclosed below, based on current information, we do not believe that such matters, individually or in the aggregate, would have a material adverse impact on our business, financial condition, operating results, or cash flows.
Best Execution, Payment for Order Flow, and Sources of Revenue Matters
In May 2019, the SEC’s Division of Enforcement (“Enforcement Division”) commenced an investigation into RHF’s best execution and payment for order flow (“PFOF”) practices, as well as statements concerning its sources of revenue, including the fact that, in FAQs on our website describing how it made money, and in certain communications with customers addressing the same issue, RHF had omitted PFOF when it described its revenue sources. On December 17, 2020, RHF, on a neither admit nor deny basis, consented to the entry of an SEC order (i) requiring RHF to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act and Section 17(a) of the Exchange Act and Rule 17a-4 thereunder; (ii) censuring RHF; and (iii) requiring RHF to pay a $65 million civil penalty in December 2020. RHF paid the $65 million penalty in cash and also agreed to engage an independent compliance consultant.
Beginning on December 23, 2020, six putative securities fraud class action lawsuits were filed against RHM, RHF and/or RHS. The lawsuits generally allege that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Five of the complaints asserted claims for violations of Section 10(b) of the Exchange Act. All of the complaints asserted state law claims under California or New York law, and sought damages, restitution, disgorgement and other relief. One of the cases was voluntarily dismissed without prejudice. The five remaining actions have been consolidated under the caption In re Robinhood Order Flow Litigation in the United States District Court for the Northern District of California. On June 29, 2021, we filed a motion to dismiss the amended consolidated complaint and a motion to deny class certification.
March 2020 Outages
Beginning on March 4, 2020, 15 putative class actions and one individual action were filed against RHM, RHF and RHS in state and federal district courts relating to service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”). One of the putative class actions and the individual action were voluntarily dismissed following settlements between the parties. Thirteen of the remaining putative class actions have been consolidated as In re Robinhood Outage Litigation in the United States District Court for the Northern District of California. The one remaining putative class action, Withouski v. Robinhood Financial LLC, et al., pending in the Superior Court of the State of California, County of San Mateo, has been stayed by agreement of the parties. The lawsuits generally allege that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and RHM, RHF and RHS failed to implement appropriate backup systems. The lawsuits include, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuits generally seek damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. Fact discovery has been completed and expert discovery is currently scheduled to be completed in August 2021.
We have also received notice that approximately 1,600 jointly represented customers may pursue arbitration of individual claims against us arising out of the March 2020 Outages, in addition to other alleged system outages.
The SEC Division of Examinations (“Examinations Division”) conducted an examination and identified a deficiency, to which RHF responded, with respect to RHF’s creation of a reasonably designed business continuity plan. In addition, Financial Industry Regulatory Authority (“FINRA”) conducted an investigation and certain state regulatory authorities are conducting investigations, regarding the March 2020 Outages and related procedures. RHF and RHS are cooperating with the requests from these regulators and RHF has reached a settlement with FINRA with respect to certain matters. See “—FINRA Multi-Matter Settlement” below for more information.
Options Trading and Related Customer Communications and Displays
The SEC Examinations Division conducted an examination and identified deficiencies, to which RHF responded, with respect to account takeovers, identity theft in connection with new account opening, processes for approving or rejecting certain accounts for options trading, and customer support response times. Certain state regulatory authorities are conducting investigations regarding RHF’s options trading and related customer communications and displays and options trading approval process. RHF is cooperating with the regulators’ requests. FINRA also conducted an investigation and reached a settlement with RHF regarding the same options trading issues.
On February 8, 2021, the family of Alexander Kearns, a Robinhood customer who traded options, filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against RHF, RHS and RHM in connection with Mr. Kearns’s death by suicide in June 2020. This matter was dismissed with prejudice following a settlement between the parties.
FINRA Multi-Matter Settlement
RHF and RHS are subject to FINRA investigations and enforcement matters, including those described elsewhere in this footnote as well as investigations regarding certain other matters, such as RHF’s margin call procedures, RHS’s fractional share trade reporting, customer support procedures, customer arbitration agreements, processing of corporate actions and displays of historical performance data. On June 30, 2021, RHF resolved with FINRA, on a no admit, no deny basis, certain of these investigations and examinations, including investigations into systems outages, RHF’s options product offering, and margin-related communications with customers, among others. The resolution does not address all the matters FINRA is investigating, including those relating to the Early 2021 Trading Restrictions (as defined below), account takeovers and anti-money laundering issues, RHS’s fractional share trade reporting, customer support procedures or customer arbitration agreements. RHF and RHS will continue to cooperate with FINRA on these matters. The resolution involved the following components: (i) charges of violations of FINRA rules; (ii) a fine of $57.0 million; (iii) customer restitution of approximately $12.6 million, of which approximately $8.1 million already has been paid, $0.75 million has been offered to be paid, and the remaining $3.75 million is to be paid; (iv) a censure; and (v) engagement of an independent consultant. As of June 30, 2021, we had accrued the $57.0 million fine as well as $4.5 million of customer restitution to be paid.
RHC Anti-Money Laundering, Cybersecurity and Other Issues
On July 24, 2020, the New York State Department of Financial Services (“NYDFS”) issued a report of its examination of RHC citing a number of “matters requiring attention” focused primarily on anti-money laundering and cybersecurity-related issues. The matter was subsequently referred to the NYDFS’s Consumer Protection and Financial Enforcement Division for investigation. In March 2021, the NYDFS informed RHC of certain alleged violations of applicable (i) anti-money laundering and New York Banking Law requirements, including the failure to maintain and certify a compliant anti-money laundering program, (ii) notification provisions under RHC’s Supervisory Agreement with the NYDFS, and (iii) cybersecurity and virtual currency requirements, including certain deficiencies in our policies and procedures regarding risk assessment, lack of an adequate incident response and business continuity plan, and deficiencies in our application development security. RHC and the NYDFS have reached a settlement in principle with respect to these allegations, subject to final documentation, in connection with which, among other things, RHC expects to pay a monetary penalty of $30.0 million and engage a monitor.
Additionally, on April 14, 2021, the California Attorney General’s Office issued an investigative subpoena to RHC, seeking documents and answers to interrogatories about RHC’s trading platform, business and operations, application of California’s commodities regulations to RHC and other matters. RHC is cooperating with this investigation. We cannot predict the outcome of this investigation or any consequences that might result from it.
Account Takeovers
In November 2020, FINRA Enforcement commenced an investigation into RHF concerning account takeovers, or circumstances under which an unauthorized actor successfully logs into a customer account, as well as anti-money laundering and cybersecurity issues. Since February 1, 2021, RHF has received requests for documents and information from the SEC’s Enforcement Division in connection with its investigation into account takeovers and, more recently, suspicious activity report filings. Additionally, state regulators, including the NYDFS and the New York Attorney General’s Office, have opened inquiries into RHM, RHF and RHC related to account takeovers. RHM, RHF and RHC are cooperating with these investigations and inquiries. The SEC’s Examinations Division also conducted an examination and identified deficiencies, to which RHF responded, with respect to, among other things, account takeovers and identity theft in connection with new account opening.
On January 8, 2021, a putative class action was filed in California Superior Court (Santa Clara County) against RHF and RHS by Siddharth Mehta, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiffs generally allege that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seek monetary damages and injunctive relief. In March 2021, RHF and RHS filed a motion to dismiss the amended complaint, which was granted in part and denied in part in May 2021. A second amended complaint was filed by the plaintiffs on May 20, 2021, which RHF and RHS moved to dismiss on June 3, 2021.
Massachusetts Securities Division Matter
On December 16, 2020, the Enforcement Section of the Massachusetts Securities Division (“MSD”) filed an administrative complaint against RHF, which stems from an investigation initiated by the MSD in July 2020. The complaint alleges three counts of Massachusetts securities law violations regarding alleged unethical and dishonest conduct or practices, failure to supervise, and failure to act in accordance with the Massachusetts fiduciary duty standard, which became effective on March 6, 2020 and had an effective enforcement date beginning September 1, 2020. The initial complaint seeks, among other things, injunctive relief, censure, unspecified restitution, unspecified disgorgement, the appointment of an independent consultant and an unspecified administrative fine. The proposed amended complaint also seeks revocation of RHF's license to operate in Massachusetts. If RHF were to lose its license to operate in Massachusetts, we would not be able to acquire any new customers in Massachusetts, and we expect that our current customers in Massachusetts would be unable to continue utilizing any of the services or products offered on our platform (other than closing their positions) and that we may be forced to transfer such customers’ accounts to other broker-dealers. Additionally, revocation of RHF’s Massachusetts license could trigger similar disqualification or proceedings to restrict or condition RHF’s registration by other state regulators. A revocation of RHF’s license to operate in Massachusetts would result in RHF and RHS being subject to statutory disqualification by FINRA and the SEC, which would then result in RHF needing to obtain relief from FINRA subject to SEC review in order to remain a FINRA member and RHS possibly needing relief from FINRA or other SROs.
On April 15, 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. On May 27, 2021, the state court denied RHF’s motion for a preliminary injunction, finding that RHF would not suffer irreparable harm if MSD proceeded with the pending administrative action, but determined that RHF may seek a declaration that the disputed regulation is unlawful without first exhausting its remedies in the administrative action. On June 14, 2021, the state court declined to stay the entire matter pending resolution of the administrative proceeding, finding that RHF is entitled to have the state court decide certain of its challenges to the Massachusetts fiduciary standard without waiting for the MSD to complete its administrative proceeding. RHF has engaged in settlement discussions with the MSD at certain times since the MSD filed its initial complaint, however, such negotiations have not been successful and RHF is currently not engaged in any such settlement discussions with the MSD.
Pinchasov v. Robinhood Financial LLC
On November 5, 2020, plaintiff Shterna Pinchasov filed a putative class action in the Circuit Court of the 11th Judicial Circuit of Florida in and for Miami-Dade County asserting claims of negligence and breach of fiduciary duty based on allegations that RHF failed to prevent customers from using its interface for stocks that were subject to a “T1 Halt,” and seeking damages. Securities exchanges, such as the New York Stock Exchange and the Nasdaq Stock Market, have the authority to halt and delay trading in a security, and a “T1 Halt” (or regulatory halt) may occur pending the release of material news about a company.
RHF removed this action to the U.S. District Court for the Southern District of Florida. The case is now in the fact discovery stage, which is currently scheduled to close in December 2021.
Text Message Litigation
On October 29, 2019, a putative class action was filed by Isaac Gordon against RHF and RHM in the Superior Court for the State of Washington, County of Spokane. The complaint alleged that RHF and RHM initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington State law. The action was removed to the Eastern District of Washington. On January 25, 2021, the court granted the plaintiff’s motion for class certification. On June 25, 2021, RHF filed a motion to decertify the class and disqualify class counsel. On July 27, 2021, the court granted RHF’s motion to decertify the class, denied the motion to disqualify class counsel, and remanded the case to state court.
On August 9, 2021, a new, substantially similar putative class action was filed by Cooper Moore against RHF in the U.S. District Court for the Northern District of California.
Early 2021 Trading Restrictions Matters
Beginning on January 28, 2021, due to increased deposit requirements imposed on RHS by the NSCC in response to unprecedented market volatility, particularly in certain securities, RHS temporarily restricted or limited its customers’ purchase of certain securities, including GameStop Corp. and AMC Entertainment Holdings, Inc., on our platform (the “Early 2021 Trading Restrictions”).
We have become aware of approximately 50 putative class actions and four individual actions that have been filed against one or more of RHM, RHF and RHS in various federal and state courts relating to the Early 2021 Trading Restrictions. On April 1, 2021, the Judicial Panel on Multidistrict Litigation entered an order centralizing the federal cases identified in a motion filed by certain plaintiffs to transfer and coordinate or consolidate the actions filed in connection with the Early 2021 Trading Restrictions in the United States District Court for the Southern District of Florida captioned In re: January 2021 Short Squeeze Trading Litigation, Case No. 21-2989-MDL-ALTONAGA/Torres (the “MDL”). In May 2021, the court appointed interim lead plaintiffs’ counsel for certain claims. On July 26, 2021, interim lead plaintiffs’ counsel filed two consolidated complaints: the first complaint asserts a federal antitrust claim; the second complaint asserts negligence and breach of fiduciary duty claims. The consolidated complaints seek monetary damages. Other plaintiffs have filed federal securities claims, which are governed by the procedures under the Private Securities Litigation Reform Act of 1995, and will proceed separately.
RHM, RHF, RHS and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received inquiries from the SEC’s Division of Examinations and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include inquiries related to whether any employee trading in these securities may have occurred in advance of the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. In

addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided or will provide testimony with respect to the Early 2021 Trading Restrictions. We are cooperating with these investigations and examinations.
Due to the preliminary nature of all of these proceedings, we are unable at this time to estimate the likelihood or magnitude of any possible losses related to these matters.
“For You” Document Request
On May 26, 2021, the SEC’s Enforcement Division issued a request to RHM and RHF seeking documents and information related to the “For You” feature, which was available in the past on our website only and is not currently an active product offering on our website or platform, and other features displaying lists of securities to customers. Robinhood is cooperating with the Staff’s investigation.
Dansberger v. Robinhood Securities
On June 11, 2021, RHS was sued by Thomas Dansberger on behalf of a putative class in the Circuit Court for Seminole County in Florida seeking monetary damages as well as declaratory and injunctive relief. Mr. Dansberger purports to represent “All Florida residents who purchased Robinhood Gold on or by January 21, 2021 and (b) who were not able to buy or sell cryptocurrencies on January 21, 2021.” The plaintiff alleges that RHS engaged in unfair and deceptive trade practices by advertising and marketing that Robinhood Gold would provide access for customers to buy and sell cryptocurrencies but failed to do so on January 28, 2021 when it allegedly halted the buying and selling of cryptocurrencies.
Registration Requirements for Member Personnel
On July 26, 2021, RHF received a FINRA investigative request seeking documents and information related to its compliance with FINRA registration requirements for member personnel, including related to the FINRA non-registration status of Mr. Tenev and Co-Founder and Chief Creative Officer Mr. Bhatt. Robinhood is evaluating this matter and is cooperating with the investigation.
NOTE 15: SUBSEQUENT EVENTS
Amended and Restated Certificate of Incorporation
On August 2, 2021 (the “IPO Closing Date”), we amended and restated our certificate of incorporation to effect a reclassification of our outstanding common stock into Class A common stock (with one vote per share) and, with respect to shares held by our founders and certain of their related entities, Class B common stock (with ten votes per share). The amended and restated certificate also provides for Class C common stock (with zero votes per share) of which none is outstanding on the date of this quarterly report.
Initial Public Offering
On the IPO Closing Date, we closed our IPO of 55,000,000 shares of Class A common stock at a public offering price of $38.00 per share. In the IPO, 52,375,000 shares of Class A common stock were sold by us and 2,625,000 shares of Class A common stock were sold by selling stockholders. Our net proceeds from the sale of Class A common stock by us in the IPO were approximately $1.9 billion after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. In connection with the IPO, 130,155,246 shares of our Class A common stock owned by our founders and their related entities were exchanged for an equivalent number of shares of Class B common stock. In addition, all of the outstanding shares of convertible preferred stock and all of our outstanding convertible notes automatically converted into Class A common stock of 412,742,897 and 137,305,156 shares and all warrants became exercisable at a strike price of $26.60 per share for an aggregate of 14,278,034 shares of Class A common stock. Upon completion of the IPO, approximately $13.4 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds and we recognized a one-time cumulative share-based compensation expense of $1.0 billion related to RSUs for which the time-based vesting condition was satisfied or partially satisfied as the performance condition was satisfied.
Acquisition of Say
On August 13, 2021, the Company completed the acquisition of A Say Inc. and its subsidiaries (collectively “Say”). New York-based Say, founded in 2017, provides an investor communications and shareholder engagement platform that empowers shareholders to access their full ownership rights and facilitates proxy and voting for issuers. The purchase price is approximately $140 million in cash, subject to customary purchase price adjustments. The Company is currently evaluating purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020 included in the final prospectus dated July 28, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on July 30, 2021 (the “Final Prospectus”). It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three and six months ended June 30, 2020 and 2021 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
We refer to our “users” and our “customers” interchangeably throughout this Quarterly Report on Form 10-Q to refer to individuals who hold accounts on our platform. However, because we do not have contracts, as defined in ASC 606, Revenue from Contracts with Customers, with our users, our users do not meet the definition of “customer” for purposes of the accounting rules. See “—Revenue Recognition” in Note 1 to our audited consolidated financial statements included in the Final Prospectus.

Overview
Robinhood was founded on the belief that everyone should be welcome to participate in our financial system. We are creating a modern financial services platform for everyone, regardless of their wealth, income or background. We build relationships with our customers by introducing new products with compelling value propositions that further expand access to the financial system.
Our mission to democratize finance for all drives our revenue model. We pioneered commission-free trading with no account minimums, giving smaller investors access to the financial markets. Many of our customers are getting started with less, which often means they’re trading a smaller number of shares. Rather than earning revenue from fixed trading commissions which, before Robinhood introduced commission free trading, had often ranged from $8 to $10 per trade, the majority of our revenue is transaction-based revenues earned from routing option, cryptocurrency and equity orders to market makers.
We also earn net interest revenues, primarily from our securities lending program and interest earned on margin lending and cash deposits, net of borrowing costs related to our revolving lines of credit. We also earn subscription revenue from our Robinhood Gold product.
With respect to certain of our financial and operating results as of or for the three months ended June 30, 2021 and 2020:
•we generated total net revenues of $565 million compared to $244 million, for year-over-year growth of 131%;
•we had net loss of $502 million, which included a $528 million fair value adjustment to our convertible notes and warrant liability, compared to net income of $58 million;
•our Adjusted EBITDA was $90 million compared to $63 million, for year-over-year growth of 43%;
•we had Net Cumulative Funded Accounts of 22.5 million and 9.8 million, for year-over-year growth of 130%;
•we had Monthly Active Users (MAU) of 21.3 million and 10.2 million, for year-over-year growth of 109%;
•we had Assets Under Custody (AUC) of $102,035 million and $33,422 million, for year-over-year growth of 205%; and
•we had Average Revenues Per User (ARPU) of $111.7 compared to $115.2, for year-over-year decrease of 3%.
For definitions of “Net Cumulative Funded Accounts”, “MAU”, “AUC” and “ARPU” please see “—Key Performance Metrics.” Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”

Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months or Month Ended June 30,
(in millions except ARPU)	2020	2021
Net Cumulative Funded Accounts(1)	9.8	22.5
Monthly Active Users (MAU)(2)	10.2	21.3
Assets Under Custody (AUC)(3)	$33,421.5	$102,034.8
Average Revenues Per User (ARPU)(4)	$115.2	$111.7
________________
(1)We define Net Cumulative Funded Accounts as the total of Net Funded Accounts from inception to a stated date or period end. “Net Funded Accounts” is the total number of Funded Accounts for a stated period, excluding “churned users” and including “resurrected users” as of the end of that period. A “Funded Account” is a Robinhood account into which the account user makes an initial deposit or money transfer, of any amount, during the relevant period, which account is designed to provide a customer with access to any and all of the products offered on our platform. Users are considered “churned” if their accounts were previously Funded Accounts and their account balance (which is measured as the fair value of assets in the user’s account less the amount due from the user) drops to or below zero dollars (which negative balances typically result from Fraudulent Deposit Transactions and, less often, from margin loans) for 45 consecutive calendar days. Users are considered “resurrected” if they were considered churned users during and as of the end of the immediately preceding period, and had their account balance increase above zero (and are not considered churned users) in the current period. For more information about Fraudulent Deposit Transactions, see “—Key Components of our Results of Operations—Operating Expenses—Operations” below.

	Three Months Ended June 30,
(in millions)	2020	2021
Beginning balance	7.2	18.0
New funded accounts	2.7	5.1
Resurrected accounts	0.1	0.3
Churned accounts	(0.2)	(0.9)
Ending balance	9.8	22.5
(2)We define MAU as the number of Monthly Active Users during a specified calendar month. A “Monthly Active User” is a unique user who makes a debit card transaction, transitions between two different screens on a mobile device or loads a page in a web browser while logged into their account, at any point during the relevant month. A user need not satisfy these conditions on a monthly or recurring basis or have a Funded Account to be included in MAU. Figures in the table reflect MAU for the last month of each period presented. We utilize MAU to measure how many customers interact with our products and services during a given month. MAU does not measure the frequency or duration of the interaction, but we consider it a useful indicator for engagement. Additionally, MAUs are positively correlated with, but are not indicative of, the performance of revenue and other key performance indicators.
(3)We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of customer margin balances, as of a stated date or period end on a trade date basis. The following table sets out the components of AUC by type of asset:

	June 30,
(in millions)	2020	2021
Equities	$26,394.8	$72,568.3
Options	930.7	2,384.2
Cryptocurrencies	780.8	22,693.3
Cash held by users	6,712.6	9,924.7
Customer margin balances	(1,397.4)	(5,535.7)
Assets Under Custody (AUC)	$33,421.5	$102,034.8

Net Deposits and net market gains drive the change in AUC in any given period. We define “Net Deposits” as all cash deposits received from customers net of reversals, customer cash withdrawals and other equity and cash amounts transferred out of our platform (including in connection with debit card transactions and account transfers out of our platform through the Automated Customer Account Transfer Service (“ACATS”)) for a stated period.

	Three Months Ended June 30,
(in millions)	2020	2021
Beginning balance	$19,220.1	$80,932.4
Net Deposits	8,812.0	9,951.7
Net market gains	5,389.4	11,150.7
Ending balance	$33,421.5	$102,034.8
(4)We define ARPU as total revenue for a given period (or, in the case of ARPU for a given cohort, total revenue generated by that cohort during a given year or period) divided by the average of Net Cumulative Funded Accounts (or, in the case of ARPU for a given cohort, the Net Cumulative Funded Accounts included in that cohort) as of the last day of that period and as of the last day of the immediately preceding period. In the case of ARPU for a three-month period, this figure is multiplied by four to annualize the figure for comparability.

Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenue, net income (loss) and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) share-based compensation expenses, (v) change in fair value of convertible notes and warrant liability and (vi) certain legal and tax settlements, reserves and expenses.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. However, this non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with GAAP and may be different from similarly titled non-GAAP measures used by other companies. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2021	2020	2021
Net income (loss)	$57,584	$(501,665)	$5,082	$(1,946,468)
Add:
Interest expenses related to credit facilities	1,555	5,268	3,059	8,067
Provision for income taxes	534	37,507	448	49,286
Depreciation and amortization	2,185	4,873	3,913	8,694
EBITDA (non-GAAP)	61,858	(454,017)	12,502	(1,880,421)
Share-based compensation	1,365	1,138	3,777	10,134
Change in fair value of convertible notes and warrant liability(1)	—	528,052	—	2,020,321
Certain legal and tax settlements, reserves and expenses(2)	—	15,000	—	54,910
Adjusted EBITDA (non-GAAP)	$63,223	$90,173	$16,279	$204,944
_________________
(1)Change in fair value of convertible notes and warrant liability is the adjustment necessary to mark our convertible notes and warrants to fair market value. Please see Note 5 to our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Change in Fair Value of Convertible Notes and Warrant Liability” for more information.
(2)Certain legal and tax settlements, reserves and expenses for the three months ended June 30, 2021 includes a charge of $15 million in connection with the settlement-in-principle RHC reached with NYDFS with respect to an NYDFS matter focused primarily on anti-money laundering and cybersecurity-related issues (the “NYDFS Matter”). As of June 30, 2021 we have accrued a total of $30.0 million for the NYDFS Matter.
Certain legal and tax settlements, reserves and expenses for the six months ended June 30, 2021 includes charges of (i) $34.9 million in connection with the agreement RHF reached with FINRA to resolve, on an no admit, no deny basis, certain of FINRA’s investigations and examinations, including investigations into systems outages, RHF’s options product offering, and margin-related communications with customers, among others (the “FINRA Matters”), and (ii) $20.0 million in connection with the NYDFS Matter described above. As of June 30, 2021 we have accrued a total of $61.5 million for the FINRA Matters, including a $57.0 million fine as well as $4.5 million of customer restitution to be paid. For more information about these matters, see Note 14 to our unaudited condensed consolidated financial statements.

Key Factors Driving Our Performance
Growing our Customer Base
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to introduce products and features to attract new customers and we will seek to increase brand awareness and customer adoption of our platform through the Robinhood Referral Program (defined below) and digital and broad-scale advertising. However, the circumstances that have accelerated the growth of our customer base in recent periods may not continue in the future, and we do not expect the growth rates in our Net Cumulative Funded Accounts to be sustainable in future periods as we achieve higher market adoption rates.
Expanding Our Relationship with Existing Customers
Our revenue has continued to grow as we have introduced new products and features to our customers and as our customers have increased their usage of our platform. As discussed in “—Overview” and “—Key Performance Metrics” above, we have experienced significant increases in revenue, MAU, AUC and Net Cumulative Funded Accounts over the past year. However, certain circumstances that have accelerated the growth of our business may not continue in the future. We aim to grow with our customers over time and to grow our relationship with our customers as they build and manage their wealth. Our ability to expand our relationship with our customers will be an important contributor to our long-term growth.

Investing in Our Platform
We intend to continue to invest in our platform capabilities and regulatory and compliance functions to support new and existing customers and products that we believe will drive our growth. As our customer base and platform functionalities expand, areas of investment priority include product innovation, educational content, technology and infrastructure improvements and customer support. We believe these investments will contribute to our long-term growth. Additionally, we strive to strengthen our relationships with our customers by responding to customer feedback not only through the introduction of new products, but also through improvements to our existing products and services.
We expect to increase the headcount number for our engineering and regulatory and compliance teams by more than double and customer service by more than triple by the end of fiscal year 2021, compared to fiscal year 2020. These additional employees will be staffed on projects to enhance platform capabilities, drive product innovation and improve customer support, as well as to undertake regulatory and compliance functions. As of June 30, 2021, we had added approximately 30% of the expected additional headcount of our engineering and more than 40% of the expected additional headcount of our customer service and regulatory and compliance professionals.
Customer Interest in Investing and Saving
Our results of operations are impacted by the overall health of the economy and retail investing and saving behaviors, which include the following key drivers:
•Seasonality. We believe investment activity will vary throughout a calendar year. Given traditional consumer behavior, we expect to see more new customers in the first calendar quarter.
•Consumer Behavior. Consumer behavior varies over time and is affected by numerous conditions. For example, behavior may be impacted by social or economic factors such as changes in disposable income levels, general interest in investing and stock market volatility. There may also be high profile initial public offerings, or idiosyncratic events impacting single companies, that impact consumer behavior. These shifts in consumer behavior may influence interest in our products over time.
•Market Trends. As financial markets grow and contract, our customers’ investing, saving, and spending behaviors are affected. Although our operating history has coincided with a period of general macroeconomic growth in the United States, particularly in the U.S. equity markets, which has previously stimulated growth in overall investment activity on our platform, we may be impacted by any slowdowns in growth or downturns in the U.S. equity markets.
•Macroeconomic Events. Customer behavior is impacted by the overall macroeconomic environment, which is influenced by events such as the ongoing COVID-19 pandemic (including the COVID-19 vaccine development and responsive measures taken by the U.S. government) as well as its effects on both global business and individuals’ behavior. Since the onset of the COVID-19 pandemic in March 2020, we have seen substantial growth in our customer base, retention, engagement and trading activity metrics. It is uncertain whether these trends and behavioral shifts will continue as reopening measures continue, and we may not be able to maintain the customer base we gained, or the rate of growth in our customer base that we experienced, throughout the COVID-19 pandemic. Other macroeconomic conditions that could impact customer behavior include employment rates, natural disasters and other political or economic events.
For more information about how market trends and macroeconomic events can adversely impact our results of operations, see “Risk Factors—Risks Related to Our Business.”

Key Components of our Results of Operations
Revenues
Transaction-based revenues
Transaction-based revenues consist of amounts earned from routing customer orders for options, equities and cryptocurrencies to market makers. When customers place orders for equities, options or cryptocurrencies on our platform, we route these orders to market makers and we receive consideration from those brokers. With respect to equities and options trading, such fees are known as PFOF. With respect to cryptocurrency trading, we receive “Transaction Rebates.” In the case of equities, the fees we receive are typically based on the size of the publicly quoted bid-ask spread for the security being traded; that is, we receive a fixed percentage of the difference between the publicly quoted bid and ask at the time the trade is executed. For options, our fee is on a per contract basis based on the underlying security. In the case of cryptocurrencies, our rebate is a fixed percentage of the notional order value. Within each asset class, whether equities, options or cryptocurrencies, the transaction-based revenue we earn is calculated in an identical manner among all participating market makers. We route equity and option orders in priority to participating market makers that we believe are most likely to give our customers the best execution, based on historical performance (according to order price, trading symbol, availability of the market maker and, if statistically significant, order size), and, in the case of options, the likelihood of the order being filled is a factor as well. For cryptocurrency orders, we route to market makers based on price and availability of the market maker.
Net interest revenues
Net interest revenues consist of interest revenues less interest expenses.
We earn interest revenues and incur interest expenses on securities lending transactions. We also earn interest revenues on margin loans to users, as well as on our segregated cash, cash and cash equivalents, and deposits with clearing organizations. We also incur interest expenses in connection with our revolving credit facilities.
Other revenues
Other revenues primarily consist of Robinhood Gold, a monthly paid subscription service that provides users with premium features such as enhanced instant deposits, professional research, Nasdaq Level II market data and, upon approval, access to margin investing. Other revenues also include proxy rebate revenues and miscellaneous fees charged to users.
Operating Expenses
Brokerage and transaction
Brokerage and transaction costs primarily consist of fees paid to centralized clearinghouses, bank and regulatory fees, market data expenses, compensation and benefits, including share-based compensation, for employees engaged in clearing and brokerage functions and allocated overhead. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platform.
Technology and development
Technology and development costs primarily consist of costs incurred to support and improve our platform and develop new products, costs associated with computer hardware and software, including amortization of internally developed software, compensation and benefits, including share-based compensation, for engineering, data science and design personnel and allocated overhead. We intend to continue to invest in technology and development for the foreseeable future as we focus on developing new features and enhancements on our platform, while also developing new products to serve the needs of our customers.
Operations
Operations costs primarily consist of customer service related expenses, including compensation and benefits, which includes share-based compensation, for employees engaged in customer support, third-party customer service vendors, customer onboarding and account verification as well as allocated overhead. We plan to continue to invest in customer service related expenses, including the costs associated with expanding our customer support functions, such as phone-based voice support, to adequately support the significant growth in our user base. Additionally, operations costs include chargebacks for unauthorized debit card use.
Operations costs also include our provision for credit losses in connection with unrecoverable receivables due to Fraudulent Deposit Transactions. “Fraudulent Deposit Transactions” occur when users initiate deposits into their accounts, make unsuccessful trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount. The provision for credit loss is equal to the unsecured receivable balance owed by users, i.e., the difference between the amount due from users and the fair value of the assets in the users account, and we write-off the receivable balance when it has become outstanding for over 180 days. We seek to reduce Fraudulent Deposit Transactions by deploying and iterating on machine learning models that identify high risk users and transactions on our platform. In addition, upon identifying high risk users and transactions, we seek to prevent further losses by introducing friction into the user experience (for example, by not offering the identified customer access to instant funds) or implementing restrictions to mitigate the risk of these transactions (such as temporarily restricting withdrawals). Due to the fraudulent nature of these transactions, recourse and collection of the funds is limited. The provision for credit losses also includes an immaterial amount of losses related to our margin lending and proxy rebate activities.
Marketing
Marketing costs primarily consist of expenses associated with the Robinhood Referral Program, production and placement of advertisements in various media outlets, including online and on television, and customer goodwill, which primarily relates to costs to remediate losses experienced by our customers due to service interruptions on our platform and reimbursement of direct losses that happen due to unauthorized activity that is not the fault of our customer. Marketing costs also include compensation and benefits, including share-based compensation, for employees engaged in the marketing function and allocated overhead. We plan to continue to invest in marketing efforts through the Robinhood Referral Program and other media outlets to support growing our user base.
Under our referral program (the “Robinhood Referral Program”), RHF credits referring and referred customers with a stock reward, with the potential value of each share ranging from $2.50 to $225. Each stock reward is selected randomly from RHF’s previously purchased inventory of settled shares held exclusively for this program. This inventory is comprised of shares of stock of issuers that are widely held among our customers’ accounts (i.e., held by at least 5,000 customers). Approximately 98% of customers receive a stock reward having a value ranging from $2.50 to $10. Referring customers can earn more than one reward through the Robinhood Referral Program by making multiple referrals, subject to a maximum of $500 in total rewards earned annually per customer. From time to time, we offer multiple stock rewards per referral. Stock rewards are also available to customers who sign up through paid marketing channels. In order for rewards to be earned by the referring and referred customer, the referred customer must fulfill certain conditions stated in their promotion, such as linking their bank account to our platform. After the referred Robinhood account is approved, each customer must claim his or her stock reward in the Robinhood app within 60 days of notification thereof, at which point the stock is deposited to such customer’s Robinhood account. Customers do not need to provide any cash consideration for the stock reward.

General and administrative
General and administrative costs primarily consist of compensation and benefits, including share-based compensation, for certain executives as well as employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal settlements and professional fees, such as, but not limited to, legal, audit and accounting fees, as well as allocated overhead.
Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenues:
Transaction-based revenues	$187,413	$451,167	$283,044	$871,606
Net interest revenues	39,998	67,709	64,014	130,206
Other revenues	16,800	46,457	24,703	85,695
Total net revenues	244,211	565,333	371,761	1,087,507
Operating expenses:(1)
Brokerage and transaction	28,612	37,812	49,016	78,816
Technology and development	44,971	156,347	78,176	273,205
Operations	30,464	101,065	52,277	167,629
Marketing	43,510	94,159	113,432	196,407
General and administrative	38,636	111,346	73,287	248,460
Total operating expenses	186,193	500,729	366,188	964,517
Change in fair value of convertible notes and warrant liability	—	528,052	—	2,020,321
Other expense (income), net	(100)	710	43	(149)
Income (loss) before income tax	58,118	(464,158)	5,530	(1,897,182)
Provision for income taxes	534	37,507	448	49,286
Net income (loss)	$57,584	$(501,665)	$5,082	$(1,946,468)
_______________
(1)Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2021	2020	2021
Brokerage and transaction	$6	$6	$12	$12
Technology and development	824	717	2,540	2,025
Operations	8	3	18	6
Marketing	7	41	15	78
General and administrative	520	371	1,192	8,013
Total share-based compensation expense	$1,365	$1,138	$3,777	$10,134
We have not recognized share-based compensation for awards with performance-based conditions because the qualifying event, such as our IPO, had not occurred and, therefore, could not be considered probable. For more information, see Share-based compensation disclosed in Note 1 to our audited consolidated financial statements included in the Final Prospectus.

Comparison of the Three and Six Months Ended June 30, 2020 and 2021
Revenues
Transaction-based revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Transaction-based revenues
Options	$111,148	$164,604	48%	$170,908	$362,464	112%
Cryptocurrencies	5,320	233,103	4,282%	9,558	320,690	3,255%
Equities	70,606	52,012	(26)%	102,195	185,313	81%
Other	339	1,448	327%	383	3,139	720%
Total transaction-based revenues	$187,413	$451,167	141%	$283,044	$871,606	208%
Transaction-based revenues as a % of total net revenues:
Options	46%	29%		46%	33%
Cryptocurrencies	2%	41%		3%	30%
Equities	29%	9%		27%	17%
Other	—%	—%		—%	—%
Total transaction-based revenues	77%	79%		76%	80%
Transaction-based revenues increased by $263.8 million, or 141%, and $588.6 million, or 208%, for the three and six months ended June 30, 2021, compared to the same periods in the prior year. The increases were driven by a 130% increase in Net Cumulative Funded Accounts which primarily resulted in higher daily average revenue trades in options and cryptocurrencies. For the three and six months ended June 30, 2021, our daily average revenue trades increased for cryptocurrencies significantly, from 0.1 million to 2.6 million and 0.1 million to 2.0 million. For the same periods, options increased by 28% and 88% from 0.6 million to 0.8 million and 0.5 million to 0.9 million. Our daily average revenue trades for equities were relatively flat for the three months ended June 30, 2021 and increased by 93% from 2.1 million to 4.0 million for the six months ended June 30, 2021. We define “daily average revenue trades” as the total number of revenue generating trades executed during a given period divided by the number of trading days in that period. Trading activity was particularly high during the first two months of the three months ended June 30, 2021 period, returning to levels more in line with prior periods during the last few weeks of the three months ended June 30, 2021. Increased interest in personal finance and investing, and several high-profile securities and cryptocurrencies, contributed to a large increase in the number of retail investors to become our users and begin trading on our platform.

Net interest revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Net interest revenues:
Securities lending	$28,633	$39,448	38%	$35,138	$75,074	114%
Margin interest	10,958	31,230	185%	18,787	58,961	214%
Interest on segregated cash and securities	1,436	931	(35)%	10,632	2,041	(81)%
Other interest revenue	526	1,368	160%	2,516	2,197	(13)%
Interest expenses related to credit facilities	(1,555)	(5,268)	239%	(3,059)	(8,067)	164%
Total net interest revenues	$39,998	$67,709	69%	$64,014	$130,206	103%
Net interest revenues as a % of total net revenues:
Securities lending	12%	7%		9%	7%
Margin interest	4%	6%		5%	5%
Interest on segregated cash and securities	1%	—%		3%	1%
Other interest revenue	—%	—%		1%	—%
Interest expenses related to credit facilities	(1)%	(1)%		(1)%	(1)%
Total net interest revenues	16%	12%		17%	12%
Net interest revenues increased by $27.7 million, or 69%, and $66.2 million, or 103%, for the three and six months ended June 30, 2021, compared to the same periods in the prior year. The increase was primarily due to higher interest revenues earned through securities lending activities and on margin loans to users, offset by lower interest revenue earned on segregated cash and securities, and increased interest expense related to our revolving credit facilities.
Net interest revenues earned from securities lending transactions increased $10.8 million and $39.9 million for the three and six months ended June 30, 2021 as we grew our securities lending program, which benefited from growth in our margin book. Securities loaned increased 245% to $2.6 billion. Interest revenue earned on margin borrowings increased by $20.3 million and $40.2 million for the three and six months ended June 30, 2021 due to an increase in both the number of margin borrowers and average per-user margin balance. Margin receivables outstanding, net of allowance for credit losses, increased from $1,378.8 million due from 0.4 million users to $5,414.8 million due from 0.7 million users. The first $1,000 in margin borrowed by each user is included in their monthly Robinhood Gold subscription fee. Additional margin borrowed was charged at 5% annual percentage rate until December 2020 when we lowered this rate to 2.5%. Interest revenue earned on segregated cash and securities balances decreased $0.5 million and $8.6 million for the three and six months ended June 30, 2021, due to the decrease in the Federal Reserve's benchmark target rate to near zero.

Other revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Other revenues	$16,800	$46,457	177%	$24,703	$85,695	247%
Other revenues as a % of total net revenues	7%	8%		7%	8%
Other revenues increased by $29.7 million, or 177%, and $61.0 million, or 247%, for the three and six months ended June 30, 2021, compared to same periods in the prior year. These increases were due to increases in subscription revenue of $12.7 million and $26.6 million driven by an increase in paid subscribers to Robinhood Gold from 0.7 million to 1.6 million and increases of $7.6 million and $21.9 million relating to ACATS fees charged to users for facilitating the transfer of their account to another broker-dealer. Additionally, proxy rebate revenue increased by $11.6 million and $16.5 million as a result of the growth in our user base.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Operating expenses:
Brokerage and transaction	$28,612	$37,812	32%	$49,016	$78,816	61%
Technology and development	44,971	156,347	248%	78,176	273,205	249%
Operations	30,464	101,065	232%	52,277	167,629	221%
Marketing	43,510	94,159	116%	113,432	196,407	73%
General and administrative	38,636	111,346	188%	73,287	248,460	239%
Total operating expenses	$186,193	$500,729		$366,188	$964,517
Percent of net revenues:
Brokerage and transaction	12%	7%		13%	7%
Technology and development	18%	28%		21%	25%
Operations	12%	18%		14%	15%
Marketing	18%	17%		31%	18%
General and administrative	16%	20%		20%	23%
Total operating expenses	76%	90%		99%	88%

Brokerage and transaction

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Clearing fees	$12,494	$12,116	$(378)	$20,713	$21,448	$735
Market data fees	5,217	7,217	2,000	10,313	17,238	6,925
Bank charges	2,042	5,570	3,528	3,510	11,231	7,721
Fractional share transactions	76	1,104	1,028	125	6,881	6,756
Employee compensation, benefits and overhead	1,593	3,556	1,963	3,043	6,538	3,495
Regulatory fees	4,084	3,563	(521)	6,163	6,493	330
Other	3,106	4,686	1,580	5,149	8,987	3,838
Total	$28,612	$37,812	$9,200	$49,016	$78,816	$29,800
Brokerage and transaction costs increased by $9.2 million, or 32%, and $29.8 million, or 61%, for the three and six months ended June 30, 2021, compared to the same periods in the prior year, primarily due to increases of $3.5 million and $7.7 million in bank charges, increases of $2.0 million and $6.9 million in market data fees, and increases of $1.0 million and $6.8 million in losses attributable to the market price fluctuations that impacted fractional share transactions. These increases were driven by the growth in our user base. Additionally, employee compensation and benefits, including share-based compensation, increased $2.0 million and $3.5 million as we continued to grow our brokerage teams to support the growth of our user base and platform. Clearing and regulatory fees did not increase in line with the increased trading activity on the platform as a result of a reduction of certain of these fees.
Technology and development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Cloud infrastructure and other software services	$17,807	$79,267	$61,460	$29,639	$139,251	$109,612
Employee compensation, benefits and overhead	25,229	72,101	46,872	44,960	124,989	80,029
Other	1,935	4,979	3,044	3,577	8,965	5,388
Total	$44,971	$156,347	$111,376	$78,176	$273,205	$195,029
Technology and development costs increased by $111.4 million, or 248%, and $195.0 million, or 249%, for the three and six months ended June 30, 2021, compared to the same periods in prior year, primarily due to increases of $61.5 million and $109.6 million in costs for cloud infrastructure due to increased capacity requirements for our platform and other software services utilized in delivering our products. Additionally, we experienced an increase of $46.9 million and $80.0 million in employee compensation and benefits, including share-based compensation, net of capitalized costs for internally developed software, as we continued to grow our engineering, data science, and design teams to support the growth of our user base and develop new products.

Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Employee compensation, benefits and overhead	$7,171	$29,965	$22,794	$12,941	$52,342	$39,401
Third-party customer support	6,870	25,945	19,075	10,409	41,659	31,250
Provision for credit losses	13,046	20,342	7,296	22,994	36,745	13,751
Debit card chargebacks	903	19,354	18,451	903	20,830	19,927
Customer onboarding	2,754	4,433	1,679	4,864	9,273	4,409
Other	(280)	1,026	1,306	166	6,780	6,614
Total	$30,464	$101,065	$70,601	$52,277	$167,629	$115,352
Operations costs increased by $70.6 million, or 232%, and $115.4 million, or 221%, for the three and six months ended June 30, 2021, compared to the same periods in the prior year, primarily due to increases of $22.8 million and $39.4 million in employee compensation and benefits, including share-based compensation, for customer support and other operations employees as we increased the number of our dedicated customer support professionals by 359% from the same period in the prior year. Costs related to third-party customer support vendors increased $19.1 million and $31.3 million and customer onboarding increased $1.7 million and $4.4 million as we continued to make investments to support our growing user base. Additionally, debit card chargebacks increased $18.5 million and $19.9 million as a result of increased unauthorized debit card use and our provision for credit losses increased $7.3 million and $13.8 million mainly driven by Fraudulent Deposit Transactions as the number of accounts making Fraudulent Deposit Transactions stayed relatively consistent period over period while loss incurred per account increased.
Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Robinhood Referral Program	$26,015	$49,121	$23,106	$52,009	$107,026	$55,017
Digital and paid marketing efforts	14,665	31,483	16,818	53,461	64,411	10,950
Employee compensation, benefits and overhead	908	9,058	8,150	1,706	15,628	13,922
Other	1,922	4,497	2,575	6,256	9,342	3,086
Total	$43,510	$94,159	$50,649	$113,432	$196,407	$82,975
Marketing costs increased by $50.6 million, or 116%, and $83.0 million, or 73%, for the three and six months ended June 30, 2021, compared to the same periods in the prior year, primarily due to increases of $23.1 million and $55.0 million in costs associated with our Robinhood Referral Program, which are comprised of the fair value of awards earned in the current period, changes in estimate of unclaimed awards earned in the current and prior periods, fair value adjustments of shares held to support the program, and reversals related to awards that expire unclaimed. The fair value adjustments of shares held to support the program were immaterial for the periods presented. The following table summarizes the Robinhood Referral Program liability activity for the periods indicated:

	June 30,
(in thousands)	2020	2021
Beginning balance, January 1	$303	$695
Fair value of current period awards	57,541	114,029
Changes in estimate of unclaimed awards for current and prior periods	(39)	(1,173)
Reversals related to unclaimed, expired awards	(5,493)	(7,805)
Claimed awards	(51,825)	(105,357)
Ending balance, June 30	$487	$389
Additionally, there were increases of $8.2 million and $13.9 million in employee compensation and benefits, including share-based compensation, for employees engaged in our marketing function and increases in digital advertising costs of $16.8 million and $11.0 million due to our digital and paid marketing efforts to drive higher brand awareness, particularly for our cryptocurrency trading product.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Employee compensation, benefits and overhead	$18,564	$45,636	$27,072	$36,253	$93,698	$57,445
Professional fees	18,657	38,016	19,359	$33,591	76,457	42,866
Legal settlements or reserves	7	20,890	20,883	7	63,050	63,043
Other	1,408	6,804	5,396	3,436	15,255	11,819
Total	$38,636	$111,346	$72,710	$73,287	$248,460	$175,173
General and administrative costs increased by $72.7 million, or 188%, and $175.2 million, or 239%, for the three and six months ended June 30, 2021, compared to the year prior, primarily due to increases of $20.9 million and $63.0 million in costs associated with legal settlements and reserves as discussed in Note 14 to our unaudited condensed consolidated financial statements, increases of $27.1 million and $57.4 million in employee compensation and benefits, including share-based compensation, for general and administrative personnel, and increases of $19.4 million and $42.9 million in professional fees, primarily related to legal services.
Change in Fair Value of Convertible Notes and Warrant Liability

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Change in fair value of convertible notes and warrant liability	$—	$528,052	$528,052	$—	$2,020,321	$2,020,321
Change in fair value convertible notes and warrant liability was due to the mark-to-market adjustment of the convertible notes issued and warrant granted in February 2021, as discussed in Note 5 to our unaudited condensed consolidated financial statements.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Provision for income taxes	$534	37,507	$36,973	$448	49,286	$48,838
For the three and six months ended June 30, 2020 and 2021, provision for income taxes increased by $37.0 million and $48.8 million. The increases were primarily due to the growth of the business, the non-deductible change in fair value of the convertible notes and warrant liability and the change in valuation allowance on our remaining U.S. federal and state deferred tax assets offset by our current federal and state taxes payable.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through issuances of preferred stock, borrowings from credit facilities and cash flow from operating activities.
As of June 30, 2021, our primary sources of liquidity were our cash and cash equivalents of $5.08 billion, our revolving credit facilities and our convertible notes issued in February 2021. On July 28, 2021, we closed our IPO of our Class A common stock with cash proceeds approximately $1.9 billion after deducting the estimated underwriting discounts and commissions and estimated offering expenses payable by us.
Based on our current level of operations, we believe our available cash, available borrowings, and cash provided by operations will be adequate to meet our current liquidity needs for the next 12 months. Our future capital requirements will depend on many factors, including but not limited to, our growth rate, headcount, sales and marketing activities, research and development efforts, capital expenditures, the introduction of new products and offerings, and potential merger and acquisition activity, other strategic initiatives, volatility in the market or in certain securities and trading volume of our customers. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in thousands)	2020	2021
Cash provided by (used in):
Operating activities	$2,063,163	$399,121
Investing activities	(16,262)	(27,862)
Financing activities	572,881	3,558,665
Cash provided by operating activities consisted of net income (loss) adjusted for certain non-cash items including change in fair value of convertible notes and warrant liability, provision for credit losses, depreciation and amortization and share-based compensation expense, as well as the effect of changes in operating assets and liabilities. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments, and vendor payment terms.
For the six months ended June 30, 2020, cash provided by operating activities was $2,063.2 million partially due to a net income of $5.1 million, adjusted for the add back of non-cash expenses of $31.6 million, consisting primarily of provision for credit losses of $23.9 million, depreciation and amortization of $3.9 million, and share-based compensation expense of $3.8 million. Additionally, the cash generated from operating activities increased due to a net inflow from changes in operating assets and liabilities of $2,026.5 million, primarily due to an increase in payables to users of $2,913.3 million, driven by an increase in customer cash held in line with the growth in our user base.
For the six months ended June 30, 2021, cash provided by operating activities was $399.1 million, primarily due to a net loss of $1,946.5 million, adjusted for the add back of non-cash expenses of $2,075.9 million, consisting primarily of change in fair value of convertible notes and warrant liability of $2,020.3 million, provision for credit losses of $36.7 million, share-based compensation expense of $10.1 million, and depreciation and amortization of $8.7 million. Additionally, there was a cash inflow due to changes in operating assets and liabilities of $269.7 million, primarily due to an increase in payables to users of $1,870.9 million driven by an increase in customer cash held in line with the growth in our user base and an increase in securities loaned of $721.8 million, offset by an increase in receivables from users, net, of $2,104.4 million, driven by an increase in margin receivables due to growth in our user base and a decrease in our margin interest rate.
For the six months ended June 30, 2020 and 2021, cash flows used in investing activities were $16.3 million and $27.9 million, which primarily consisted of $11.7 million and $22.1 million in purchases of property, software and equipment and $4.6 million and $5.8 million in capitalization of internally developed software.
For the six months ended June 30, 2020, cash flows provided by financing activities were $572.9 million, which primarily consisted of the proceeds from issuance of redeemable convertible preferred stock, net of issuance costs of $557.3 million and borrowings on our credit facilities of $15.0 million. For the six months ended June 30, 2021, cash flows provided by financing activities were $3,558.7 million, which primarily consisted of proceeds from issuance of convertible notes and warrants of $3,552.0 million.

Regulatory Capital Requirements
Our broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act (“Rule 15c3-1”)), administered by the SEC and the FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. RHS and RHF compute net capital under the alternative method as permitted by SEC Rule 15c3-1.
The tables below summarize the net capital, capital requirements and excess net capital of RHS and RHF as of periods presented:

	June 30, 2021
(in thousands)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,722,364	$110,009	$2,612,355
RHF	114,438	250	114,188
In January and February 2021, we received gross proceeds of $3.55 billion from the issuance of two tranches of convertible notes and related warrants, of which an aggregate of $2.0 billion was contributed to RHS in the first quarter of 2021. Pursuant to Rule 15c3-1 of the Exchange Act, capital contributed to RHS and included in RHS’s net capital calculation may generally not be withdrawn from RHS for one year from the time of contribution.
Contractual Obligations
The following table summarizes our contractual obligations as of the dates indicated below. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the dates presented.

	Payments Due by Period
	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
As of June 30, 2021	(in thousands)
Operating lease commitments	$114,766	$8,975	$47,991	$35,530	$22,270
Non-cancelable purchase commitments(1)	105,305	28,741	70,823	5,741	—
Total contractual obligations	$220,071	$37,716	$118,814	$41,271	$22,270
(1)Non-cancelable purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. They are primarily commitments for cloud infrastructure and data services and tenant improvements.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have any off-balance sheet financing arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities in our unaudited consolidated financial statements. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. We regularly assess these estimates; however, actual amounts could differ from those estimates.
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Final Prospectus.
Recent Accounting Pronouncements
See Item 1 of Part I, “Unaudited Financial Statements — Note 2 — Recent Accounting Pronouncements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents and segregated cash under federal and other regulations and interest incurred in relation to our credit facilities. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on pre-tax income. The analysis assumes that the asset and liability structure of our unaudited condensed consolidated balance sheets would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position as of December 31, 2020 and June 30, 2021, indicate that a hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results. We also have exposure to change in interest rates related to our variable-rate credit facilities, which are described under “—Liquidity and Capital Resources” above. However, as there were no outstanding borrowings under our credit facilities as of June 30, 2021, we had limited financial exposure associated with changes in interest rates as of such date.
Our convertible notes bear interest at a fixed rate of 6% per annum that compounds semi-annually in arrears and is payable in-kind. As the interest rate is fixed, we have limited financial exposure associated with changes in interest rates. Fluctuation in the risk-free rate impacts the fair value of the warrant liability. The results of the analysis based on our financial position as of June 30, 2021, indicate that a hypothetical 100 basis point increase or decrease in risk-free rates would not have a material effect on our financial results.
Our measurement of interest rate risk involves assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenues. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

Market-related Credit Risk
We are indirectly exposed to equity securities risk in connection with securities collateralizing margin receivables, as well as risk related to our securities lending activities. We manage risk on margin and securities-based lending by requiring customers to maintain collateral in compliance with internal and, as applicable, regulatory guidelines. We monitor required margin levels daily and require our customers to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor customer accounts to detect excessive concentration, large orders or positions, and other activities that indicate increased risk to us. We manage risks associated with our securities lending activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the OCC.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements — Note 14 — Commitments and Contingencies — Contingencies.”

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information included in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties including those described at length below. These risks include, among others, the following which we consider to be our most material risks:
•We have a limited operating history, which makes it difficult to evaluate our business and prospects and increases the risks associated with an investment in our Class A common stock.

•We have grown rapidly in recent years and we have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our financial performance may suffer and our brand and company culture may be harmed.
•We might not continue to grow on pace with historical rates.
•Our results of operations and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
•We have incurred operating losses in the past and may not maintain profitability in the future.
•Because a majority of our revenue is transaction-based (including PFOF), reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers and any new regulation of, or any bans on, PFOF and similar practices may result in reduced profitability, increased compliance costs and expanded potential for negative publicity.
•We may require additional capital to satisfy our liquidity needs and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, may result in stockholder dilution, or may be delayed or prohibited by applicable regulations.
•If we do not maintain the capital levels required by regulators and SROs, or do not satisfy the cash deposit and collateral requirements imposed by certain other SROs such as the Depository Trust Company (the “DTC”), NSCC and the Options Clearing Corporation (the “OCC”), our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions, which could harm our business, financial condition, operating results, cash flows and prospects. In a worst-case scenario, failure to maintain these requirements could lead to our broker-dealer business being liquidated or wound down.
•Our clearing operations expose us to liability for errors in clearing functions.

•Harm to our brand and reputation could adversely affect our business.

•Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets, or by a systemic market event.
•Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.
•Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.
•We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
•We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.
•We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that may be more appealing than ours to our current or potential customers.
•If we fail to retain existing customers or attract new customers, or if our customers decrease their use of our products and services, our growth could be slower than we expect and our business may be harmed.
•Our introduction of new products and services, or changes to existing products and services, could fail to attract or retain customers or generate growth and revenue.
•If we do not keep pace with industry and technological changes and continue to provide new and innovative products and services, our business may become less competitive and our business may be adversely impacted.
•Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.
•We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
•Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party service providers.
•We collect, store, share, disclose, transfer, use and otherwise process customer information and other data, including personal data, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers and harm our business, financial condition, operating results, cash flows and prospects.
•Our compliance and risk management policies and procedures as a regulated financial services company may not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

•The prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies may cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of RHC’s business, financial condition and results of operations.
•Our failure to properly handle cash, securities and cryptocurrencies held on behalf of customers could harm our business and reputation.
•Substantial future sales of shares of our Class A common stock in the public market could cause the trading price of our Class A common stock to fall.
•The multi-class structure of our common stock will have the effect, prior to the Final Conversion Date, of concentrating voting power with our founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. In addition, future issuances of our Class C common stock, if any, could prolong the duration of our founders’ voting control.
Risks Related to Our Business
We have a limited operating history, which makes it difficult to evaluate our business and prospects and increases the risks associated with an investment in our Class A common stock.
We began operations in 2013, publicly launched our first product in 2015, and have since continued to introduce new products and services to our platform, such as buying and selling of select cryptocurrencies in 2018, our cash management services (which we refer to as our “Cash Management” product) in 2019 and our fractional shares program in 2019. As a result, our business model has not been fully proven and we have limited financial data that can be used to evaluate our current business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks. Our historical revenue growth should not be considered indicative of our future performance. For example, our operating history has coincided with an eight-year period of general macroeconomic growth in the United States, particularly in U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant downturn in U.S. equity markets and cannot assure that we will be able to respond effectively to any such downturn or slowdown in the future. We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing and heavily regulated industries, including achieving market acceptance of our products and services, attracting and retaining customers, complying with laws and regulations that are subject to evolving interpretations and application and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to maintain positive cash flows from operations or profitability in any given period, or at all.

We have grown rapidly in recent years and we have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our financial performance may suffer and our brand and company culture may be harmed.
We have expanded our operations rapidly and have limited operating experience at our current size and scale. Between December 31, 2018 and June 30, 2021, our employee headcount increased from 289 to approximately 2,800, and we expect rapid headcount growth to continue for the foreseeable future. Further, our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a dispersed and growing employee base. Competition for skilled personnel in our industry is intense, especially in the San Francisco Bay Area, where our headquarters is located and where we have a substantial presence and need for highly skilled personnel, and if we are unable to recruit and retain enough suitable personnel to support our growth as we seek to expand our operations, we may be unable to successfully expand or maintain our operations or achieve our corporate objectives.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including geographically expanding our presence, expanding through acquisitions of other businesses or talent and through developing our infrastructure, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. The ongoing effects of the COVID-19 pandemic, including our transition to having a more dispersed, remote-working employee base, may exacerbate these challenges. Any failure to preserve our culture could negatively affect our future success, including our ability to retain, integrate and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our growth strategy contemplates significant expenditures for marketing, investing in customer support, expansion into new countries and markets, enhancements to our current offerings and development of new products and services, and we cannot guarantee that we will be successful in these efforts. In addition, our business is highly dependent on our technology platform, and we also rely on certain third-party service providers and computer systems. Any failure to maintain or upgrade our technology or network infrastructure effectively to support our growth, particularly as our customer base grows and we experience any corresponding surges in trading volume, or any interruption in the third-party services or deterioration in the quality of their service or performance, could result in unanticipated system disruptions, platform outages or other performance problems which have in the past and may in the future result in degraded service, or partial or full service outages on our platforms, costly litigation, regulatory and U.S. Congressional inquiries, examinations and investigations, customer dissatisfaction, arbitration and complaints and reputational harm and may have an adverse effect on our business. For example, we experienced (i) the “March 2020 Outages (defined above in Note 14 to our unaudited condensed consolidated financial statements) and (ii) partial service outages and degraded service on our cryptocurrency platform in mid-April and early May 2021, caused by a surging demand for cryptocurrency trading (the “April-May 2021 Outages”). See “Risks Related to Our Platform, Systems and Technology—Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.” and “Risks Related to Our Platform, Systems and Technology—We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.” In addition, our customer service team has historically experienced, from time to time, and continues to experience backlogs responding to customer support requests, including in connection with the April-May 2021 Outages, and reviewing new account applications, due to significant spikes in volumes. Further, any growth must be accomplished in a manner that is consistent with regulatory requirements that apply to our business. If we do not adapt to meet these evolving challenges and requirements, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, we may face regulatory obstacles, including adverse enforcement actions, other regulatory restrictions or limitations or failure to obtain regulatory approvals required for certain types of growth, and our company culture may be harmed. We may also experience difficulties in providing adequate customer support to our growing customer base. Failure to improve, maintain or increase customer support now or in the future may inhibit our growth.

Because we have limited experience operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market for our products and services, substantial uncertainty concerning how these markets may develop, the complex regulatory regimes applicable to different aspects of our business and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue and to predict the risks and challenges we may encounter. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition and results of operations.

We might not continue to grow on pace with historical rates.
We have grown rapidly over the last few years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In particular, since March 2020, we have experienced a significant increase in revenue, MAU, AUC and Net Cumulative Funded Accounts. For example, for the years ended 2019 and 2020, our revenue was $277.5 million and $958.8 million, respectively, representing annual growth of 245%. In addition, for the three months ended June 30, 2021, during which we experienced high trading volume and account sign-ups as well as high market volatility, particularly in certain market sectors, our revenue was $565.3 million, as compared to $244.2 million for the three months ended June 30, 2020, and, on June 30, 2021, we had Net Cumulative Funded Accounts of 22.5 million, as compared to 9.8 million on June 30, 2020, representing growth of 131% and 130%, respectively. The circumstances that have accelerated the growth of our business may not continue in the future, and we expect the growth rates in revenue, MAU, AUC and Net Cumulative Funded Accounts to decline in future periods, and such declines could be significant. It is also possible that revenue, MAU, AUC and Net Cumulative Funded Accounts might fail to grow at all, and might decline. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our revenue growth rate is likely to decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth, an insufficient number of market makers or the unwillingness or inability of our existing market makers to execute our customers’ trade orders as order volumes increase, increasing regulatory costs, increasing capital requirements imposed by regulators and SROs, as well as cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, economic conditions that reduce financial activity and the maturation of our business, among others. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected. For more information about MAU, AUC and Net Cumulative Funded Accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics.”
Our results of operations and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our results of operations are heavily reliant on the level of trading activity on our platform and net deposits. In the past, our results of operations and other operating metrics have fluctuated from quarter to quarter, including due to movements and trends in the underlying markets, changes in general economic conditions and fluctuations in trading levels, each of which is outside our control and will continue to be outside of our control. Additionally, our limited operating history makes it difficult to forecast our future results. As a result, period-to-period comparisons of our results of operations may not be meaningful, and our past results of operations should not be relied on as indicators of future performance. Further, we are subject to additional risks and uncertainties that are frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, which could include:
•the continued market acceptance of our products and services;
•our ability to retain existing customers and attract new customers;
•our continued development and improvement of our products and services, including our intellectual property, proprietary technology and customer support functions;
•the timing and success of new product and service introductions by us or our competitors, or other changes in the competitive landscape of our market;
•increases in marketing, sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•the timing and amount of non-cash expenses, such as stock-based compensation and asset impairment;
•the success of our expansion into new markets, products and services, such as cryptocurrency trading, fractional shares trading or our Cash Management product;
•decreased trading in global markets or decreased demand for financial services products generally;
•continued growth in the adoption and use of cryptocurrencies and the public perception thereof;
•system disruptions, outages and other performance problems or interruptions on our platform, or breaches of security or privacy;
•disputes with our customers, adverse litigation and regulatory judgments, enforcement actions, settlements or other related costs and the public perception thereof;
•Fraudulent Deposit Transactions as well as chargebacks for unauthorized debit card transactions;
•changes in the legislative or regulatory environment, scope or focus of regulatory investigations and inquiries, or interpretations of regulatory requirements;
•our development of any unique features or services that may be the subject of regulatory criticism or form the basis for regulatory enforcement action, including regulatory actions to prohibit certain practices or features;
•the overall tax rate for our business, which may be affected by any changes to our valuation allowance, domestic deferred tax assets, and the effects of changes in our business;
•changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and may significantly affect the effective tax rate of that period;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in requirements imposed on us by regulators or by our counterparties, including net capital requirements imposed by the SEC and FINRA and cash deposit and collateral requirements imposed by the DTC, NSCC and OCC;

•volatility in the overall market which could, among other things, impact demand for our services, the magnitude of our cash deposit and collateral requirements and our growth strategy and business more generally; and
•general economic conditions in either domestic or international markets, including the impact of the ongoing COVID-19 pandemic.
Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our results of operations.
We have incurred operating losses in the past and may not maintain profitability in the future.
We incurred operating losses each year since our inception in 2013 through 2019, including net losses of $6.1 million, $57.5 million and $106.6 million for fiscal 2017, 2018 and 2019, respectively. We expect our operating expenses to continue to increase in the future as we increase our sales and marketing efforts, continue to invest in research and development, further develop our products and services, improve and expand our customer support functions and expand into new geographies. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue by an amount sufficient to offset our increased operating expenses or to become profitable. Our revenue growth may slow or our revenue may decline for a number of other reasons, which could include slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth, an insufficient number of market makers or the unwillingness or inability of our existing market makers to execute our customers’ trade orders as order volumes increase, increasing regulatory costs, increasing capital requirements imposed by regulators and SROs, as well as cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, economic conditions that reduce financial activity and the maturation of our business, among others. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected. If we are unable to generate adequate revenue growth and offset our operating expenses, we may continue to incur significant losses and may not be able to maintain profitability in the future.
Because a majority of our revenue is transaction-based (including PFOF), reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers and any new regulation of, or any bans on, PFOF and similar practices may result in reduced profitability, increased compliance costs and expanded potential for negative publicity.

A majority of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as PFOF. With respect to cryptocurrency trading, we receive “Transaction Rebates.” In the case of equities, the fees we receive are typically based on the size of the publicly quoted bid-ask spread for the security being traded; that is, we receive a fixed percentage of the difference between the publicly quoted bid and ask at the time the trade is executed. For options, our fee is on a per contract basis based on the underlying security. In the case of cryptocurrencies, our rebate is a fixed percentage of the notional order value. Within each asset class, whether equities, options or cryptocurrencies, the transaction-based revenue we earn is calculated in an identical manner among all participating market makers. We route equity and option orders in priority to participating market makers that we believe are most likely to give our customers the best execution, based on historical performance (according to order price, trading symbol, availability of the market maker and, if statistically significant, order size), and, in the case of options, the likelihood of the order being filled is a factor as well. For cryptocurrency orders, we route to market makers based on price and availability of the market maker.

For the year ended December 31, 2020, revenue derived from PFOF and Transaction Rebates represented 75% of our total revenues, and for the three months ended June 30, 2021, represented 79% of our total revenues. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten spreads on transactions, which could lead to a decrease in our PFOF earned from market makers. Our transaction-based revenue could also be harmed by decreased levels of trading generally.

Risks Related to our Business Relationships with Market Makers

Our PFOF and Transaction Rebate arrangements with market makers are a matter of practice and business understanding and not documented under binding contracts. For the three months ended June 30, 2021, 72% of our total revenues came from five market makers. If any of these market makers, or any other market makers with whom we do business, were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we may have little to no recourse and, if there are no other market makers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement market makers in a timely manner, our transaction-based revenue would be impacted negatively. This risk is particularly heightened for RHC as there are very few market makers that are currently able to execute cryptocurrency trades. Furthermore, if market makers decide to alter our fee structure, our transaction-based revenue could be impacted negatively. Any decrease in transaction-based revenue from market makers could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in November 2018, the SEC amended its rules relating to broker-dealer disclosure of order handling and routing to require that, among other things, such public disclosures must now describe additional detail regarding terms of PFOF arrangements and profit-sharing relationships that may influence a broker-dealer’s routing decision, including information about average rebates the broker received from, and fees the broker paid to, market makers. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined above in Note 14 to our unaudited condensed consolidated financial statements), in which our Co-Founder and CEO, Vladimir Tenev, provided testimony. There is no guarantee that the SEC, other regulatory authorities or legislative bodies will not adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise, including regulation that could substantially limit or ban such practices, or pursue additional inquiries or investigations relating to PFOF practices. For example, in May 2019, the SEC’s Division of Enforcement commenced an investigation into our best execution and PFOF practices, alleging that we did not conduct a regular and rigorous review of our execution quality, resulting in certain customers experiencing lower execution quality, and that we made certain materially misleading statements regarding our sources of revenue, which may have misled customers about the extent of our PFOF practices. The investigation resulted in a settlement (in connection with which we neither admitted nor denied those allegations) and payment by our subsidiary, RHF, of a $65 million fine in December 2020 and a requirement to retain an independent consultant. Also in December 2020 and in January 2021, putative class actions were filed against us in federal district courts generally relating to the same factual allegations as the SEC matter that settled in December 2020, as described under “Risks Related to Regulation and Litigation—We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.” See Note 14 to our unaudited condensed consolidated financial statements. Any new or heightened PFOF regulation may result in increased compliance costs and otherwise may materially decrease our transaction-based revenue, and may also make it more difficult for us to expand our platform in certain jurisdictions. Because certain of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or ban of PFOF could have an outsize impact on our results of operations. Additionally, if our customers or potential customers believe that they may get better execution quality (including better price improvement) directly from stock exchanges or from our competitors that have different execution arrangements, or if they perceive our PFOF practices to create a conflict of interest between us and them, they may favor our competitors. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions, we faced allegations that our decision to temporarily prevent our customers from purchasing certain specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek "best execution" of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association.

If our customers begin to disfavor PFOF and Transaction Rebate practices generally or the specific market markers with whom we do business due to any negative media attention, they may have an adverse view of our business model and decide to limit or cease the use of our platform. Additionally, some customers may prefer to invest through our competitors that do not engage in PFOF or Transaction Rebate practices or engage in them differently than do we. Any such loss of customer engagement as a result of any negative publicity associated with PFOF and Transaction Rebate practices could have an adverse effect on our business, financial condition and results of operations.

As registered broker-dealers, RHS and RHF are subject to “best execution” requirements under SEC guidelines and FINRA rules. We could be penalized if RHS and RHF do not comply with these requirements and these requirements could be modified in the future in a way that could harm our business.

As registered broker-dealers, RHS and RHF are subject to “best execution” requirements under SEC guidelines and FINRA rules, which require RHF and RHS to obtain the best reasonably available terms for customer orders. In part, this requires broker-dealers to use reasonable diligence so that the price to the customer is as favorable as possible under prevailing market conditions, taking into account, among other things, the character of the market for the security, the size and type of the transaction, the number of markets checked, accessibility of quotations and the terms and conditions of the order as communicated by the broker-dealer’s customer. Although a broker-dealer is not required to examine every customer order individually for compliance with its duty of best execution, it must undertake regular and rigorous reviews of the quality of its customer order executions.

In May 2019, the SEC’s Division of Enforcement commenced an investigation into our best execution and PFOF practices, alleging that we did not conduct a regular and rigorous review of our execution quality, resulting in certain customers experiencing lower execution quality, and that we made certain materially misleading statements regarding our sources of revenue, which may have misled investors about the extent of our PFOF practices. The investigation resulted in a settlement (in connection with which we neither admitted nor denied those allegations) and payment by our subsidiary, RHF, of a $65 million fine in December 2020 and a requirement to retain an independent consultant. Additionally, in December 2019, FINRA brought a disciplinary action against RHF in connection with alleged noncompliance with best execution rules during the 2016 to 2017 timeframe, which resulted in a settlement and payment by RHF of a $1.25 million fine. We cannot guarantee that we will not face additional investigations or penalties in the future related to allegations about our best execution practices.

We also may be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, PFOF practices and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. There is no guarantee that these bodies will not adopt additional regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulation could have a material impact on our business and our primary source of revenue. For additional information, see “Risks Related to Regulation and Litigation—Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.”

Proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition and results of operations.

Certain members of the U.S. Congress and individual state legislatures have proposed the imposition of new taxes on a broad range of financial transactions, including transactions that occur on our platform, such as the buying and selling of stocks, derivative transactions and cryptocurrencies. For example, the Wall Street Tax Act of 2021, H.R. 328, which was introduced into the U.S. Congress in January 2021, would impose a 0.1% excise tax on certain covered transactions. If enacted, such financial transaction taxes could increase the cost to customers of investing or trading on our platform and reduce or adversely affect U.S. market conditions and liquidity, general levels of interest in investing and the volume of trades and other transactions from which we derive transaction-based revenues. While it is difficult to assess the impact the proposed taxes could have on us, if a financial transaction tax is implemented in any jurisdiction in which we operate, our business, financial condition or results of operations could suffer a material adverse effect, and we could be impacted to a greater degree than other market participants.

We may require additional capital to satisfy our liquidity needs and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, may result in stockholder dilution, or may be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements and margin lending. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiaries, RHF and RHS, are each subject to Rule 15c3-1 under the Exchange Act (the “Uniform Net Capital Rule”), which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and RHS is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. In addition, as a clearing and carrying broker-dealer, RHS is subject to cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, which may fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. Because stock trades generally settle at the clearinghouse two days after execution (a settlement cycle referred to as “T+2”), clearinghouses require RHS to deposit funds to ensure that RHS can meet its settlement obligations. These deposit requirements are designed to mitigate risk to the clearinghouse and its participants and can be large, especially if positions are concentrated in particular stocks, are predominantly in the same direction (i.e., predominantly buys or predominantly sells) or if the stock market is volatile. The funds deposited are RHS funds and, under SEC rules, customer funds are not available to be used to satisfy clearinghouse deposit requirements. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we may be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on RHS by NSCC in response to unprecedented market volatility, particularly in certain securities, we temporarily restricted or limited our customers from purchasing certain specified securities, including GameStop Corp. and AMC Entertainment Holdings, Inc., on our trading platform (the “Early 2021 Trading Restrictions”). This resulted in negative media attention, customer dissatisfaction, litigation and regulatory and U.S. Congressional inquiries and investigations, capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements and reputational harm. We cannot assure that similar events will not occur in the future. See Note 14 to our unaudited condensed consolidated financial statements and “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” for more information about the Early 2021 Trading Restrictions.

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other SROs or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which may adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency market makers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or customer confidence resulting in unanticipated withdrawals of customer assets. See “—Risks Related to Our Brokerage Products and Services—Any inability to maintain adequate banking relationships with respect to our Cash Management product may adversely affect our business.” for more information.

In addition to requiring liquidity for our securities brokerage business, cryptocurrency business and our other regulated businesses, we may also require additional capital to continue to support the growth of our business and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, and acquire and invest in complementary businesses and technologies.

When available cash is not sufficient for our liquidity and growth needs, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new shares we issue in connection therewith could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue future business opportunities.

Our clearing operations expose us to liability for errors in clearing functions.

Our broker-dealer subsidiary, RHS, provides clearing and execution services, which include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of customer securities and other assets and the clearance of customer securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of customers, could lead to (i) civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for any losses incurred in connection therewith, and (ii) the risk of fines or other regulatory actions by regulators.

Harm to our brand and reputation could adversely affect our business.

Our brand and our reputation are two of our most important assets. Our reputation, brand and ability to build trust with existing and new customers may be adversely affected by complaints and negative publicity about us, our platform and customers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. Our ability to attract and retain customers is highly dependent upon external perceptions of our company, and damage to our brand and reputation may be caused by:
•actual or perceived system disruptions, outages, interruptions or other performance problems of our platform or similar incidents, cybersecurity attacks, privacy or data security breaches, or other security incidents, payment disruptions or other incidents that impact the reliability of our platform;
•complaints or negative publicity about us, our platform, our management team, our other employees or contractors, our customers or third-party service providers;
•actual or alleged illegal, negligent, reckless, fraudulent or otherwise inappropriate behavior by our management team, our other employees or contractors, our customers or third-party service providers;
•litigation involving, or regulatory actions or investigations into, our platform or our business, including litigation or arbitration and regulatory and U.S. Congressional inquiries related to the Early 2021 Trading Restrictions;
•a failure to comply with legal, tax and regulatory requirements;
•any perceived or actual weakness in our financial strength or liquidity;
•a failure by RHS to meet any capital requirements imposed by regulators and SROs, such as the SEC and FINRA, or any cash deposit and collateral requirements imposed by certain other SROs such as the DTC, NSCC and OCC, especially in the event of high volatility in market conditions or individual securities, unusually high trading volume or account sign-ups or a high concentration of net buying in a particular stock, which could lead to our temporarily restricting trading in stocks in order to limit clearinghouse deposit requirements (as in the case of the Early 2021 Trading Restrictions);
•any regulatory action that results in changes to, or prohibits us from offering, certain features or services;

•changes to our policies, features or services that customers or others perceive as overly restrictive, unclear, inconsistent with our values or mission, or not clearly articulated;
•a failure to operate our business in a way that is consistent with our values and mission;
•inadequate or unsatisfactory customer support experiences, including as a result of our inability to successfully and timely improve, maintain or increase our customer support capabilities. For example, we do not currently provide general customer support by telephone, which may limit potential or existing customers’ access to support; we currently offer callback phone support (which customers can request in-app) only for certain use cases, such as options trading, account security, selling issues and assistance with transfers and withdrawals;
•negative responses by customers or regulators to our business model;
•negative responses by customers or regulators to new features or services, or changes to existing features or services, on our platform;
•a failure to adapt to new or changing customer preferences;
•a sustained downturn in U.S. equity markets or in general economic conditions, which could cause our existing customers to incur losses and, as a result, affect our existing and potential new customers’ interest in our products and services; and
•any of the foregoing with respect to our competitors, to the extent the resulting negative perception affects the public’s perception of us or our industry as a whole.

These and other events that may harm our brand and reputation could diminish customer confidence in, and use of, our products and services and could have an adverse effect on our business, financial condition and results of operations. Such events could also cause our stockholders to sell or otherwise dispose of a significant number of shares of our Class A common stock, which may have a significant adverse effect on the trading price of our Class A common stock.

Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets, or by a systemic market event.

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies, broad trends in business and finance, changes in volume of securities or cryptocurrencies trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions remain uncertain. A prolonged weakness in equity markets, such as a slowdown causing reduction in trading volume in securities, derivatives or cryptocurrency markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets, cryptocurrencies or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets, cryptocurrencies or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.

In addition, some market participants could be overleveraged. In case of sudden, large price movements, such market participants may not be able to meet their obligations to their respective brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, the financial system or a portion thereof could suffer, and the impact of such an event could have an adverse effect on our business, financial condition and results of operations.

In addition, a prolonged weakness in the U.S. equity markets or in specific cryptocurrencies or equity securities or a general economic downturn could cause our customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers, and potential new customers, to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.

We are also monitoring developments related to the decision by the U.K. to leave the European Union (“EU”) on January 31, 2020 (“Brexit”) following the end of the transition period on December 31, 2020. On December 24, 2020, the U.K. and the EU agreed to enter into the EU-U.K. Trade and Cooperation Agreement, which negotiated some of the key aspects of the U.K. and EU post-Brexit relationship. Brexit and the EU-U.K. Trade and Cooperation Agreement could have implications for our U.K. subsidiary and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements for any operations we conduct or may conduct in the U.K. or EU in the future as the U.K. determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

The long-term impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain.

Since the onset of the COVID-19 pandemic in March 2020, we have seen substantial growth in our customer base, retention, engagement and trading activity metrics, as well as continued gains and periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders and increased interest in investing and personal finance helped foster an environment that encouraged an unprecedented number of first-time retail investors to become Robinhood customers and begin trading on the Robinhood platform. It is uncertain whether these trends and behavioral shifts will continue as reopening measures continue, and we may not be able to maintain the customer base we gained, or the rate of growth in our customer base that we experienced, throughout the COVID-19 pandemic. Additionally, to the extent that government stimulus measures enacted in response to the pandemic have contributed to this increase in customer engagement, there could be a negative impact on future customer engagement, as those stimulus measures expire. Further, if the financial markets experience a downturn, we may have difficulty retaining customers, particularly any first-time retail investors, who elect not to continue to invest in the financial markets by trading on our platform or at all as a result of any such downturn, a lack of access to additional stimulus funds, the ability to resume pre-COVID-19 activities or otherwise. To the extent that customer preferences revert to pre-COVID-19 behaviors and these metrics do not continue to improve, or if their growth is slowed as mitigation measures to limit the spread of COVID-19 are lifted or the financial markets experience additional or reduced volatility or decline, there could be an adverse effect on our business, financial condition and results of operations.

Notwithstanding the foregoing, the COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, could adversely impact our customers, employees and business partners, and continue to disrupt our operations, including as the pandemic contributes to a general slowdown in the global economy. The COVID-19 pandemic has resulted, in part, in inefficiencies or delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce has fully transitioned to remote working and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, the ability to reintegrate our workforce or of our workforce to adapt to the long-term distributed workforce model (with some employees part- or full-time remote, and others not) we expect to adopt, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. A sustained or prolonged COVID-19 pandemic or a resurgence could exacerbate the factors described above and intensify the impact on our business, financial condition and results of operations.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our Co-Founder and CEO, Vladimir Tenev, and our Co-Founder and Chief Creative Officer, Baiju Bhatt, have been critical to the development of our business, vision and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of Mr. Tenev and our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

Additionally, the loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and impair our ability to compete. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where our headquarters is located and where we have a substantial presence and need for highly skilled personnel, and where there is particularly high competition for software engineers, computer scientists and other technical personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain qualified personnel to fulfill our needs as we expand our operations, our business and growth prospects could be harmed. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain highly skilled employees. Further, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. The future of remote work and our physical office build-out strategy have been challenged by the COVID-19 pandemic and may be further impacted by local gathering and safety laws and regulations, which may adversely affect successful cross-functional collaboration, product development velocity and our company culture. If we are unable to attract, integrate or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

We conduct our brokerage and other business operations through subsidiaries and may in the future rely on dividends from our subsidiaries for a substantial amount of our cash flows.

We may in the future depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including RHF, RHC and RHS. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiaries may distribute capital to us. For example, under FINRA rules applicable to RHS, a dividend in excess of 10% of a member firm’s excess net capital may not be paid without FINRA’s prior written approval. Compliance with these rules may impede our ability to receive dividends, distributions and other payments from RHF, RHC and RHS.

Future acquisitions of, or investments in, as applicable, other companies, products, technologies or specialized employees could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

As part of our business strategy, we may make acquisitions of, or investments in, as applicable, specialized employees or other compatible companies, products or technologies. We also may enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult and expensive and our ability to close these transactions may be subject to third-party approvals, such as government and other regulatory approvals, which are beyond our control. Further, we may not be able to find suitable acquisition or investment candidates and we may not be able to complete acquisitions on favorable terms, if at all. Moreover, these kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. Moreover, we cannot assure that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities.

In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges related to acquisitions or investments could have an adverse effect on our business, financial condition and results of operations.

We may expand into international markets, which will expose us to significant new risks, and our international expansion efforts may not be successful.

Although we have some employees and contractors in the U.K. and the Netherlands, we currently do not offer services to the public outside the United States. We may further expand our operations to other countries outside of the United States, which will require significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

•difficulty establishing and managing international operations and the increased operations, travel, infrastructure and legal and compliance costs associated with locations in different countries or regions;

•the need to understand and comply with local laws, regulations and customs in multiple jurisdictions, including laws and regulations governing broker-dealer practices, some of which may be different from, or conflict with, those of other jurisdictions, and which might not permit us to operate our business or collect revenues in the same manner as we do in such other jurisdictions;
•our interpretations of local laws and regulations, which may be subject to challenge by local regulators;
•difficulties or delays in obtaining and/or maintaining the regulatory permissions, authorizations, licenses or consents that may be required to offer certain products in one or more international markets;
•difficulties in managing multiple regulatory relationships across different jurisdictions on complex legal and regulatory matters;
•if we were to engage in any merger or acquisition activity internationally, this is complex and would be new for us and subject to additional regulatory scrutiny;
•the need to vary products, pricing and margins to effectively compete in international markets;
•the need to adapt and localize products for specific countries, including obtaining rights to third-party intellectual property used in each country;
•increased competition from local providers of similar products and services;
•the challenge of positioning our products and services to meet a demand in the local market (also known as “product-market fit”);
•the ability to obtain, maintain, protect, defend and enforce intellectual property rights abroad;
•the need to offer customer support and other aspects of our offering (including websites, articles, blog posts and customer support documentation) in various languages;
•compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act (the “FCPA”) and equivalent anti-bribery and anti-corruption requirements in local markets, by us, our employees and our business partners, and the potential for increased complexity due to the requirements on us as a group to follow multiple rule sets;
•complexity and other risks associated with current and future legal requirements in other countries, including laws, rules, regulations and other legal requirements related to cybersecurity and data privacy frameworks and labor and employment laws;
•the need to enter into new business partnerships with third-party service providers in order to provide products and services in the local market, which we may rely upon to be able to provide such products and services or to meet certain regulatory obligations;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs and differences in technology service delivery in different countries;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;

•taxation of our international earnings and potentially adverse tax consequences due to requirements of or changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•political or social unrest or economic instability in a specific country or region in which we operate.
We have limited experience with international regulatory environments and market practices, and we may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may launch products that lack local product-market fit, face local competition from pre-existing companies offering similar products and/or face limited brand recognition in certain parts of the world, any of which could lead to non-acceptance or delayed acceptance of our products and services by customers in new markets. Product adoption and growth rates may vary significantly across different markets. We are subject to income taxes and other taxes in the United States and other countries in which we transact or conduct business, and such laws and tax rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial condition or results of operations could be materially and adversely affected. Our failure to successfully manage these risks could harm our international operations in the markets we choose to enter and have an adverse effect on our business, financial condition and results of operations.

Unfavorable media coverage could harm our business, financial condition and results of operations.

We receive a high volume of media coverage, which has increased as our company has grown. We have also received and may continue to receive negative media coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents or other performance problems relating to our platform, such as the March 2020 Outages and the April-May 2021 Outages, are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions. See Note 14 to our unaudited condensed consolidated financial statements and “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” for more information about the Early 2021 Trading Restrictions and the March 2020 Outages.

Unfavorable publicity has in the past adversely affected, and could in the future adversely affect, our reputation. As our platform continues to scale and public awareness of our brand increases, any future issues that draw adverse media coverage could have an amplified negative effect on our reputation and brand. Any such negative publicity could have an adverse effect on our growth rate or the size, engagement and loyalty of our customer base, as well as on our ability to recruit and retain personnel, and result in decreased revenue or revenue growth rates, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation and Litigation

Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.

The securities industry is subject to extensive regulation by federal, state and non-U.S. regulators and SROs, and broker-dealers and financial services companies are subject to laws and regulations covering all aspects of the securities industry. The substantial costs and uncertainties related to complying with these regulations continue to increase, and our introduction of new products or services, expansion of our business in certain jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces or other actions that we may take may subject us to additional laws, regulations or other government or regulatory scrutiny. Regulations are intended to ensure the integrity of financial markets, appropriate capitalization of broker-dealers and other financial services companies and the protection of customers and their assets. These regulations may serve to limit our business activities through capital, customer protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

Federal, state and non-U.S. regulators and SROs, including the SEC and FINRA, among other things, can investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We may fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We may be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations or more rigorous enforcement. For example, the practice of PFOF may be limited substantially by new or revised laws or regulations, which would materially decrease our transaction-based revenue, or banned entirely, which could require us to make significant changes to our revenue model, and such changes may not be successful. A discussion draft of a bill that would prohibit PFOF was introduced on May 3, 2021, in the House of Representatives, Committee on Financial Services. We also may be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation.

We are also subject to laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security, and we may be subject to litigation, regulatory proceedings or other investigations regarding any actual or perceived non-compliance with such obligations. For more information, see “—Risks Related to Cybersecurity and Data Privacy—We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.”

We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we have been, and expect to continue to be, subject to legal and regulatory proceedings arising out of our business practices and operations, including lawsuits, arbitration claims, governmental subpoenas, and regulatory, governmental and SRO inquiries, examinations, investigations and enforcement proceedings, as well as other actions and claims. For example, in May 2019, the SEC’s Division of Enforcement commenced an investigation into best execution and PFOF practices of our subsidiary, RHF, as well as statements concerning its sources of revenue, including the fact that, in FAQs on our website describing how it made money, and in certain communications with customers addressing the same issue, RHF had omitted PFOF when it described its revenue sources. On December 17, 2020, RHF, on a neither admit nor deny basis, consented to the entry of an SEC order (i) requiring RHF to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act and Section 17(a) of the Exchange Act and Rule 17a-4 thereunder; (ii) censuring RHF; and (iii) requiring RHF to pay a $65 million civil penalty in December 2020. RHF paid the $65 million penalty in cash and also agreed to engage an independent compliance consultant to, among other things, perform a comprehensive review of RHF’s supervisory, compliance and other policies and procedures related to its retail communications and PFOF and make recommendations for improvements. As a result of the cease-and-desist order, we are now considered an “ineligible issuer” as defined under Rule 405 of the Securities Act. See also “—As a result of our recent settlement with the SEC, we are currently considered an ‘ineligible issuer,’ which limits our ability to use certain free writing prospectuses in securities offerings and will delay our ability to qualify as a ‘well-known seasoned issuer’ in the future” below. Additionally, in December 2019, FINRA brought a disciplinary action against RHF in connection with alleged noncompliance with best execution rules during the 2016 to 2017 timeframe, which resulted in a settlement and payment by RHF of a $1.25 million fine. We have also accrued as accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets at June 30, 2021 of (i) a $57.0 million fine and a $4.5 million customer restitution to be paid in connection with an agreement RHF reached with FINRA to resolve, on a no admit, no deny basis, the FINRA Matters, and (ii) $30.0 million settlement in principle, subject to final documentation, in connection with the resolution of an NYDFS Matter. See Note 14 to our unaudited condensed consolidated financial statements for more information about these matters.

In addition, we have been subject, and, given the highly regulated nature of the industries in which we operate, expect that we will be subject in the future, to a number of SEC and FINRA examinations and investigations, including examinations and investigations related to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our public communications, our compliance with anti-money laundering and other financial crimes regulations, cybersecurity matters and our business continuity plans. We have also been subject, and may be subject in the future, to inquiries, investigations and examinations by other federal agencies such as the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and state regulatory agencies, such as the MSD and the NYDFS. For example, in December 2020, the Enforcement Section of the MSD filed a complaint against us, alleging three counts of Massachusetts state securities law violations regarding unethical and dishonest conduct or practices, failure to supervise, and failure to act in accordance with the fiduciary duty standard required by Massachusetts, which became effective on March 6, 2020 and had an effective enforcement date beginning September 1, 2020. Among other things, the MSD alleges that our product features and marketing strategies, outages, and options trading approval process constitute violations of Massachusetts securities laws. The MSD’s initial complaint seeks, among other things, injunctive relief (seeking a permanent cease and desist order), censure, unspecified restitution, unspecified disgorgement, the appointment of an independent consultant and an unspecified administrative fine. The proposed amended complaint also seeks revocation of RHF's license to operate in Massachusetts. If RHF were to lose its license to operate in Massachusetts, we would not be able to acquire any new customers in Massachusetts, and expect that our current customers in Massachusetts would be unable to continue utilizing any of the services or products offered on our platform (other than closing their positions) and that we may be forced to transfer such customers’ accounts to other broker-dealers. Additionally, revocation of RHF’s Massachusetts license could trigger similar disqualification or proceedings to restrict or condition RHF’s registration by other state regulators. A revocation of RHF’s license to operate in Massachusetts would result in RHF and RHS being subject to statutory disqualification by FINRA and the SEC, which would then result in RHF needing to obtain relief from FINRA subject to SEC review in order to remain a FINRA member and RHS possibly needing relief from FINRA or other SROs. RHF has engaged in settlement discussions with the MSD at certain times since the MSD filed its initial complaint; however, such negotiations have not been successful and RHF is currently not engaged in any such settlement discussions with the MSD. See Note 14 to our unaudited condensed consolidated financial statements for more information.

Additionally, on April 14, 2021, the California Attorney General’s Office issued an investigative subpoena to RHC, seeking documents and answers to interrogatories about RHC’s trading platform, business and operations, application of California’s commodities regulations to RHC and other matters. RHC is cooperating with this investigation. We cannot predict the outcome of the investigation or any consequences that might result from it.

Further, on July 26, 2021, RHF received a FINRA investigative request seeking documents and information related to its compliance with FINRA registration requirements for member personnel, including related to the FINRA non-registration status of Mr. Tenev and Mr. Bhatt. Robinhood is evaluating this matter and is cooperating with the investigation.
RHM, RHF, RHS and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the USAO, the U.S. Department of Justice, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received inquiries from the SEC’s Division of Examinations and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include inquiries related to whether any employee trading in these securities may have occurred in advance of the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. In addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided or will provide testimony with respect to the Early 2021 Trading Restrictions. See Note 14 to our unaudited condensed consolidated financial statements for more information.
These proceedings, inquiries, examinations, investigations and other regulatory matters may subject us to fines, penalties and monetary settlements, result in additional compliance requirements, result in certain of our subsidiaries, including RHC, losing their regulatory licenses or ability to conduct business in certain jurisdictions, increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees. Any of the foregoing could, individually or in the aggregate, harm our reputation and brand, require substantial management attention and have an adverse effect on our business, results of operations and financial condition.

Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the events surrounding the January 2021 market volatility and disruptions surrounding Gamestop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including PFOF and options trading. Gary Gensler, who became chair of the SEC in April 2021, was one of the witnesses at the third hearing, held on May 6, 2021, and in his testimony he indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on June 11, 2021, also identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. The agenda also announced that the SEC might be, at a pre-rule stage, seeking public comments later this year on potential rules related to gamification, behavioral prompts, predictive analytics and differential marketing.

In addition, on March 18, 2021, FINRA issued a regulatory notice reminding member firms of their obligations with respect to maintaining margin requirements, customer order handling and effectively managing liquidity, with a particular focus on best execution practices and the need for member firms to make “meaningful disclosures” to inform customers of a firm’s order handling procedures during extreme market conditions. Further, at a public conference on May 19, 2021, FINRA indicated an intention to solicit public feedback, such as through notices or surveys, regarding so-called gamification in order to determine whether to adopt additional guidance or additional rules in that regard. Also, on June 23, 2021, FINRA issued a regulatory notice reminding member firms of the requirement that customer order flow be directed to markets providing the “most beneficial terms for their customers” and indicated that member firms may not negotiate the terms of order routing arrangements in a manner that reduces price improvement opportunities that would otherwise be available to those customers in the absence of PFOF. The impact that this notice may have on the ability of market participants to enter into PFOF arrangements, if any, has not been determined.

To the extent that the SEC, FINRA or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes may not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations. For more information about the potential impact of legal and regulatory changes, including changes to regulation of PFOF, see “—Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” and “—

Risks Related to Our Business—Because a majority of our revenue is transaction-based (including PFOF), reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers and any new regulation of, or any bans on, PFOF and similar practices may result in reduced profitability, increased compliance costs and expanded potential for negative publicity.”

As a result of our recent settlement with the SEC, we are currently considered an “ineligible issuer,” which limits our ability to use certain free writing prospectuses in securities offerings and will delay our ability to qualify as a “well-known seasoned issuer” in the future.

As a result of a cease-and-desist order issued by the SEC on December 17, 2020 and our related settlement in connection with the SEC’s investigation of our best execution and PFOF practices, we are currently an “ineligible issuer,” as the term is defined under Rule 405 of the Securities Act, and will remain an ineligible issuer until December 17, 2023. As long as we are an ineligible issuer, as a public company, we will be prevented from using free writing prospectuses in securities offerings, other than in certain limited circumstances, such as those free writing prospectuses that contain only a description of the terms of the offered securities or the offering itself. In particular, in connection with any subsequent registered offering of our securities, we may only be able to engage in “live” roadshows that are not considered free writing prospectuses and are precluded from making broadly available to investors a recorded version of any roadshow, which would generally constitute a free writing prospectus. This could have the effect of limiting potential investor access to any roadshow we may conduct in connection with any registered offering if investors are not able to attend any “live” virtual or in-person presentations, calls or webcasts that we may host.

Additionally, following such time as we would otherwise be able to satisfy all other requirements for “well-known seasoned issuer” (“WKSI”) status under Rule 405, we will be unable to take advantage of the following benefits associated with WKSI status, including the ability to:

•file Form S-3 shelf registration statements that are automatically effective to register a range of different types of securities for an indeterminate number or amount of securities and without the need to identify a detailed plan of distribution or specified selling stockholders;
•offer or register additional securities by amending any existing shelf registration statement rather than filing a new registration statement that would not be automatically effective; and
•take advantage of the “pay as you go” filing fee payment process and pay filing fees at the time of each takedown off a shelf registration statement, rather than at the time the registration statement is filed.
Notwithstanding our “ineligible issuer” status, assuming that the worldwide market value of our outstanding common stock held by non-affiliates will be at least $700 million, we would otherwise be eligible for WKSI status within 12 months of the consummation of our IPO. As a public company, we will face changing regulatory requirements and market conditions and be subject to other uncertainties which, among other things, could make it necessary or advisable for us to raise additional capital in an expeditious manner. Without the ability to utilize an automatic shelf registration statement once we would otherwise be eligible to do so if we had WKSI status, we may be unable to react quickly to such changing requirements and conditions and could be delayed in our ability to raise additional capital.

We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.

In addition to regulatory oversight, investigations and other proceedings, we are also involved in numerous other litigation matters, including putative class action lawsuits, and we anticipate that we will continue to be a target for litigation in the future. These litigation matters include commercial litigation matters, insurance matters, privacy and cybersecurity disputes, intellectual property disputes, contract disputes, consumer protection matters and employment matters. In addition, during market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

For example, beginning on March 4, 2020, 15 putative class actions and one individual action were filed against RHM, RHF and RHS in state and federal district courts relating to the March 2020 Outages. One of the putative class actions and the individual action were voluntarily dismissed following settlements between the parties. Thirteen of the remaining putative class actions have been consolidated as In re Robinhood Outage Litigation in the United States District Court for the Northern District of California. The one remaining putative class action, Withouski v. Robinhood Financial LLC, et al., pending in the Superior Court of the State of California, County of San Mateo, has been stayed by agreement of the parties. The lawsuits generally allege that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and RHM, RHF and RHS failed to implement appropriate backup systems. The lawsuits include, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuits generally seek damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. Fact discovery has been completed and expert discovery is currently scheduled to be completed in August 2021.

We have also received notice that approximately 1,600 jointly represented customers may pursue arbitration of individual claims against us arising out of the March 2020 Outages, in addition to other alleged system outages.

Additionally, beginning in December 2020, six putative class actions were filed against us in federal district courts relating to our PFOF practices. The lawsuits generally relate to the same factual allegations as the SEC matter that settled in December 2020, as described above under “—We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.” The consolidated lawsuit includes, among other things, claims for breach of Section 10(b) and Rule 10b-5 of the Exchange Act, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violations of certain California consumer protection statutes.

In addition, we have become aware of approximately 50 putative class actions and four individual actions that have been filed against one or more of RHM, RHF and RHS in various federal and state courts relating to the Early 2021 Trading Restrictions. Several of the federal cases have been consolidated under two complaints seeking money damages. The first complaint asserts a federal antitrust claim; the second complaint asserts negligence and breach of fiduciary duty claims. Additional federal securities claims and state law claims were not consolidated and will proceed separately. RHM, RHF, RHS and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the USAO, the U.S. Department of Justice, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received inquiries from the SEC’s Division of Examinations and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include inquiries related to whether any employee trading in these securities may have occurred in advance of the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. In addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided or will provide testimony with respect to the Early 2021 Trading Restrictions. In addition, we have also received a high degree of media coverage, including negative media coverage, as well as complaints from our customers about us and our platform in connection with the Early 2021 Trading Restrictions. Given our brand and our reputation are two of our most important assets, any damage to our brand and reputation as a result of such negative media coverage could have an adverse effect on our business, financial condition and results of operations.

Further, on January 8, 2021, a putative class action was filed in California Superior Court (Santa Clara County) against RHF and RHS by Siddharth Mehta, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users from January 1, 2020 to October 16, 2020. On February 9, 2021, RHF and RHS removed this action to the United States District Court for the Northern District of California. An amended complaint, filed on February 26, 2021, added two named class members and expanded the putative class period to the present. Plaintiffs generally allege that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets. Plaintiffs assert eight causes of action for purported violations of common law, a right to privacy, and certain California statutes, including the CCPA. On March 12, 2021, RHF and RHS filed a motion to dismiss the amended complaint, which on May 6, 2021 was granted in part and denied in part. A second amended complaint was filed by the plaintiffs on May 20, 2021, which RHF and RHS moved to dismiss on June 3, 2021.

For more information about litigation matters and other regulatory and legal proceedings in which we are involved, see Note 14 to our unaudited condensed consolidated financial statements.

Litigation matters brought against us may require substantial management attention and may result in settlements, awards, injunctions, fines, penalties and other adverse results. A substantial judgment, settlement, fine or penalty or injunctive relief could be material to our results of operations or cash flows for a particular period, or could cause us significant reputational harm or have an adverse effect on our business, financial condition and results of operations.

We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

Although our operations are currently concentrated in the United States (with the limited exception of our U.K. and Dutch subsidiaries, which have U.K.- and Netherlands-based employees and contractors, but currently have no customers), in the future we may seek to expand internationally and will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations. As part of our onboarding process, in accordance with the Customer Identification Program rules, which is required by Section 326 of the USA PATRIOT ACT of 2001, we screen all potential customers against the OFAC watchlists and continue to screen all customers, vendors and employees daily against the OFAC watchlists. While we currently only offer services to U.S. citizens and permanent residents with a legal address within the United States or Puerto Rico, and while our application includes features designed to block access to our services from sanctioned countries, our application could potentially be illegitimately accessed from anywhere in the world. If our services are accessed from a sanctioned country in violation of the trade and economic sanctions, with our knowledge or otherwise, we could be subject to enforcement actions. Additionally, to the extent a customer accesses our application or services from outside the United States, we could also become subject to regulations in that local jurisdiction, including requirements that we become licensed, registered or authorized in such jurisdiction. A regulator’s conclusion that we are servicing customers in their jurisdiction without being appropriately licensed, registered or authorized could result in fines or other enforcement actions. Our broker-dealer subsidiaries are registered in the United States but are not licensed, authorized or registered in any other jurisdiction.

We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (“BSA”), and similar laws and regulations. The BSA is the primary U.S. anti-money laundering law and has been amended to include certain provisions of Title III of the USA Patriot Act to detect, deter and disrupt terrorist financing networks. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations. For example, in July 2020, the NYDFS issued a report of its examination of RHC citing a number of “matters requiring attention” focused primarily on anti-money laundering and cybersecurity-related issues. Following subsequent investigation by the NYDFS’s Consumer Protection and Financial Enforcement Division, in March 2021, the NYDFS informed RHC of certain alleged violations of anti-money laundering and New York Banking Law requirements (Part 417, Part 504 and Banking Law § 44), including the failure to maintain and certify a compliant anti-money laundering program. We refer to the foregoing matters as the “NYDFS Matter.” RHC and the NYDFS have reached a settlement in principle with respect to these allegations, subject to final documentation, in connection with which, among other things, RHC expects to pay a monetary penalty of $30.0 million and engage a monitor. See Note 14 to our unaudited condensed consolidated financial statements for more information.

If we expand our services internationally, we will become subject to additional non-U.S. laws, rules, regulations and other requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing. In that case, we would need to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. The need to comply with multiple sets of laws, rules, regulations and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although our operations are currently concentrated in the United States (with the limited exception of our U.K. and Dutch subsidiaries, which have U.K. and Netherlands-based employees and contractors, but currently have no customers), as we increase our international cross-border business and expand operations abroad, we have engaged and may further engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition and results of operations.

We cannot assure that all of our employees and agents will comply with our internal policies and applicable law, including anti-corruption, anti-bribery and similar laws. We may be ultimately held responsible for any such non-compliance. As we increase our international business, our compliance risks may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Risks Related to Our Industry, Customers, Products and Services

We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that may be more appealing than ours to our current or potential customers.

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent discount brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms and technology platforms. Since the 2019 launch of our Cash Management product, which enables existing brokerage account holders to earn interest on uninvested cash in their Cash Management accounts, we have also faced competition with respect to those services from traditional consumer banking institutions. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that may benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading and no account minimums, since their introduction on our platform to compete with us. In addition, competitors may conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we may not be able to match the marketing efforts or prices of our competitors. In addition, our competitors may choose to forgo PFOF and Transaction Rebate practices, which could create downward pressure on PFOF and make it more difficult for us to continue engaging in and generating revenue through PFOF, which is a significant source of our revenue. See “—Risks Related to Our Business— Because a majority of our revenue is transaction-based (including PFOF), reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers and any new regulation of, or any bans on, PFOF and similar practices may result in reduced profitability, increased compliance costs and expanded potential for negative publicity.” for more information. We may also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

In addition, we compete in a technology-intensive market characterized by rapid innovation. Some of our competitors in this market, including new and emerging competitors, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We may be unable to effectively use new technologies, adapt our products and services to emerging market standards or develop or introduce and market enhanced or new products and services. If we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to tailor the delivery of our services to the latest personal and mobile computing devices preferred by our customers or to provide products or services that are of a quality preferred by our customers, it could have an adverse effect on our business, financial position and results of operations.

Our ability to compete successfully in the financial services and cryptocurrency markets depends on a number of factors, including, among other things:

•providing easy-to-use, innovative and attractive products and services, as well as effective customer support;
•maintaining and expanding our market position;
•attracting and retaining customers;
•our reputation and the market perception of our brand and overall value;
•maintaining our relationships with our counterparties;
•maintaining competitive pricing;
•competing in a competitive landscape, including in the provision of products and services that have until recently been available only from our bank competitors;
•the effectiveness, reliability and stability of our technology (including the success of our outage prevention efforts and our cybersecurity measures and defenses), products and services;
•innovating effectively in launching new or enhanced products and services;
•adjusting to a dynamic regulatory environment;
•the differences in regulatory oversight regimes to which we and our competitors are subject; and
•general economic and market trends, including customer demand for financial products and services.
Our competitive position within our markets could be adversely affected if we are unable to adequately address these factors, which could have an adverse effect on our business, financial condition and results of operations.

If we fail to retain existing customers or attract new customers, or if our customers decrease their use of our products and services, our growth could be slower than we expect and our business may be harmed.

We have experienced significant customer growth over the past several years. Our continued business and revenue growth is dependent on our ability to attract new customers, retain existing customers, increase the amount that our customers use our products and services and sell our premium services, such as Robinhood Gold, and we cannot be sure that we will be successful in these efforts. There are a number of factors that could lead to a decline in our number of customers or their usage of our products and services, or that could prevent us from increasing our number of customers, including:

•our failure to introduce new products or services, or our introduction of new products or services, or changes in our existing products or services, that are not favorably received;
•pricing for our products and services;
•harm to our brand and reputation, or decreases in the perceived quality, reliability or usefulness of our products and services;
•our customers engaging with competitive products and services;
•our customers having difficulty installing, updating or otherwise accessing the Robinhood app on mobile devices as a result of actions by us or third parties that we rely on to distribute our app;
•our customers experiencing security breaches, account intrusions or other unauthorized access as a result of actions by us or our business partners, including third parties that we rely on to distribute the Robinhood application;
•our failure to provide adequate customer service to our customers;
•resistance to and non-acceptance of cryptocurrencies;
•a cybersecurity attack, data breach or other security incident resulting in loss in customer confidence;
•our inability to manage network or service outages, interruptions and internet disruptions, including during times of high trading activity, or other performance or technical problems that prevent our customers from accessing and managing their accounts or assets in a rapid and reliable manner;
•changes in our customers’ investment strategies or level of interest in investing;
•regulatory changes that have the effect of limiting or prohibiting our existing business practices, including PFOF;
•the enactment of proposed legislation that would impose taxes on certain financial transactions;
•changes mandated by legislation, regulatory authorities or litigation that adversely affect our products and services, or our ability to provide them to our customers;
•any restrictions on trading that we impose on our platform as a result of the capital requirements and cash deposit and collateral requirements to which RHS is subject as a clearing and carrying broker-dealer; and
•deteriorating general economic conditions, including as a result of the COVID-19 pandemic or a general downturn in the U.S. equity markets.
As we expand our business operations and enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address. Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers and to keep existing customers engaged so that they continue to use our products and services. Our customers may choose to cease using our platform, products and services at any time, and may choose to transfer their accounts to another broker-dealer. For example, in the first quarter of 2021, we saw an increase in ACATS out as a result of an increase in customers choosing to transfer their accounts to another broker-dealer. In the first quarter of 2021, total value of ACATS out was $4.1 billion, representing 5.0% of AUC, from approximately 206,000 accounts, as compared to the quarterly average for fiscal year 2020 of $0.4 billion, representing on average 1.2% of

AUC, from approximately 22,000 accounts on average. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platform in fiscal year 2020 and in the three months ended June 30, 2021. If such channels of customer growth decline, our marketing efforts prove to be ineffective or we are unable to predict customer demands, retain current customers or attract new customers, our revenue may grow more slowly than expected, may not grow at all or may decline and have an adverse effect on our business, financial condition and results of operations.

Many of our customers are first-time investors and our trading volumes and revenues could be reduced if these customers stop trading altogether or stop using our platform for their investing activities.

Our business model focuses on making the financial markets accessible to a broad demographic of retail investors. As of December 31, 2020 and as of June 30, 2021, we had 12.5 million and 22.5 million Net Cumulative Funded Accounts, respectively, and from January 1, 2015 to June 30, 2021, over half of the customers funding accounts on our platform told us that Robinhood was their first brokerage account. In addition, in the first half of 2020, we saw a significant increase in the number of new accounts opened by first-time investors. Our success, and our ability to increase revenues and operate profitably, depends in part on such customers continuing to utilize our platform, even as global social and economic conditions shift. However, our customers do not have long-term contractual arrangements with us and can utilize our platform on a transaction-by-transaction basis and may also cease to use our platforms at any time. We may face particular challenges in retaining these investors as customers, for example as a result of a return to pre-COVID-19 behaviors, increased volatility in the financial markets or increasing availability of competing products that seek to target the same demographic. In particular, a broad decline in the equity or other financial markets could result in some of these investors exiting the markets and leaving our platform. Any significant loss of customers or a significant reduction in their use of our platform could have a material impact on our trading volumes and revenues, and materially adversely affect our business, financial condition and results of operations.

Our introduction of new products and services, or changes to existing products and services, could fail to attract or retain customers or generate growth and revenue.

Our ability to attract, engage and retain our customers and to increase our revenue depends heavily on our ability to continue to maintain and evolve our existing products and services and to create successful new products and services. We may introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience. We continue to incur substantial costs, and we may not be successful in continuing to generate profits, in connection with these efforts. In addition, the introduction of new products and services, or changes to existing products and services, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect our business and results of operations. If our new or enhanced products and services fail to attract customers, or if our business plans are unsuccessful, we may fail to attract or retain customers or to generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected.

If we do not keep pace with industry and technological changes and continue to provide new and innovative products and services, our business may become less competitive and our business may be adversely impacted.

Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we may not be able to keep pace with industry and technological changes in our industry and we may face difficulty in competing within our market, which could harm our business.

We expect new technologies, products, services and industry norms to continue to emerge and evolve, and we cannot predict the effects of technological changes or industry practices on our business. Further, new technologies introduced in our markets may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. Our ability to successfully adopt new products and services and to develop and incorporate new technologies may be inhibited by industry-wide standards, changes to laws and regulations, changing customer expectations, demands and preferences or third-party intellectual property rights. If we are unable to enhance our products and services or to innovate or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards or practices, our business could be adversely affected.

Because our products and services are designed to operate on a variety of systems, we will need to continuously modify, enhance and improve our products and services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and other software, communication, browser and database technologies. We may not be successful in either developing these modifications, enhancements and improvements or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products and services to keep pace with technological changes or to innovate or to operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our products and services, result in customer dissatisfaction and negative publicity, reduce our competitive advantage and harm our business and reputation.

If we are unable to successfully monetize our products and services, our financial condition and results of operations may be adversely affected.

We are continuously striving to deliver innovative products and features to customers at low prices. As we expand into new business lines and markets, we may find that it is more difficult for us to monetize products and features delivered at low prices due to economic, political, competitive or market-structure considerations. If we are not successful in our monetization efforts or if we expend significant resources to launch new products and services that we are unable to monetize, our financial condition and results of operations may be adversely affected.

Risks Related to Our Platform, Systems and Technology

Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. Our systems and operations, including our primary and disaster recovery data center operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions and other similar events and we have experienced such disruptions in the past. Further, we may be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platform and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition and results of operations. For example, in December 2018, we experienced a failure of our order routing technology caused by code being inadvertently pushed to the production environment that led to option trades being incorrectly routed. We temporarily halted options trading while the technology failure was repaired and remediated customers impacted by the outage through a combination of Amazon gift cards, Robinhood Gold subscription fees and cash, resulting in estimated out-of-pocket losses to us of approximately $0.9 million.

In addition, surges in trading volume on our platform have in the past and may in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate or executed incorrectly, or not executed at all. For example, the March 2020 Outages resulted in certain of our customers being unable to buy and sell securities and other financial products on our platform for a period of time. Similarly, the April-May 2021 Outages resulted in certain of our customers being unable to buy and sell cryptocurrencies and some customers experiencing downgraded service. Our platform has otherwise in the past and may in the future experience additional outages from time to time. Disruptions caused by the March 2020 Outages resulted in putative class action lawsuits being filed against us (and certain of our subsidiaries) by our customers in both state and federal courts as well as regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. See “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” “—Risks Related to Regulation and Litigation—We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.” and Note 14 to our unaudited condensed consolidated financial statements. Disruptions to, destruction of, improper access to, breach of, instability of or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform and order routing system) or external technology of third parties with whom we do business that allow our customers to use our products and services could result in customer attrition, costly litigation and regulatory and U.S. Congressional inquiries, negative publicity and reputational harm, and may have an adverse effect on our business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies may be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems. See also “—Risks Related to Finance, Accounting and Tax Matters—Our insurance coverage may be inadequate or expensive.”

While we have made, and continue to make, significant investments designed to enhance the reliability and scalability of our platform and operations as well as our customer support functions, we do not have fully redundant systems and we cannot assure that these investments will be successful or that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It may become increasingly difficult to maintain and improve the availability of our platform, especially as our platform and product offerings become more complex, our customer base grows and we experience surges in trading volume on our platform. For example, in May 2021 we launched our IPO Access feature, which enables our customers to buy shares in the initial public offerings of participating companies at the IPO price, before trading begins on public exchanges. Because we only recently started offering this new feature, there may be risks related to the technology and operation of IPO Access that we have not yet identified or cannot foresee, and any failure or interruption of the IPO Access feature on our platform could adversely affect our relationships with participating companies and our customers that utilize this feature. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our reputation, business, financial condition and results of operations could be adversely affected.

Our products and internal systems rely on software that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations or vulnerabilities in our systems, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software, which includes machine learning models, to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations within the software on which we rely may lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect the data (including personal data) of our customers and our intellectual property or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of customers on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition and results of operations.

Our success depends in part upon effective operation with mobile operating systems, networks, technologies, products, hardware and standards that we do not control.

A substantial majority of our customers’ activity on our platform occurs on mobile devices. There is no guarantee that popular mobile devices will continue to feature the Robinhood app, or that mobile device customers will continue to use our products and services rather than those of our competitors. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs or technical issues in such systems or changes in our relationships with mobile operating system partners, device manufacturers or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect customer usage of the Robinhood app. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and customers. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes may be unfavorable to us and our developers’, creators’ and customers’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

Additionally, in order to deliver a high-quality mobile experience for our customers, it is important that our products and services work well with a range of mobile technologies, products, systems, networks, hardware and standards that we do not control, and that we have good relationships with mobile operating system partners, device manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks or standards. In the event that it is more difficult for our customers to access and use our app, or if our customers choose not to access or use our app on their mobile devices or use mobile products that do not offer access to our app, our customer growth and engagement could be harmed. In the event that our customers are adversely affected by these actions or if our relationships with such third parties deteriorate, our customer growth and engagement could be adversely affected and our business could be harmed.

We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.

We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services, internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our customers and support or carry out certain regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports and other fundamental data that we provide to our customers. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business. See also “Risks Related to Our Platform, Systems and Technology—We primarily rely on Amazon Web Services to deliver our services to customers on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition and results of operations.”

Any failure or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased customer satisfaction and increase customer attrition, subject us to customer complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. See also “Risks Related to Our Platform, Systems and Technology—Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.” Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of customers, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operation. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.

In addition, there is no assurance that our third-party service providers or their subcontractors will be able to continue to provide these services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future. An interruption in or the cessation of service by our third-party service providers or their subcontractors, coupled with our possible inability to make alternative arrangements in a smooth, cost-effective and timely manner, could have adverse effects on our business, financial condition and results of operations.

Further, if there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, it could have an adverse effect on our business, reputation and results of operations.

We primarily rely on Amazon Web Services to deliver our services to customers on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition and results of operations.

We currently host our platform and support our operations on datacenters provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Furthermore, we do not have physical access to or control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. See also “Risks Related to Our Platform, Systems and Technology—Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.” Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, disruptions, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.

In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of customers on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any of the above circumstances or events or any negative publicity arising from such disruptions may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new customers, any of which could adversely affect our business, financial condition and results of operations.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us pursuant to such agreement. AWS may terminate the agreement for convenience by providing us at least two years’ prior written notice. AWS may also terminate the agreement for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. If AWS reasonably determines that our or any end users’ use of its services poses a security risk or threat to the function of their service offerings, AWS may also terminate the agreement for cause upon 90 days’ prior written notice and a 90-day cure period. AWS may also terminate the agreement upon 30 days’ prior written notice in order to comply with applicable law or requirements of governmental entities. Even though our platform is entirely in the cloud, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs, interruptions in access to our website or online app or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers.

Risks Related to Cybersecurity and Data Privacy

Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party service providers.

Our systems and those of our customers and third-party service providers have been and may in the future be vulnerable to hardware and cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems and networks have been and may in the future be subject to attempted cybersecurity attacks. Such issues are increasing in frequency and evolving in nature. See also “Risks Related to Our Platform, Systems and Technology—Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.”

Concerns about security increase when we transmit information (including personal data) electronically. Electronic transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our customers or third-party service providers. Infiltration of our systems or those of our customers or third-party service providers could in the future lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential, sensitive or otherwise protected information (including personal data) and the corruption of data.

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and are expected to continue to be targeted. In light of media attention concerning increases in our number of customers and amount of customer assets, including since the onset of the COVID-19 pandemic, we may be a particularly attractive target of malicious attacks seeking to access customer data or assets. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state-supported actors now engage in attacks (including advanced persistent threat intrusions). Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to protect customer data. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, including as a result of the use of mobile devices, cloud services, open source software, social media and the increased reliance on devices connected to the internet (known as the "Internet of Things"), the potential risk of security breaches and cybersecurity attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber incidents. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may also be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data.

Additionally, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity-related incidents as a result of our employees, service providers and other third parties working remotely on less secure systems and environments. Controls employed by our information technology department and our customers and third-party service providers, including cloud vendors, could prove inadequate.

Information security risks for financial service providers are increasing, in part because of the use of the internet and mobile technologies to conduct financial transactions and, in the case of cryptocurrencies, the use of digital wallets. In addition, the highly automated nature of our products and services, as well as the liquidity offered by products and services such as our Cash Management product, make us and our customers a target for illegal or improper uses, including fraudulent transactions. Those committing fraud using stolen or fabricated debit cards or account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses and customers like ours. In providing products and services to customers, we rely on our ability to manage, use, store, disclose, transfer and otherwise process a large volume of customer data, including personal information and other sensitive information.

While we take efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, there can be no assurance that our safety and security measures (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems, data (including personal data) and operations. We have recently taken steps to expand and enhance our cybersecurity controls and practices and, as cybersecurity-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. Certain measures that could increase the security of our systems take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations.

Moreover, there could be public announcements regarding any cybersecurity-related incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our Class A common stock. Further, any publicized security problems affecting our businesses or those of third parties with whom we are affiliated or otherwise conduct business may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations.

It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminals’ intent to commit cyber-crime, and these efforts may not be successful in anticipating, preventing, detecting or stopping attacks, or reacting in a timely manner. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, we cannot guarantee that our insurance coverage would be sufficient to cover all losses. See “—Risks Related to Finance, Accounting and Tax Matters—Our insurance coverage may be inadequate or expensive.”

To the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees may increase. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate, and our ability to monitor our third-party service providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate or any reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions.

We collect, store, share, disclose, transfer, use and otherwise process customer information and other data, including personal data, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers and harm our business, financial condition, operating results, cash flows and prospects.

The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer and other processing of customer information, including personal data, and security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. Any or all of the issues above could adversely affect our ability to attract new customers and continue our relationship with existing customers, cause our customers to stop using our products and services, result in negative publicity or subject us to governmental, regulatory or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

Security incidents have occurred in the past, and future incidents may result in unauthorized access to, loss of or unauthorized disclosure of this data, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We experienced negative publicity in connection with this incident and may in the future experience similar adverse effects relating to security incidents we experience, whether or not related to the security of our platform or systems. On January 8, 2021, a putative class action was filed against us in the Superior Court of the State of California in connection with this incident. Plaintiffs generally allege that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets. Plaintiffs assert eight causes of action for purported violations of common law, a right to privacy, and certain California statutes, including the CCPA. We have also received customer complaints, regulatory inquiries, examinations, enforcement actions and investigations by various state and federal regulatory bodies, including the SEC, FINRA and certain state regulators, including the NYDFS and the New York Attorney General, related to this incident. For more information, see Note 14 to our unaudited condensed consolidated financial statements. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, disputes, regulatory investigations, orders, damages, fines and penalties, indemnity obligations, damages for contract breach, penalties for violation of applicable laws and regulations, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), Section 5(c) of the Federal Trade Commission Act and the CCPA. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.

In the U.S., federal law, such as the GLBA and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal data, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal data through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection, use and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. There is also a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have proposed and may propose new and different self-regulatory standards that either legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. For example, the CCPA, which took effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe civil penalties and statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects starting on January 1, 2023, the CPRA will impose additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. The effects of the CPRA, the CCPA, other similar state or federal laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.

The CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, as certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Compliance in the event of a widespread data breach may be costly.

The NYDFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS, including RHC, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. We have in the past and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In particular, in July 2020, the NYDFS issued a report of its examination of RHC citing certain of our cybersecurity practices as “matters requiring attention.” Following subsequent investigation by the NYDFS’s Consumer Protection and Financial Enforcement Division, in March 2021, the NYDFS informed RHC of certain alleged violations of, among other things, cybersecurity and virtual currency (Part 500 and Part 200) requirements, including certain deficiencies in our policies and procedures regarding risk assessment, lack of an adequate incident response and business continuity plan, and deficiencies in our application development security. RHC and the NYDFS have reached a settlement in principle with respect to these allegations, subject to final documentation, in connection with which, among other things, RHC expects to pay a monetary penalty of $30.0 million and engage a monitor. See Note 14 to our unaudited condensed consolidated financial statements for more information.

We make public statements about our use, collection, disclosure and other processing of personal data through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

We may face particular privacy, data security, and data protection risks as we continue to expand into the U.K. and the EU in connection with the General Data Protection Regulation and other data protection regulations.

International expansion into the U.K. and the EU in the future, as well as the fact that our U.K.- and Netherlands-based subsidiaries have a limited number of U.K.- or EU-based employees and contractors (although they currently have no customers), subjects us or may subject us to the EU General Data Protection Regulation (“GDPR”), supplemented by national laws and further implemented through binding guidance from the European Data Protection Board, which regulates the collection, control, sharing, disclosure, use and other processing of personal data and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for noncompliance. As described further below, following Brexit, we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses, the efficacy and longevity of these transfer mechanisms remains uncertain. The enactment of the GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements will likely apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

As of January 2021 (when the transitional period following Brexit expired), we have been required to comply with both the GDPR and the U.K. GDPR to the extent of our operations in the U.K. (given the conduct of activities falling under each law), exposing us to two parallel regimes with potentially divergent interpretations and enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, for example, with how data transfers between EU member states and the U.K. will be treated and the role of the U.K.’s Information Commissioner’s Office with respect to the EU following the end of the transitional period. Following the expiration of such period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the U.K. and European Economic Area.

Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. These changes may lead to additional costs and increase our overall risk exposure. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in litigation, breach notification obligations, regulatory or administrative sanctions, additional cost and liability to us, harm to our reputation and brand, damage to our relationships with customers and have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Brokerage Products and Services

If we do not maintain the capital levels required by regulators and SROs, or do not satisfy the cash deposit and collateral requirements imposed by certain other SROs such as the Depository Trust Company (the “DTC”), NSCC and the Options Clearing Corporation (the “OCC”), our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions, which could harm our business, financial condition, operating results, cash flows and prospects. In a worst-case scenario, failure to maintain these requirements could lead to our broker-dealer business being liquidated or wound down.

The SEC, FINRA and various other SROs have stringent rules with respect to the maintenance of specific levels of net capital and clearinghouse deposits by securities broker-dealers. Our failure to maintain the required net capital levels could result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

In addition to SEC and FINRA net capital requirements, as a clearing and carrying broker-dealer, RHS is subject to cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, which may fluctuate significantly from time to time based upon the nature and size of customers’ trading activity and market volatility. Because stock trades generally settle at the clearinghouse two days after execution, RHS is required to deposit funds, the amount of which can be significant, to ensure that RHS can meet its settlement obligations. The funds deposited are RHS funds and, under SEC rules, customer funds are not available to be used to satisfy clearinghouse deposit requirements. If RHS fails to meet any such deposit requirements, its ability to settle trades through the clearinghouse may be suspended or RHS may restrict trading in certain stocks in order to limit clearinghouse deposit requirements. In either event, RHS may be exposed to significant losses or disruptions in customers’ ability to trade. For example, the Early 2021 Trading Restrictions were implemented by RHS due to increased deposit requirements imposed on RHS by the NSCC in response to the unprecedented market volatility. In a worst case scenario, if RHS is unable to satisfy its deposit requirements, the NSCC may cease to act for RHS and liquidate its unsettled clearing portfolio. See Note 14 to our unaudited condensed consolidated financial statements and “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” for more information about the Early 2021 Trading Restrictions.

Where we have subsidiaries that are or will be licensed and regulated in certain U.S. states or non-U.S. jurisdictions, those entities are or will be subject to their own regulatory capital rules and requirements that they, and we as a group, need to or will need to comply with to avoid censure or other adverse consequences. Changes in those rules, or changes in our business operations, may result in changes to the amount of capital that is needed by those entities, which could have an adverse effect on the operational costs of running those businesses or to the viability of those businesses.

Our compliance and risk management policies and procedures as a regulated financial services company may not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company operating in the securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history, evolving business and rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations. We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, when we launched our fractional shares program in 2019, we did not report proprietary fractional trades to FINRA’s Trade Reporting Facility based on our understanding of the reporting requirements. Since then, FINRA has informed us that such trades should be reported. As a result, we began reporting fractional shares in January 2021, and we are in the process of reviewing past transactions so that we can report such data, which may result in fines or penalties for failing to do so at the time of the trade. Additionally, the regulatory landscape involving cryptocurrencies is constantly evolving and RHC may be subject to fines, penalties or loss of regulatory licenses if the SEC or any other regulators issue new regulations or interpretive guidance related to cryptocurrencies that prohibit any of our current business practices. Also, due to market volatility, it is difficult to predict how much capital we will need in the future to meet net capital and deposit requirements. If either RHS or RHF fails to maintain specified levels of capital, our ability to settle trades through DTC may be suspended or we may be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements, or we could be subject to immediate suspension or revocation of registration, and suspension or expulsion could ultimately lead to the liquidation of either entity or to our broker-dealer business being wound down. Any perceived or actual breach of laws and regulations could negatively impact our business, financial condition or results of operations. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services.

We are subject to potential losses as a result of our clearing and execution activities.

RHS provides clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans. If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold or meet margin calls, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes to manage risks related to our clearing and execution services, there can be no assurance that such systems and processes will be adequate.

Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition and results of operations.

In addition, as a clearing member firm of securities and derivatives clearinghouses in the United States, we are also exposed to clearing member credit risk. Securities and derivatives clearinghouses require member firms to deposit cash, stock and/or government securities for margin requirements and to clearing funds. If a clearing member defaults in its obligations to the clearinghouse in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Many clearinghouses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments.

When our customers purchase securities on margin or trade options, we are subject to the risk that our customers may default on their obligations when the value of the securities and cash in their accounts falls below the amount of the customers’ indebtedness. Abrupt changes in securities valuations, which are subject to fluctuations and subjectivity, and the failure of customers to meet margin calls could result in substantial losses.

Further, in addition to SEC and FINRA net capital requirements, as a clearing and carrying broker-dealer, RHS is subject to cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC. For example, stock trades generally settle at the clearinghouse two days after execution and clearinghouses may require a broker-dealer participant to deposit funds to ensure that the broker-dealer can meet its settlement obligations. These deposit requirements are designed to mitigate risk to the clearinghouse and its participants and can be large, especially if positions are concentrated in particular stocks, are predominantly in the same direction (i.e., predominantly buys or predominantly sells) or if the stock prices are volatile. The funds deposited are RHS funds and, under SEC rules, customer funds are not available to be used to satisfy clearinghouse deposit requirements. If RHS fails to meet any such deposit requirements, its ability to settle trades through the clearinghouse may be suspended or it may restrict trading in certain stocks in order to limit clearinghouse deposit requirements (as in the case of the Early 2021 Trading Restrictions), which could result in our customers leaving our platform or subject us to litigation or regulatory or U.S. Congressional investigations and inquiries. In such case, RHS may be exposed to significant losses or disruptions in customers’ ability to trade. Furthermore, in the event that a significant amount of customers’ open trades fail to settle, RHS may be exposed to potential loss of the deposits and capital expended to meet its deposit requirements. Any liability arising in connection with any such events could have an adverse effect on our business, financial condition and results of operations. In a worst-case scenario, if RHS is unable to satisfy its deposit requirements, the NSCC may cease to act for RHS and liquidate its unsettled clearing portfolio. See “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” and Note 14 to our unaudited condensed consolidated financial statements for more information about the Early 2021 Trading Restrictions.

Any inability to maintain adequate banking relationships with respect to our Cash Management product may adversely affect our business.

In 2019, we launched our Cash Management product, under which we offer customers the ability to spend and earn interest on funds in their brokerage account that are not otherwise invested. Our customers who opt in to our Cash Management product have their uninvested cash automatically moved into deposits at a network of program banks. In connection with this service, we rely heavily on our relationships with partner banks to ensure the continued effectiveness of our Cash Management product. There can be no assurance that we will be able to maintain or establish adequate banking relationships. If we are unable to maintain and adequately grow our network of bank partners, our Cash Management product may be adversely impacted. In addition, if we cannot maintain sufficient relationships with the appropriate banks that provide these services, we would be required to implement alternative cash management procedures, which may result in increased costs.
Our exposure to credit risk with customers and counterparties could result in losses.

We extend margin credit and leverage to customers, which are collateralized by customer cash and securities. We also borrow and lend securities in connection with our broker-dealer business. By permitting customers to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets (including rapid declines in the trading price of individual securities) in which the value of the collateral held by us could fall below the amount of a customer’s indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by parties to the borrowing transactions to honor their commitments could have adverse effects on our financial condition and results of operations. Such changes could also adversely impact our capital because our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans. We have policies and procedures designed to manage credit risk, but we cannot guarantee that such policies and procedures will be fully effective.

Providing investment education tools could subject us to additional risks if such tools are construed to be investment advice or recommendations.

We provide a variety of investment education and tools and financial news (including our “Robinhood Snacks” newsletters and podcasts) to our customers that we do not consider investment advice or an investment recommendation, but we cannot guarantee that such services could not be construed as constituting investment advice or recommendations by customers or regulatory agencies. Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party partner, Morningstar, Inc. Risks associated with providing investment advice include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. New regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, will impose heightened conduct standards and requirements if we are deemed to provide recommendations to retail investors. In addition, various states are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us if we provide investment advice or recommendations to our customers. Furthermore, we could be subject to investigations by regulatory agencies if our services are construed as constituting investment advice or recommendations. For example, in 2020, the MSD issued certain amendments to the Massachusetts securities law, which, among other things, apply a fiduciary conduct standard to broker-dealers and agents when dealing with their customers. In December 2020, the Enforcement Section of MSD filed a complaint against us stipulating that the fiduciary conduct standard applies to us by alleging that our product features and marketing strategies amount to investment recommendations. See Note 14 to our unaudited condensed consolidated financial statements for more information. To the extent that the services we provide are construed or alleged to constitute investment advice or recommendations and we fail to satisfy regulatory requirements, fail to know our customers, improperly advise our customers, or risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, or could be subject to regulatory fines, penalties and other actions such as business limitations, any of which could harm our reputation and business.

Risks Related to Our Cryptocurrency Products and Services

The loss, destruction or unauthorized use or access of a private key required to access any of our cryptocurrencies may result in irreversible loss of such cryptocurrencies. If we are unable to access our private keys or if we experience a hack or other data loss relating to the cryptocurrencies we hold on behalf of customers, our customers may be unable to trade their cryptocurrency and our reputation and business could be harmed.

As of December 31, 2020 and June 30, 2021, $3.5 billion and $22.7 billion of our AUC, respectively, was attributed to cryptocurrencies. As our business continues to grow and we expand RHC’s product and service offerings, so do the risks associated with failing to safeguard and manage our customers’ cryptocurrencies. Our success and the success of our offerings requires significant public confidence in our ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage customer cryptocurrencies and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of RHC, and result in significant penalties and fines and additional restrictions, which could harm our reputation, business, financial condition or results of operations.

Cryptocurrencies are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which such currency is held. While blockchain ledgers require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and stored securely in order to prevent an unauthorized third party from accessing the assets held in such wallet. RHC holds all cryptocurrencies in custody in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline on a computer stored in one or more secure data facilities. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. To the extent any of our private keys are lost, destroyed, unable to be accessed by us or otherwise compromised and no backup of such private key is accessible, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that RHC holds in custody on behalf of customers. Any such losses may be significant, and we may not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and may in the future be, subject to security breaches, hacking or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV network, allowing them to spend coins they did not have and prevent transactions from going through. Any loss of private keys relating to, or hack or other compromise of, hot wallets or cold wallets used to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (given our insurance coverage does not cover all customers’ cryptocurrency balances and cryptocurrency investments through RHC are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets and could harm customer trust in us and our products. For more information about our insurance coverage and its limitations, see “—Risks Related to Finance, Accounting and Tax Matters—Our insurance coverage may be inadequate or expensive.” Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers may affect the ability of our customers to trade or hold in cryptocurrencies on our platform and could harm customer trust in us and our products.

The prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies may cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of RHC’s business, financial condition and results of operations.

The value of cryptocurrencies is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations to date. Several factors may affect price, including, but not limited to:

•Global cryptocurrency supply, including various alternative currencies which exist, and global cryptocurrency demand, which can be influenced by the growth or decline of retail merchants’ and commercial businesses’ acceptance of cryptocurrencies as payment for goods and services, the security of online cryptocurrency exchanges and digital wallets that hold cryptocurrencies, the perception that the use and holding of digital currencies is safe and secure and regulatory restrictions on their use.
•Changes in the software, software requirements or hardware requirements underlying a blockchain network, such as a fork. Forks in the future are likely to occur and there is no assurance that such a fork would not result in a sustained decline in the market price of cryptocurrencies.
•Changes in the rights, obligations, incentives or rewards for the various participants in a blockchain network.
•The maintenance and development of the software protocol of cryptocurrencies.
•Cryptocurrency exchanges deposit and withdrawal policies and practices, liquidity on such exchanges and interruptions in service from or failures of such exchanges.
•Regulatory measures, if any, that affect the use and value of cryptocurrencies.
•Competition for and among various cryptocurrencies that exist and market preferences and expectations with respect to adoption of individual currencies.
•Actual or perceived manipulation of the markets for cryptocurrencies.
•Actual or perceived threats that cryptocurrencies and related activities such as mining have adverse effects on the environment or are tied to illegal activities.
•Social media posts and other public communications by high-profile individuals relating to specific cryptocurrencies, or listing or other business decisions by cryptocurrency companies relating to specific cryptocurrencies.
•Expectations with respect to the rate of inflation in the economy, monetary policies of governments, trade restrictions and currency devaluations and revaluations.
The cryptocurrency markets are volatile, and changes in the prices and/or trading volume of cryptocurrencies may adversely impact RHC’s growth strategy and business. In addition, while we have observed a positive trend in the total market capitalization of cryptocurrency assets historically, driven by increased adoption of cryptocurrency trading by both retail and institutional investors as well as continued growth of various non-investing use cases, historical trends are not indicative of future adoption, and it is possible that the adoption of cryptocurrencies may slow, take longer to develop or never be broadly adopted, which would negatively impact our business, financial condition and results of operations. Volatility in the values of cryptocurrencies caused by the factors described above or other factors may impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.

A substantial portion of the recent growth in our net revenues earned from cryptocurrency transactions is attributable to transactions in Dogecoin. If demand for transactions in Dogecoin declines and is not replaced by new demand for other cryptocurrencies available for trading on our platform, our business, financial condition and results of operations could be adversely affected.

For the three months ended June 30, 2021, 41% of our total revenue was derived from transaction-based revenues earned from cryptocurrency transactions, compared to 17% for the three months ended March 31, 2021. While we currently support a portfolio of seven cryptocurrencies for trading, for the three months ended June 30, 2021, 62% of our cryptocurrency transaction-based revenue was attributable to transactions in Dogecoin, as compared to 34% for the three months ended March 31, 2021. As such, in addition to the factors impacting the broader cryptoeconomy described elsewhere in this section, RHC’s business may be adversely affected, and growth in our net revenue earned from cryptocurrency transactions may slow or decline, if the markets for Dogecoin deteriorate or if the price of Dogecoin declines, including as a result of factors such as negative perceptions of Dogecoin or the increased availability of Dogecoin on other cryptocurrency trading platforms.

Regulation of the cryptocurrency industry continues to evolve and is subject to change. Moreover, securities and commodities laws and regulations and other bodies of laws can apply to certain cryptocurrency businesses. These laws and regulations are complex and our interpretations of them may be subject to challenge by the relevant regulators. Future regulatory developments are impossible to predict with certainty. Changes in laws and regulations, or our failure to comply with them, may negatively impact our ability to allow customers to buy, hold and sell cryptocurrencies with us in the future and may significantly and adversely affect our business.

RHC provides users with the ability to buy, hold and sell a limited number of cryptocurrencies, such as Bitcoin, Ethereum and Dogecoin. Cryptocurrencies have experienced significant price volatility, technological glitches and various law enforcement and regulatory interventions. Both domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Regulation of cryptocurrencies continues to evolve. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and may make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. There is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth and operations of RHC.

RHC currently provides a trading platform for a limited number of cryptocurrencies that we have analyzed under applicable internal policies and procedures and do not believe are securities under the U.S. securities laws. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, they are not legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency currently traded on our platform is a “security” under U.S. law. Although the SEC has not asserted that all cryptocurrencies are securities, the SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. In addition, the SEC has previously determined that certain cryptocurrencies traded on other platforms are securities, subject to federal securities laws. The classification of a cryptocurrency as a security under applicable law has wide-ranging implications for the regulatory obligations associated with the offer, sale, trading and clearing of such assets. For example, in the United States, securities (and therefore any cryptocurrencies deemed to be securities) may generally be offered or sold in the United States only pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration, and persons that effect transactions in cryptocurrencies that are securities in the United States may be subject to registration with the SEC as a broker or dealer. Any such determination that a cryptocurrency available for trading on our platform is a security could result in significant market dislocations, trading suspensions and lawsuits from customers. To the extent that the SEC or a court determines that any cryptocurrencies that are available for trading on the RHC platform are securities, that determination could prevent us from continuing to support trading of those cryptocurrencies. It may also result in regulatory enforcement penalties and financial losses to RHC in the event that RHC has liability to its customers and may need to compensate them for any losses or damages. A determination by the SEC or a court that a cryptocurrency that we currently make available for trading on our platform constitutes a security may also result in our determination that it is advisable to remove other cryptocurrencies from our platform that have similar characteristics to the cryptocurrency that was determined to be a security.

In addition, the growth of RHC may be adversely affected if we are not able to expand RHC’s platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities. Our business could be adversely affected by the listing and delisting of cryptocurrencies on our trading platform and general trends concerning cryptocurrencies. In addition, future regulatory actions or policies may limit or restrict cryptocurrency usage, custody or trading, or the ability to convert cryptocurrencies to fiat currencies. For example, in August 2021, Chair Gensler remarked on the need for further regulatory oversight of crypto trading and crypto lending platforms. Any such future regulatory actions or policies may reduce the demand for cryptocurrency trading, which could have an adverse effect on our business, financial condition and results of operations.

If in the future we were to allow customers to deposit and withdraw cryptocurrencies into and from our platform, such deposits and withdrawals could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business, financial condition and results of operations.

We currently do not allow customers to deposit or withdraw cryptocurrencies into or from our platform, but we may offer this feature in the future. As noted above, cryptocurrencies are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which such cryptocurrency is held. In order to deposit cryptocurrencies held by a customer into our platform, a customer would need to “sign” a transaction that consists of the private key of the wallet from which the customer is transferring cryptocurrency, direct the deposit using the public key of a wallet that we would control and which we would provide to the customer, and we would broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw cryptocurrencies from our platform, the customer would need to provide us with the public key of the wallet that the cryptocurrencies are to be transferred to, and a party with access to the private keys of wallet holding the cryptocurrency to be withdrawn would be required to “sign” a transaction authorizing the transfer. In addition, some crypto networks might require additional information to be provided in connection with any transfer of cryptocurrencies into or from our platform and wallets. A number of errors could occur in the process of depositing or withdrawing cryptocurrencies into or from our platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user could incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing from our platforms, respectively. Alternatively, a user could transfer cryptocurrencies to a wallet address that he or she does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ethereum, Dogecoin or other cryptocurrency is sent to a Bitcoin wallet address, or if any of the foregoing errors occur, such cryptocurrencies could be permanently and irretrievably lost with no means of recovery. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business, financial condition and results of operations.

Additionally, allowing customers to deposit and withdraw cryptocurrencies into and from our platform could expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and anti-money laundering and counter-terrorist financing laws if individuals specifically exploit this feature to conduct fraudulent transfers, illegal activity or money laundering. Such fraudulent transactions may be difficult or impossible for us to detect and void such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business, financial condition or results of operations. See “—Risks Related to Regulation and Litigation—We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.”
A temporary or permanent blockchain “fork” could adversely affect our business.

Most blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it and then propose that users and miners of Bitcoin, Ethereum or other blockchain protocols adopt the modification. When a modification is introduced and a substantial majority of miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of impacted blockchain protocol network and respective blockchain with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Bitcoin, Ethereum or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s cryptocurrency lacking interchangeability.
Both Bitcoin and Ethereum protocols have been subject to “forks” recently that resulted in the creation of new networks, including, among others, Bitcoin Cash, Bitcoin SV, Bitcoin Diamond, Bitcoin Gold and Ethereum Classic. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked cryptocurrencies. Due to the lack of a central registry or rulemaking body in the cryptocurrency market, no single entity has the ability to dictate the nomenclature of forked cryptocurrencies, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked cryptocurrencies, and which results in further confusion to customers as to the nature of cryptocurrencies they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption and price of Bitcoin, Ethereum or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some cryptocurrency platforms. Similar replay attacks occurred in connection with the Bitcoin Cash and Bitcoin Cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network.

A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks or security weaknesses, any of which can further lead to temporary or even permanent loss of customer cryptocurrencies. Such disruption and loss could cause our company to be exposed to liability, even in circumstances where we have no intention of supporting a cryptocurrency compromised by a fork.

Moreover, we may not wish to or be able to support a cryptocurrency resulting from the fork of a network which may cause our customers to lose confidence in us or reduce their engagement on our platform. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing its systems to ensure that the cryptocurrencies it supports remain safe and secure. There are several considerations that RHC considers as part of a general cryptocurrency approval policy (including security or infrastructure concerns that may arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which may operate to limit RHC’s ability to support forks. Further, RHC generally does not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community.

Whether RHC is obligated to provide services for a new and previously unsupported cryptocurrency is a question of contract, as recognized in recent published rulings of the California appellate courts, such as Archer v. Coinbase, 53 Cal App. 5th 266 (App. 1st Dist. 2020) and federal district courts, such as BDI Capital, LLC v. Bulbul Investments LLC, 446F.Supp.3d 1127, 1138 (N.D. Ga. 2020). The RHC User Agreement, which each customer must enter into in order to trade cryptocurrencies on the Company’s platform, clearly indicates that (i) RHC has the sole discretion to determine whether RHC will support a forked network and the approach to such forked cryptocurrencies, (ii) RHC is unlikely to support most forked networks and (iii) RHC may temporarily suspend trading for a cryptocurrency whose network is undergoing a fork without advanced notice to the customer while RHC determines which, if any, forked network and forked cryptocurrencies to support on our platform. Regardless of the foregoing, we may in the future be subject to claims by customers arguing that they are entitled to receive certain forked cryptocurrencies by virtue of cryptocurrencies that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked cryptocurrency that we do not or are unable to support, we may be required to pay significant damages, fines or other fees to compensate customers for their losses.

Any inability to maintain adequate relationships with affiliates, third-party banks and market makers with respect to, and any inability to settle customer trades related to, RHC’s cryptocurrency offerings, may adversely affect our business, financial condition and results of operations.

RHC relies on its affiliates (including its affiliate clearing broker), third-party banks and market makers to provide its cryptocurrency products and services to its customers. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platform rely on direct settlements between RHC and its customers and direct settlements between RHC and RHC’s market makers after customer trades are executed. Accordingly, RHC relies on its affiliate clearing brokerage and third-party banks to facilitate cash settlements between customers’ brokerage accounts and RHC and relies on the ability of its market makers to complete cryptocurrency settlements with RHC to obtain cryptocurrency for customer accounts. In addition, RHC must maintain cash assets in its bank accounts sufficient to meet the working capital needs of its business, which includes deploying available working capital to facilitate cash settlements between RHC and its customers or RHC and its market makers (as well as maintaining the minimum capital required by regulators such as the NYDFS). If RHC’s affiliate clearing broker, third-party banks or market makers have operational failures and cannot perform and facilitate RHC’s routine cash and cryptocurrency settlement transactions, RHC will be unable to support normal trading operations on its cryptocurrency trading platform and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if RHC fails to maintain cash assets in its bank accounts sufficient to meet the working capital needs of its business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair RHC’s ability to support normal trading operations on our cryptocurrency platform and these disruptions could have an adverse impact on our business, financial condition and results of operations.

We may also be harmed by the loss of any of RHC’s banking partners and market makers. As a result of the many regulations applicable to cryptocurrencies or the risks of crypto assets generally, many financial institutions have decided, and other financial institutions may in the future decide, to not provide bank accounts (or access to bank accounts), payments services or other financial services to companies providing cryptocurrency products, including us. Consequently, if we or our market makers cannot maintain sufficient relationships with the banks that provide these services, banking regulators restrict or prohibit banking of cryptocurrency businesses, or if these banks impose significant operational restrictions, it may be difficult for us to find alternative business partners for our cryptocurrency offerings, which may result in a disruption of our business and could have an adverse impact on our reputation, business, financial condition and results of operations.

From time to time, we may encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies, which could adversely affect the success of RHC’s business, financial condition and results of operations.

Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain networks may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such cryptocurrency, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised and our platform and technical infrastructure may be affected, all of which could adversely impact the success of RHC’s business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could adversely affect our business, financial condition and results of operations.

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and technology. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. We rely on a combination of trademark, patent, copyright, and trade secret laws in the U.S. and internationally, our terms and conditions, other contractual provisions and technological measures to protect our intellectual property rights from infringement, misappropriation or other violation to maintain our brand and competitive position. Various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies.

The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. There can be no assurance our intellectual property rights will be sufficient to protect against unauthorized parties offering products or services that are substantially similar to ours and compete with our business or attempting to copy aspects of our technology and use information that we consider proprietary.

In addition, to registered intellectual property rights, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information and know-how. We attempt to protect our intellectual property, technology, and confidential information by requiring our employees, contractors, consultants, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure and confidentiality agreements. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of our confidential information, intellectual property, or technology. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed.

The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We will not be able to protect our intellectual property rights if we do not detect unauthorized use of our intellectual property rights. We also may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in the United States and certain non-U.S. countries, and our intellectual property rights may not receive the same degree of protection in non-U.S. countries as they would in the United States because of the differences in non-U.S. patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights. Any of our intellectual property rights may be successfully challenged, opposed, diluted, misappropriated or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the United States or in non-U.S. jurisdictions. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights.

In order to protect our intellectual property rights, we may be required to expend significant resources to apply for, maintain, monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. An adverse outcome in such litigation or proceedings may therefore expose us to a loss of our competitive position, expose us to significant liabilities or require us to seek licenses that may not be available on commercially acceptable terms, if at all. Our failure to secure, protect and enforce our intellectual property rights could seriously damage our brand and have an adverse effect on our business, financial condition and results of operations.

We have been, and may in the future be, subject to claims that we violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Additionally, companies in the technology industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities,” and other intellectual property rights holders have in the past and may in the future attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements.

Our use of third-party software and other intellectual property rights may be subject to claims of infringement or misappropriation. The vendors who provide us with technology that we incorporate in our product offerings also could become subject to various infringement claims. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others.

From time to time, our competitors or other third parties may claim, and have in the past claimed, that we are infringing upon, misappropriating or otherwise violating their intellectual property rights. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, results of operations, cash flows or prospects. Any claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial costs or damages, obtain a license, which may not be available on commercially reasonable terms or at all, pay significant ongoing royalty payments, settlements or licensing fees, satisfy indemnification obligations, prevent us from offering our products or services or using certain technologies, force us to implement expensive and time-consuming work-arounds or re-designs, distract management from our business or impose other unfavorable terms.

We expect that the occurrence of infringement claims is likely to grow as the market for financial services grows and as we introduce new and updated products and services, and the outcome of any allegation is often uncertain. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition and results of operations.

We may not be able to obtain, maintain, protect, defend and enforce our trademarks and trade names, or build name recognition in our markets of interest, thereby harming our competitive position.

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. We may be unable to obtain trademark protection for our technologies, logos, slogans and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Further, we may not timely or successfully register our trademarks.

If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. We have registered, among other trademarks, the term “Robinhood” and our feather logo in the United States and certain other jurisdictions. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Furthermore, our trademarks may be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our trademark rights and to determine the validity and scope of the trademark rights of others. Our efforts to obtain, maintain, protect, defend and enforce our trademarks may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe, misappropriate or otherwise violate, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered domain names that we use in, or are related to, our business, most importantly www.robinhood.com and www.robinhood.net. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States due to a variety of reasons. In addition, our competitors and other third parties could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent our competitors and other third parties from acquiring and using domain names that infringe, misappropriate, or otherwise violate, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Obtaining, maintaining, protecting, defending and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.

We may be unable to halt the operations of third-party websites that aggregate or misappropriate our data.

Third parties may misappropriate our data through website scraping, robots, or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may misappropriate data from our platform and attempt to imitate our brand or the functionality of our website. If we become aware of such websites, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we are successful in detecting such websites, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may not be adequate to protect us against the effect of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, financial condition, operating results, cash flows, and prospects. In addition, to the extent that such activity creates confusion among customers, our brand and business could be harmed.

If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms, we may be required to pay damages and could potentially lose license rights that are critical to our business.

We license certain intellectual property, including technologies, data, content and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more-established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Risks Related to Finance, Accounting and Tax Matters

Our failure to properly handle cash, securities and cryptocurrencies held on behalf of customers could harm our business and reputation.

Our ability to hold, handle and account accurately for the cash, securities and cryptocurrencies in our customers’ accounts requires a high level of internal controls, and our success requires significant customer confidence in our ability to do so. As our business continues to grow and we expand our products and services, we must continue to strengthen our associated internal controls. Any failure to maintain the necessary controls or to manage our customers’ funds and securities accurately could result in reputational harm, lead customers to discontinue or reduce their use of our products and services and result in regulatory actions, including significant penalties and fines, which could harm our business.

Covenants in our credit agreements may restrict our operations and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

We have entered into two credit agreements and may enter into additional agreements for other borrowing in the future. These agreements contain various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related person transactions. These agreements also contain financial covenants, including obligations to maintain certain capitalization amounts and other financial ratios. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions, including our ability to incur debt to increase our liquidity position.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. The credit agreements provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our debt agreements to be immediately due and payable. In addition, our lenders may have the right to proceed against the assets we provided as collateral pursuant to the agreements. If the debt under the credit agreements were to be accelerated, and if we did not have sufficient cash on hand or be able to sell sufficient collateral to repay it, it would have an immediate adverse effect on our business, financial condition and results of operations.

Our insurance coverage may be inadequate or expensive.

We are subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not possible to prevent or detect all activities giving rise to claims and the precautions we take may not be effective in all cases. We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, errors and omissions, crime and fidelity bond insurance. Our insurance coverage is expensive and maintaining or expanding our insurance coverage may have an adverse effect on our results of operations and financial condition.

Our insurance coverage may be insufficient to protect us against all losses and costs stemming from operational and technological failures and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. For example, we offer a guarantee to our customers to fully reimburse direct losses that occur due to unauthorized activity that is not the fault of the customer, and any such losses we incur in satisfaction of this guarantee may not be fully or partially covered by insurance. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

Changes in U.S. tax laws and policies could adversely impact our financial condition and results of operations.

We are subject to complex and evolving U.S. tax laws and regulations, which may in the future make changes to corporate income tax rates (including increases proposed by the Biden administration), the treatment of foreign earnings, or other income tax laws that could affect our future income tax provision and reduce our earnings while increasing the complexity, burden and cost of tax compliance.

Our determination of our tax liability is subject to review by applicable tax authorities. Any adverse outcome of such a review could harm our results of operations and financial condition. The determination of our tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies or changes in tax laws or their interpretation. Such changes could have an adverse effect on our financial condition.

Although we believe our estimates are reasonable, as a result of these and other factors, the ultimate amount of our tax obligations owed may differ from the amounts recorded in our consolidated financial statements and any such difference may harm our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

In addition, certain members of the U.S. Congress and individual state legislatures have proposed the imposition of new taxes on a broad range of financial transactions, including transactions that occur on our platform, such as the buying and selling of stocks, derivative transactions, and cryptocurrencies. If enacted, such proposed financial transaction taxes could increase the cost to customers of investing or trading on our platform and reduce or adversely affect U.S. market conditions and liquidity, our customers’ investment performance, general levels of interest in investing and the volume of trades and other transactions from which we derive transaction revenues, as well as on our business, financial condition and results of operations. See “Risks Related to Our Business—Proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition and results of operations.”

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

During 2020, we utilized substantially all of our U.S. federal and state net operating loss ("NOL") carryforwards, excluding California due to the enactment of Assembly Bill No. 85. As a result, as of December 31, 2020, we had U.S. state NOL carryforwards of $32.3 million that will begin to expire in 2034 if not utilized, and non-U.S. NOL carryforwards of $4.7 million that do not expire. Under Sections

382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize our NOLs, even if we maintain profitability.

We expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations related to the settlement of RSUs and/or the exercise of outstanding stock options depending on the manner in which we fund these liabilities, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” arrangements in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.

We have expended and may continue to expend substantial funds to satisfy the related tax withholding and remittance obligations that arise upon the settlement of certain of our RSUs. Certain of our RSUs vested and were settled in connection with our IPO (the “IPO-Vesting RSUs”). On the settlement date for the IPO-Vesting RSUs, we withheld shares and remitted tax withholding amounts on behalf of the holders of RSUs at the applicable withholding rates. We expended approximately $408.9 million to satisfy tax withholding and remittance obligations in connection with the settlement of the IPO-Vesting RSUs.

To fund these tax withholding and remittance obligations arising in connection with future vesting and settlement of RSUs, we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash (which may include cash generated from the proceeds of the IPO) to satisfy such tax obligations or (ii) have the holders of such RSUs use a broker or brokers to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities, in order to satisfy such tax withholding obligations (“sell to cover”). The tax withholding due in connection with such RSU vesting and settlement will be based on the then-current value of the underlying shares of our Class A common stock.

We expect to withhold and remit the tax withholding liabilities at the applicable withholding rates on behalf of certain RSU holders to the relevant tax authorities in cash, which would result in significant cash expenditures by us and could have an adverse effect on our financial results. In addition, we currently intend to have certain of our RSU holders, including our founders, use sell to cover to satisfy future tax withholding and remittance obligations in connection with the settlement of RSUs and exercise of stock options, which will not result in the expenditure of additional cash by us but may impact the market price of our Class A common stock. See “—Risks Related to Our Class A Common Stock—Substantial future sales of shares of our Class A common stock in the public market could cause the trading price of our Class A common stock to fall.”

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as MAU, AUC and Net Cumulative Funded

Accounts, as well as cohorts of our customers, which have not been validated by an independent third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and may change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Net Cumulative Funded Accounts, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.

If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, the trading price of our Class A common stock could decline and we may be subject to stockholder litigation, which could have an adverse effect on our business, financial condition and results of operations.

We are exposed to fluctuations in interest rates.

Fluctuations in interest rates may adversely impact our customers’ general spending levels and ability and willingness to invest through our platform. Additionally, some of our products, such as our Cash Management product and margin lending programs, are affected by interest rate changes. Higher interest rates often lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, deliver securities sold or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income. See “Risks Related to Our Brokerage Products and Services—Our exposure to credit risk with customers and counterparties could result in losses.” above. Fluctuations in interest rates may also adversely impact our Cash Management customers’ returns on their cash deposits. We are also exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets, including assets underlying the customer balances we hold on our balance sheet as customer accounts. A low or negative interest rate environment or reductions in interest rates may negatively impact our net income.

Risks Related to Our Class A Common Stock

The trading price for our Class A common stock may be volatile and you could lose all or part of your investment.

The trading price of our Class A common stock may be highly volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you may be unable to sell your shares at or above the price you paid. Some specific factors that may have a significant effect on the trading price of our Class A common stock include:

•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole, such as the effect of the ongoing COVID-19 pandemic;
•actual or anticipated fluctuations in our results of operations or those of our competitors;
•actual or anticipated changes in the growth rate of the market in which we operate or the growth rate of our businesses or those of companies that investors deem comparable to us;
•sales of shares of our Class A common stock by us or our stockholders;
•actions by institutional stockholders;
•changes in economic or business conditions;
•changes in governmental or other relevant regulation;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any ineffectiveness of our internal controls;
•publication of research reports about us, our competitors, or our industry, or changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of analyst coverage;
•announcements by us or our competitors of new offerings or platform features;
•the public’s perception of the quality and accuracy of our key metrics on our customer base and engagement;
•the public’s reaction to our media statements, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•harm to our brand and reputation;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•any significant change in our management;
•the extent to which retail and other individual investors (as distinguished from institutional investors), including our customers, invest in our Class A common stock, which may result in increased volatility; and
•other events or factors, many of which are beyond our control.
In addition, in the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Further, if the market price of our Class A common stock is above the level that investors determine is reasonable for our Class A common stock, some investors may attempt to short our Class A common stock, which would create additional downward pressure on the trading price of our Class A common stock.
We will be required to issue additional shares of Class A common stock upon the exercise of our outstanding warrants and options and settlement of our RSUs and future equity-based awards. These and other additional issuances of our capital stock, including issuances of our Class B common stock and Class C common stock, could result in significant dilution to our stockholders.
Future issuances of shares of our capital stock, including our Class A common stock, Class B common stock and Class C common stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for holders of our capital stock. We have authorized more capital stock in recent years to provide additional stock options and RSUs to our employees and to permit for the consummation of equity and equity-linked financings and may continue to do so in the future.

Further, in February 2021, we issued two tranches of convertible notes, consisting of $2,532.0 million aggregate principal amount of “Tranche I” convertible notes and $1,020.0 million aggregate principal amount of “Tranche II” convertible notes, which upon the closing of our IPO, automatically converted into shares of our Class A common stock at a conversion price of $26.60. In addition, we granted to each purchaser of the Tranche I convertible notes a warrant to purchase a number of shares of equity securities equal to 15% of the aggregate proceeds invested by such purchaser in the Tranche I convertible notes (i.e., $379.8 million in aggregate maximum purchase amount). Such warrants became exercisable in connection with the closing of our IPO and, until the tenth anniversary of their issue date, outstanding warrants will be exercisable for shares of our Class A common stock at an exercise price of $26.60. Upon the closing of our IPO, the outstanding warrants became exercisable for an aggregate of 14,278,034 shares of Class A common stock, and such exercises may result in additional dilution based on prevailing market prices.
Further pursuant to the equity exchange right agreements entered into between us and each of our founders in connection with our IPO, each of our founders has a right (but not an obligation) to require us to exchange, for shares of Class B common stock, any shares of Class A common stock received by them upon the vesting and settlement of RSUs granted to them prior to the effectiveness of our Charter (the “Equity Exchange Rights”). Because our Class B common stock entitles the holder thereof to 10 votes per share, as compared to the one vote per share afforded to holders of our Class A common stock, our founders’ exercise of these Equity Exchange Rights and resulting issuance of Class B common stock will dilute the voting power of holders of our Class A common stock.
Moreover, as of June 30, 2021, options to purchase 17,685,650 shares of our Class A common stock with a weighted-average exercise price of approximately $2.22 per share were outstanding and 132,048,248 shares of our Class A common stock were subject to outstanding RSUs (including 27,663,658 shares subject to 2019 Market-Based RSUs and 35,520,000 shares subject to 2021 Market-Based RSUs). The exercise of any of these outstanding stock options and settlement of any of these outstanding RSUs would result in additional dilution. To the extent that we issue shares of our capital stock to acquire other companies or outstanding options and warrants to purchase capital stock are exercised, there will be further dilution.

Our employee headcount has increased significantly in the past few years and we expect this rapid growth to continue. We rely on equity-based compensation as an important tool in recruiting and retaining employees. Further, the 2021 Plan and the ESPP became effective immediately prior to the effective date of the Final Prospectus and allow us to grant equity-based awards to be settled in shares of our Class A common stock. The aggregate number of shares of our Class A common stock reserved for issuance under the 2021 Plan and the ESPP is equal to approximately 14% and 2%, respectively, of the number of shares of our common stock (of all classes) outstanding at the closing of our IPO. The amount of dilution due to equity-based compensation of our employees or other additional issuances could be substantial depending upon the size of the issuances and exercises.

Substantial future sales of shares of our Class A common stock in the public market could cause the trading price of our Class A common stock to fall.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could significantly reduce the trading price of our Class A common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale associated with our IPO lapse, the trading price of our Class A common stock could substantially decline. Furthermore, as of (the “IPO Closing Date”), approximately 15.5% of our outstanding common stock is beneficially owned by our founders. If one or both of them were to sell a substantial portion of the shares they hold, it could cause the trading price of our Class A common stock to decline.
As of the IPO Closing Date, we have outstanding a total of 720,023,594 shares of Class A common stock and 130,155,246 shares of Class B common stock. We and all of our directors, executive officers and certain other record holders, that together represent approximately 94% of our Class A common stock, securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock (including our Class B common stock), outstanding immediately prior to our IPO, are subject to lock-up agreements with the IPO underwriters or certain market standoff agreements with us, which prohibit the sale of any such shares of Class A common stock during the restricted period described herein, subject to early release and certain other exceptions. The remaining 6% of shares of our Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock outstanding immediately prior to our IPO, which are not subject to any such lock-up or market standoff agreements, consist of 50% of the shares of our Class A common stock to be issued upon the conversion of our Tranche I convertible notes upon the completion of our IPO. Of the 94% of shares of our outstanding Class A common stock immediately prior to our IPO subject to the restrictions in such agreements, approximately 6% of such shares (consisting of the remaining 50% of the shares of our Class A common stock issued upon the conversion of our Tranche I convertible notes in connection with our IPO) will only be subject to such restrictions during the period beginning on the July 28, 2021, the date (the “Final Prospectus Date”) of the Final Prospectus for our IPO and ending 28 days after the effective date of the Form S-1 resale registration statement that we filed in respect of such shares (the “Resale S-1 Effective Date”).
We, and all of our directors, executive officers, selling stockholders in our IPO and certain other record holders that together represent approximately 85% of our Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock (including shares of our Class B common stock) outstanding immediately prior to our IPO have entered into lock-up agreements with the underwriters of our IPO or market standoff agreements with us for the benefit of the underwriters under which the holders of such securities have agreed that, subject to certain exceptions, without the prior written consent of Goldman Sachs & Co LLC and J.P. Morgan Securities LLC, as representatives of the underwriters of our IPO, during the period beginning on the Final Prospectus Date and ending on December 1, 2021, the 126th day after the Final Prospectus Date (the “restricted period”), we and they will not (1) lend, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, or otherwise transfer or dispose of (directly or indirectly) any shares of our Class A common stock or any securities convertible into or exercisable or exchangeable (directly or indirectly) for our Class A common stock, (2) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to or which reasonably could be expected to lead to or result in a sale or disposition, or transfer of any of the economic consequences of ownership, in whole or in part, directly or indirectly, of any shares of our Class A common stock or any securities convertible into or exercisable or exchangeable (directly or indirectly) for our Class A common stock, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of our Class A common stock or other securities, in cash, or otherwise or (3) publicly disclose the intention to take any of the actions restricted by clause (1) or (2) above.

In addition to the above, an additional approximately 2% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock immediately prior to our IPO is subject to market standoff provisions and, in the case of equity awards issued under our 2013 Plan, rights of first refusal, applicable to equity awards issued under our equity incentive plans that restrict the holders of such securities from taking any of the actions with respect to such securities described by clause (1) above during the restricted period.
Notwithstanding the foregoing, such restricted period has been or will be earlier terminated for certain of our stockholders as follows:

•Founders and Chief Financial Officer: up to 5% of the shares of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock (including our Class B common stock and the Market-Based RSUs) held, as of the Final Prospectus Date, (but after giving effect to the sale of Class A common stock in our IPO by the selling stockholders in our IPO), by each of our founders and our Chief Financial Officer, with such 5% calculated after excluding any shares withheld for taxes associated with IPO-Vesting RSUs, may be sold on or after October 27, 2021 (the 91st day after the Final Prospectus Date, the “First Earnings-Related Release Date”); provided that the reported closing price of our Class A common stock on Nasdaq is at least 33% greater than the IPO price per share set forth on the cover page of the final IPO prospectus both (a) on October 27, 2021, the full first trading day after the 90th day after the Final Prospectus Date (the “Pricing Condition Measurement Date”) and (b) for at least nine of the 14 consecutive trading days immediately preceding, but excluding, the Pricing Condition Measurement Date. Any sales made by our founders and Chief Financial Officer pursuant to such early release provisions are expected to be made pursuant to one or more 10b5-1 plans;
•Preferred holders and certain non-employee common holders:
◦if the reported closing price of our Class A common stock on Nasdaq is at least 33%, but less than 50%, greater than the IPO price per share set forth on the cover page of the Final Prospectus both (a) on the Pricing Condition Measurement Date and (b) for at least nine of the 14 consecutive trading days immediately preceding, but excluding, the Pricing Condition Measurement Date, then up to 10% of the shares of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock (but excluding our Tranche I convertible notes, Tranche II convertible notes and warrants and shares issued or issuable upon exercise or conversion thereof) held, as of the Final Prospectus Date, by the parties to our Investors’ Rights Agreement (which includes the holders of our preferred stock outstanding immediately prior to the completion of our IPO) and certain other non-employee holders of our common stock outstanding immediately prior to the completion of our IPO may be sold beginning on the First Earnings-Related Release Date; or
◦if the reported closing price of our Class A common stock on Nasdaq is at least 50% greater than the IPO price per share set forth on the cover page of the final IPO prospectus both (a) on the Pricing Condition Measurement Date and (b) for at least nine of the 14 consecutive trading days immediately preceding, but excluding, the Pricing Condition Measurement Date, then up to 20% of such shares and securities may be sold beginning on the First Earnings-Related Release Date; and

•General Employees and Directors:
◦up to 15% of the shares of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock held, as of the Final Prospectus Date, by our directors, officers and current and former employees and consultants (other than our founders and our Chief Financial Officer, who are discussed above) (our “General Employees and Directors”), with such 15% calculated after excluding any shares withheld for taxes associated with IPO-Vesting RSUs, could be sold beginning at the commencement of trading on July 29, 2021, the first trading day on which our Class A common stock was traded on Nasdaq; and
◦up to an additional 15% of the shares of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock held, as of the Final Prospectus Date, by our General Employees and Directors, with such 15% calculated after excluding any shares withheld for taxes associated with IPO-Vesting RSUs, may be sold beginning on October 27, 2021, the 91st day after the Final Prospectus Date.
In addition, holders of the shares of our Class A common stock that were issued upon the conversion of our Tranche I convertible notes in our IPO have agreed that, during the period beginning on the Final Prospectus Date and ending on the Resale S-1 Effective Date, such holders will not take any of the actions described in the foregoing clauses (1)-(3) with respect to 50% of such shares, which represent 6% of our outstanding Class A common stock and securities directly or indirectly convertible into our exchangeable or exercisable for our Class A common stock (it being understood that the remaining 50% of such shares are not be subject to any such lock-up agreement).

In addition, pursuant to our Investors’ Rights Agreement and agreements entered into by certain non-employee holders of our common stock outstanding immediately prior to the completion of our IPO, if the terms of the lock-up agreements with any of our directors, officers or greater than 1% stockholders are terminated or waived (other than pursuant to the lock-up exceptions and early release provisions referenced above), then the parties to our Investors’ Rights Agreement and such non-employee stockholders will be entitled to a pro rata termination or waiver with respect to their securities, subject to the lock-up agreements or market stand-off provisions described above, subject to certain exceptions for permitted terminations and waivers, including any waiver of up to 1% of our total outstanding shares of Class A common stock (calculated on a fully diluted basis, but without giving effect to the conversion of any convertible notes or our warrants), waivers in which the recipient of such shares agreed to be bound by the same lock-up agreement, waivers for hardship and waivers in connection with a follow-on offering of our Class A common stock.
Upon each release of the foregoing restrictions, our securityholders subject to a lock-up or market stand-off agreement will be able to sell our shares in the public market. In addition, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, in their sole discretion as representatives of the underwriters or our IPO, may release the Class A common stock and other securities subject to the lock-up and market standoff agreements described above in whole or in part at any time.

In addition, as of June 30, 2021, there were 17,685,650 shares of Class A common stock subject to outstanding options, 128,228 restricted shares of Class A common stock, an additional 132,048,248 shares of Class A common stock subject to outstanding RSUs (including 27,663,658 shares subject to 2019 Market-Based RSUs and 35,520,000 shares subject to 2021 Market-Based RSUs) and an additional 13,146,433 shares of Class A common stock reserved for issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements discussed above and Rules 144 and 701 under the Securities Act.

Moreover, we filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of all of the shares of our Class A common stock issuable or reserved for issuance under our employee benefit plans and may file additional registration statements on Form S-8 in the future. We also filed a resale registration statement on Form S-8 under the Securities Act covering shares of Class A common stock issued prior to or in connection with our IPO (including upon the settlement of certain IPO-Vesting RSUs) pursuant to awards previously granted under our 2020 Plan and our 2013 Plan. Shares covered by such registration statements will be eligible for sale, or resale, in the public market, subject to vesting restrictions, any applicable lockup and market standoff agreements described above and, with respect to shares held by affiliates, Rule 144 limitations. Any sales of our Class A common stock (including shares of Class A common stock issuable upon conversion of our Class B common stock) as lock-up restrictions end, as stock options are exercised or as RSUs are settled may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
We do not intend to pay dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and amount of any future dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law and after taking into account various factors, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors currently deems relevant. Our board of directors intends to retain future earnings to fund the development and expansion of our business. Additionally, certain of our existing credit agreements include restrictions on our ability to pay cash dividends. Accordingly, we do not expect to pay dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of gain for the foreseeable future.

The multi-class structure of our common stock will have the effect, prior to the Final Conversion Date, of concentrating voting power with our founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. In addition, future issuances of our Class C common stock, if any, could prolong the duration of our founders’ voting control.

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, as of the IPO Closing Date Mr. Tenev, who is also our CEO, President and a director, and Mr. Bhatt, who is also our Chief Creative Officer and a director, collectively with their related entities hold approximately 65% of the voting power of our outstanding capital stock, in each case, assuming such founder exercises his Equity Exchange Rights with respect to the shares received by him upon settlement of his IPO Vesting RSUs, and which voting power may increase over time upon the vesting and settlement of other equity awards held by such founder that were outstanding immediately prior to our IPO if such founder exercises his Equity Exchange Rights with respect to the shares received upon settlement of such equity awards. If all such equity awards held by Mr. Tenev and Mr. Bhatt were vested (assuming all applicable market-based vesting conditions applicable to RSUs were satisfied, including those that can only be satisfied following our IPO) and the Class A common stock received in settlement of such awards was exchanged for shares of Class B common stock pursuant to the Equity Exchange Rights, immediately following the completion of our IPO, Mr. Tenev and Mr. Bhatt, collectively with their respective related entities, would hold approximately 76% of the voting power of our outstanding capital stock. As a result, prior to the Final Conversion Date (as defined below), our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. In addition, for so long as our Class B common stock represents approximately 9.1% or more of our outstanding shares of voting common stock (i.e., our Class A common stock and Class B common stock), the holders of our Class B common stock, who are our founders and certain of their related entities, will represent more than 50% of the voting power of our outstanding common stock and will have the ability to determine any action requiring the majority approval of our stockholders. Moreover, even if our Class B common stock represents less than approximately 9.1% of all of the outstanding shares of our common stock (and therefore less than 50% of the voting power of our outstanding common stock), so long as our Class B common stock represents more than 5% of all outstanding shares of our common stock, the holders of our Class B common stock will still collectively hold or control over a third of the voting power of our common stock and therefore have the ability to significantly influence any such action. Our founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our Company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our founders and our other stockholders, which may result in our founders undertaking, or causing us to undertake, actions that would be desirable for our founders but would not be desirable for our other stockholders.
In addition, in connection with our IPO, our founders and certain of their respective related entities entered into a voting agreement, which became effective prior to the completion of our IPO (the “Founder Voting Agreement”), to which we are also a party. Pursuant to the Founder Voting Agreement, each founder and certain of their respective entities (including estate planning vehicles) party to the Founder Voting Agreement (the “Founder Affiliates”) have agreed, upon the terms and subject to the conditions set forth therein, to, among other things, (i) vote all of the shares of our common stock held by such founder or Founder Affiliate for the election of each founder to, and against the removal of each founder from, our board of directors and (ii) vote together in the election of other directors generally, subject to deferring to the decision of the nominating and corporate governance committee in the event of any disagreement between the founders. In addition, under the Founder Voting Agreement, certain of the Founder Affiliates have granted, to the other, unrelated founder, an irrevocable voting proxy with respect to shares of our common stock owned by such Founder Affiliate. Also pursuant to the Founder Voting Agreement, each founder will grant, effective upon such founder’s death or permanent and total disability, a voting proxy to the other founder with respect to shares of our common stock held by such founder and over which such founder was entitled to vote (or direct the voting of) immediately prior to such founder’s death or permanent and total disability. The existence of the Founder Voting Agreement will have the effect of concentrating voting power in our founders (or either one of them) at all times prior to the Final Conversion Date. Moreover, the Founder Voting Agreement grants to each founder and its respective Founder Affiliates a right of first offer in the event the other founder or any of its respective Founder Affiliates proposes to transfer any shares of Class B common stock in a transaction that would cause such shares of Class B common stock to convert to Class A common stock pursuant to our Charter.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our founders, their family members and certain of their related entities. Each share of our Class B common stock is convertible at any time at the option of the holder of such share into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon the earliest of (i) the date and time specified by the affirmative vote of the holders of at least 80% of the then-outstanding shares of Class B common stock, voting separately as a class, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the number of then-outstanding shares of Class B common stock represent less than 5% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that (A) each founder is no longer providing services to our Company as an officer, employee or consultant and (B) each founder is not a director of our Company as a result of a voluntary resignation by such founder from our board of directors or as a result of a written request or agreement by such founder not to be renominated as a director of our Company at an annual or special meeting of stockholders; (iv) the date that is nine months after the death or permanent and total disability of the last to die or become permanently and totally disabled of our founders, or such later date not to exceed a total period of 18 months after such death or permanent and total disability as may be approved by a majority of our independent directors or (v) the date that is 15 years from the completion of our IPO (the “Final Conversion Date”). Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, prior to the Final Conversion Date, even if some of our Class B common stock converts into Class A common stock, including as a result of future transfers of such Class B common stock, our founders may still collectively control a significant portion of the voting power of our capital stock based on their current ownership. If one of our founders and his related entities retain a significant portion of their holdings of Class B common stock for an extended period of time, such founder could, in the future, continue to control a significant portion of the combined voting power of our outstanding capital stock, even if the other founder and his related entities reduce their holdings of Class B common stock, and such voting power could enable such founder to effectively control all matters subject to stockholder approval prior to the Final Conversion Date.
We have no current plans to issue shares of our Class C common stock. Because the shares of our Class C common stock have no voting rights, except as required by law, if we issue Class C common stock in the future, the voting control of our founders may be maintained for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such issuances. In addition, we could issue shares of our Class C common stock to our founders and, in that event, they would be able to sell such shares and achieve liquidity in their holdings without diminishing their voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of Nasdaq. Each share of our Class C common stock will convert automatically into one share of our Class A common stock on the date or time fixed by our board of directors following the Final Conversion Date.
We cannot predict the effect our multi-class structure may have on the trading price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P Composite 1500, which is comprised of S&P 500, S&P MidCap 400 and S&P SmallCap 600. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. In addition, we cannot assure that other stock indices will not adopt similar policies or take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Certain provisions in our Charter and our Bylaws and of Delaware law as well as certain FINRA rules may prevent or delay an acquisition of Robinhood, which could decrease the trading price of our Class A common stock.

Our Charter provides for our multi-class common stock structure, which provides holders of shares of our Class B common stock with the ability, prior to the Final Conversion Date, to significantly influence the outcome of matters requiring stockholder approval, including the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporation transaction, even if they own significantly less than a majority of the shares of our outstanding common stock. See “—The multi-class structure of our common stock will have the effect, prior to the Final Conversion Date, of concentrating voting power with our founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. In addition, future issuances of our Class C common stock, if any, could prolong the duration of our founders’ voting control” for more information.

Our Charter and our Bylaws also contain, and Delaware law contains, provisions that may have the effect of deterring takeovers by making such takeovers more expensive to the bidder and by encouraging prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. Our Charter and our Bylaws include, among others, the following provisions:

•providing that our board of directors is classified into three classes of directors with staggered terms until our third annual meeting of stockholders following the effectiveness of our Charter;
•providing that, for so long as our board of directors is classified, our directors may only be removed from office for cause;
•providing that only our board of directors may fill any vacancies created by the expansion of our board of directors or the resignation, death or removal of a director;
•prohibiting cumulative voting in the election of directors;
•providing that our board of directors may adopt, amend, alter or repeal our Bylaws without obtaining stockholder approval;
•requiring approval of at least a majority of the voting power of the then-outstanding shares of capital stock to adopt, amend, alter or repeal our Bylaws;
•requiring approval of (i) at least a majority of the shares of the then-outstanding voting shares to amend, repeal or adopt any provisions of our Charter and (ii) for so long as any shares of our Class B common stock are outstanding, at least 80% of the outstanding shares of our Class B common stock, voting separately as a class, to amend, repeal or adopt certain provisions of our Charter;
•permitting our board of directors to authorize the issuances of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights and preferences, without obtaining stockholder approval;
•establishing limitations on convening a special meeting of our stockholders;

•requiring our stockholders to comply with advance notice procedures in order to nominate candidates for election as directors or to bring matters before an annual or special meeting of stockholders; and
•only permitting the stockholders to take action at a meeting of our stockholders and not by written consent, except that for so long as any shares of our Class B common stock are outstanding, our Class B stockholders may take action by written consent for any action required or permitted to be taken by our Class B stockholders, voting separately as a class.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporate Law (“DGCL”), which prohibits us from engaging in a business combination, including a merger, with a person who owns 15% or more of our outstanding voting stock (an “interested stockholder”) for a period of three years after the date of the transaction in which such person became an interested stockholder, unless (with certain exceptions) the business combination is approved in a prescribed manner.

We believe these provisions will protect our stockholders, particularly following the Final Conversion Date, from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Robinhood immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Robinhood and our stockholders. Accordingly, if our board of directors determines that a potential acquisition is not in the best interests of Robinhood and our stockholders, but certain stockholders believe that such a transaction would be beneficial to Robinhood and our stockholders, such stockholders may elect to sell their shares in Robinhood and the trading price of our Class A common stock could decrease. These and other provisions of our Charter, our Bylaws and the DGCL could have the effect of delaying or deterring a change in control, which may limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and may also affect the price that some investors are willing to pay for our Class A common stock.

In addition, a third party attempting to acquire us or a substantial position in our Class A common stock may be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a FINRA member firm’s equity and would include a change in control of a parent company. Similarly, the Financial Services and Markets Act of 2000, as amended, generally provides that prior approval from the U.K. Financial Conduct Authority (the “FCA”), which regulates our U.K. authorized broker-dealer subsidiary (which does not currently do business), must be obtained in connection with any transaction resulting in a person or entity holding, directly or indirectly, 10% or more of the equity or voting power of a U.K. authorized person or the parent of a U.K. authorized person. Therefore, for so long as we own a U.K. authorized broker-dealer subsidiary or similar regulated entity, any person wanting to purchase or acquire 10% or more in our Class A common stock will need to first obtain authorization from the FCA to be able to do so. These and any other applicable regulations relating to changes in control of us or our regulated subsidiaries could further have the effect of delaying or deterring a change in control of us.

Our Charter designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action or proceeding arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the DGCL, our Charter or our Bylaws, (iv) any action or proceeding seeking to interpret, apply, enforce or determine the validity of our Charter or our Bylaws, (v) any action or proceeding asserting a claim that is governed by the internal affairs doctrine or (vi) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have subject matter jurisdiction, another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our Charter also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act. Nothing in our Charter precludes stockholders that assert claims under the Exchange Act from bringing such claims in any court, subject to applicable law.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, in December 2018, the Court of Chancery of the State of Delaware determined that a provision stating that federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. Although this decision was reversed by the Delaware Supreme Court in March 2020, courts in other states may still find these provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our results of operations.

General Risk Factors

The obligations associated with being a public company may strain our resources, result in more litigation and divert management’s attention from operating our business.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our personnel, systems and resources. The need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations, financial condition and prospects. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees to assist us in complying with these requirements. Additionally, we expect these rules and regulations to make it expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Furthermore, as a result of disclosure of information in connection with our IPO and in filings required of a public company, our business and financial condition has and will continue to become more visible. Such increased disclosure and visibility could result in adverse changes to our reputation and to the way our customers perceive our brand and overall value, as well as shareholder activism or threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and could adversely affect our business, results of operations and financial condition.

If we fail to maintain effective internal control over financial reporting, as well as required disclosure controls and procedures, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.

The Sarbanes-Oxley Act and related rules of the SEC require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to develop and refine our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq. As a newly public company, we are not required to comply fully with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act and are not required to provide an annual management report on the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K, which we expect to file in February 2023.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of (1) our second Annual Report on Form 10-K or (2) the Annual Report on Form 10-K for the first year we no longer qualify as an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Class A common stock. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition and prospects.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We could continue to be considered an emerging growth company for up to five years, although we would lose that status sooner if our annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period or if the fair value of our common stock held by non-affiliates exceeds $700.0 million (and we have been a public company for at least 12 months and have filed at least one Annual Report on Form 10-K). For the six months ended June 30, 2021, our total revenue was $1.09 billion and, while we cannot predict our future revenue, including whether our revenue in future periods may decrease or increase, we currently expect our status as an emerging growth company to cease as of January 1, 2022 as a result of our annual gross revenues exceeding $1.07 billion for the year ended December 31, 2021.

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

If our estimates, assumptions and/or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. We regularly assess these estimates; however, actual amounts could differ from those estimates. Significant assumptions and estimates used in preparing our consolidated financial statements include revenue recognition, share-based compensation, common stock valuations, convertible notes and warrant liability valuation, loss contingencies and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the value of our Class A common stock.

Our financial results may be negatively impacted by changes in generally accepted accounting principles in the United States.

GAAP are subject to interpretation by the Financial Accounting Standards Board and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

If securities or industry analysts issue an adverse or unfavorable opinion regarding our business or do not publish research or publish unfavorable research about our business, the trading price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts does not initiate coverage over us, ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock or trading volume to decline. Moreover, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model or our stock performance, or if our results of operations fail to meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and the trading price of our Class A common stock could decline.

We may be adversely affected by natural disasters and other catastrophic events, pandemics or epidemics and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events, including health pandemics or epidemics, such as the COVID-19 pandemic, have caused, and may in the future cause, damage or disruption to our operations,

international commerce and the global economy and could have an adverse effect on our business, results of operations and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics or epidemics and other events beyond our control. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake or other catastrophic event such as a fire, power loss or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could have an adverse effect on our future results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From April 1, 2021 through June 30, 2021, we granted RSUs to our directors, officers and employees under our 2020 Plan with respect to an aggregate 51,121,184 shares of our common stock.
The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.
In connection with the IPO, on the IPO Closing Date, 130,155,246 shares of our Class A common stock owned by our founders and their related entities were exchanged for an equivalent number of shares of Class B common stock. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
Use of Proceeds
On the IPO Closing Date, we closed our IPO of 55,000,000 shares of Class A common stock at a public offering price of $38.00 per share. In the IPO, 52,375,000 shares of Class A common stock were sold by us and 2,625,000 shares of Class A common stock were sold by selling stockholders. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257602), which was declared effective by the SEC on July 28, 2021. Our net proceeds from the sale of Class A common stock by us in the IPO were approximately $1.9 billion after deducting the underwriting discounts and commissions of $88 million and estimated offering expenses payable by us of $13.4 million. The representatives of our IPO underwriters were Goldman Sachs & Co. LLC and J.P Morgan Securities LLC.
We used the net proceeds we received in the IPO to repay borrowings made under our revolving lines of credit (which borrowing were utilized to fund tax withholdings due prior to the IPO closing as a result of RSU settlements in connection with the pricing of our IPO). We intend to use the remaining proceeds for working capital, capital expenditures and general corporate purposes, including increasing our hiring efforts to expand our employee base, expanding our customer support operations and satisfying our general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC).
The expected use of net proceeds from this offering represents our intentions based upon our present plans and business conditions. We cannot predict with certainty all of the particular uses for the proceeds of the IPO or the amounts that we will actually spend on the uses set forth above. Accordingly, our management will have broad discretion in the application of the net proceeds we received from the IPO, and investors will be relying on the judgment of our management regarding the application of our net proceeds. While we expect to use the net proceeds for the purposes described above, the timing and amount of our actual expenditures will be based on many factors, including cash flows from operations, the anticipated growth of our business, and the availability and terms of alternative financing sources to fund our growth.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated August 2, 2021 (our “Bylaws”)	8-K	2021-08-02	3.2
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021.	S-1	2021-07-01	4.2
10.1	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of its directors and executive officers (other than Jan Hammer and Scott Sandell)	S-1/A	2021-07-19	10.1
10.2	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of Jan Hammer and Scott Sandell	S-1/A	2021-07-19	10.2
10.3†
Underwriting Agreement, dated July 28, 2021, between Robinhood Markets, Inc., as the issuer, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein
					X
10.4†	Credit Agreement, dated as of April 16, 2021, by and among Robinhood Securities, LLC, the lenders thereto, JPMorgan Chase Bank N.A. as administrative agent, joint bookrunner and joint lead arranger, BMO Harris Bank N.A., as syndication agent, and BMO Capital Markets Corp. as joint bookrunner and joint lead arranger	S-1	2021-07-01	10.14
10.5+	Offer Letter between Robinhood Markets, Inc. and Paula Loop, dated May 14, 2021	S-1	2021-07-01	10.8
10.6+	Offer Letter between Robinhood Markets, Inc. and Jonathan Rubinstein, dated May 14, 2021	S-1	2021-07-01	10.9
10.7+	Offer Letter between Robinhood Markets, Inc. and Robert Zoellick, dated May 14, 2021	S-1	2021-07-01	10.10
10.8	Exchange Agreement, dated July 26, 2021 between Robinhood Markets, Inc. Baiju Bhatt, Vladimir Tenev, and certain of his related entities				X
10.9	Form of Equity Exchange Right Agreement, entered into on July 26, 2021 between Robinhood Markets, Inc. and, separately, (a) Baiju Bhatt and (b) Vladimir Tenev	S-1/A	2021-07-19	10.13
10.10	Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities				X
10.11+	Form of 2019 Market-Based RSU Award, as amended and restated on May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.16

10.12+	Form of 2021 Market-Based RSU Award, dated May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.17
10.13+	Third Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) as approved by the Board on March 10, 2021 and by stockholders on April 2, 2021.	S-1	2021-07-01	10.5
10.14+	Form of RSU Agreement for Non-Employee Directors (including the Notice of Grant) under the 2020 Plan	S-1	2021-07-01	10.18
10.15+	2021 Omnibus Incentive Plan, effective June 27, 2021 (the “2021 Plan”)	S-8	2021-07-29	99.1
10.16+	Form of Restricted Stock Unit Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan				X
10.17+	Form of Fully Vested Stock Award Agreement for Non-Employee Directors (including the Notice of Grant) under the 2021 Plan				X
10.18+	2021 Employee Share Purchase Plan, effective June 27, 2021 (the “ESPP”)	S-8	2021-07-29	99.2
10.19+	Forms of ESPP Subscription Agreement and Notice of Withdrawal				X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
__________________
*    File number is 001-40691 except that the S-1 (and S-1/A) file number is 333-257602 and the S-8 file number is 333-258250.
+ Indicates a management contract or compensatory plan.
† Certain schedules and exhibits have been omitted pursuant to Rule 601(a)(5) of Regulation S-K under the Securities Act. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
‡ The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Robinhood Markets, Inc. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 18, 2021.

Robinhood Markets, Inc.

By:
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)