Form 10-Q
period 2021-09-30
Robinhood Markets, Inc.
filed 2021-10-29
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2021, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 729,550,661 and 130,155,246.
1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding our:
•expectations for headcount growth in our engineering and regulatory and compliance teams;
•expectations regarding legal and regulatory proceedings and investigations;
•our plan to attract new customers by continuing to introduce new products and features and by continuing to invest in marketing efforts through the Robinhood Referral Program (as defined below) and other media outlets, including digital and broad-scale advertising;

•our intent to continue investing in our platform capabilities and regulatory and compliance functions as well as product innovation, educational content, technology and infrastructure, and customer support for long-term growth;

•expectations about the sufficiency of our available cash, available borrowings, and cash from operations to meet our current liquidity needs for the next 12 months; and
•expectations regarding our use of the net proceeds from our initial public offering.
Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this Quarterly Report. Reported results should not be considered an indication of future performance. Factors that contribute to the uncertain nature of our forward-looking statements include, among others:
•our limited operating history;
•the difficulty of managing rapid growth and the risk of declining or negative growth;
•the fluctuations in our financial results and key metrics from quarter to quarter;
•our reliance on transaction-based revenue, including payment for order flow (“PFOF”), and the risk of new regulation or bans on PFOF and similar practices;
•the difficulty of raising additional capital (to satisfy any liquidity needs and support business growth and objectives) on reasonable terms or at all;
•the need to maintain capital levels required by regulators and self-regulatory organizations;
•the risk that we might mishandle the cash, securities, and cryptocurrencies we hold on behalf of customers, and our exposure to liability for operational errors in clearing functions;
•the impact of negative publicity on our brand and reputation;

•the risk that changes in business, economic, or political conditions, or systemic market events, might harm our business;
•our dependence on key employees and a skilled workforce;
•the difficulty of complying with an extensive and complex regulatory environment and the need to adjust our business model in response to new or modified laws and regulations;
•the possibility of adverse developments in pending litigation and regulatory investigations;
•the effects of competition;
•our need to innovate and invest in new products and services in order to attract and retain customers and deepen their engagement with us in order to maintain growth;
•our reliance on third parties to perform certain key functions and the risk that operational or technological failures could impair the availability or stability of our platform;
•the risk of cybersecurity incidents, theft, data breaches, and other online attacks;
•the difficulty of processing customer data in compliance with privacy laws;
•our need as a regulated financial services company to develop and maintain effective compliance and risk management infrastructures;
•the volatility of cryptocurrency prices and trading volumes; and
•the risk that substantial future sales of Class A common shares in the public market could cause the price of our stock to fall.
Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Quarterly Report titled “Risk Factors” and our other filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Quarterly Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Quarterly Report whether as a result of any new information, future events, changed circumstances or otherwise. You should read this Quarterly Report with the understanding that our actual future results, performance, events and circumstances might be materially different from what we expect.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(in thousands, except share and per share data)	2020	2021
Assets
Current assets:
Cash and cash equivalents	$1,402,629	$6,166,705
Cash and securities segregated under federal and other regulations	4,914,660	4,468,298
Receivables from brokers, dealers and clearing organizations	124,501	124,962
Receivables from users, net	3,354,142	6,099,497
Deposits with clearing organizations	225,514	316,221
Other current assets	851,138	1,674,013
Total current assets	10,872,584	18,849,696
Property, software and equipment, net	45,834	114,666
Goodwill	—	95,564
Intangible assets, net	185	35,227
Restricted cash	7,364	23,773
Other non-current assets	62,507	198,442
Total assets	$10,988,474	$19,317,368
Liabilities, mezzanine equity and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$104,649	$237,147
Payables to users	5,897,242	6,811,169
Securities loaned	1,921,118	3,129,650
Other current liabilities	893,036	1,620,452
Total current liabilities	8,816,045	11,798,418
Other non-current liabilities	48,012	134,368
Total liabilities	8,864,057	11,932,786
Commitments and contingencies (Note 16)
Mezzanine equity
Redeemable convertible preferred stock, $0.0001 par value. 414,033,220 shares authorized, 412,742,897 shares issued and outstanding with a liquidation preference of $2,191,086 as of December 31, 2020. No shares authorized, issued, and outstanding as of September 30, 2021.	2,179,739	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value. No shares authorized, issued and outstanding as of December 31, 2020; 210,000,000 shares authorized and no shares issued and outstanding as of September 30, 2021.	—	—
Common stock, $0.0001 par value. 777,354,000 shares authorized, 229,031,546 shares issued and outstanding as of December 31, 2020; no shares authorized, issued, and outstanding as of September 30, 2021.	1	—
Class A common stock, $0.0001 par value. No shares authorized, issued and outstanding as of December 31, 2020; 21,000,000,000 shares authorized, 725,229,836 shares issued and outstanding as of September 30, 2021.	—	73
Class B common stock, par value $0.0001. No shares authorized, issued and outstanding as of December 31, 2020; 700,000,000 shares authorized, 130,155,246 shares issued and outstanding as of September 30, 2021.	—	13
Class C common stock, par value $0.0001. No shares authorized, issued and outstanding as of December 31, 2020; 7,000,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021.	—	—
Additional paid-in capital	134,307	10,837,381
Accumulated other comprehensive income	473	383
Accumulated deficit	(190,103)	(3,453,268)
Total stockholders’ (deficit) equity	(55,322)	7,384,582
Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$10,988,474	$19,317,368
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2021	2020	2021
Revenues:
Transaction-based revenues	$201,807	$266,797	$484,851	$1,138,403
Net interest revenues	50,406	63,405	114,420	193,611
Other revenues	17,317	34,721	42,020	120,416
Total net revenues	269,530	364,923	641,291	1,452,430

Operating expenses:
Brokerage and transaction	31,444	44,031	80,460	122,847
Technology and development	55,491	679,162	133,667	952,367
Operations	40,962	108,337	93,239	275,966
Marketing	39,088	86,893	152,520	283,300
General and administrative	113,494	790,060	186,781	1,038,520
Total operating expenses	280,479	1,708,483	646,667	2,673,000

Change in fair value of convertible notes and warrant liability	—	25,336	—	2,045,657
Other expense (income), net	45	(1,955)	88	(2,104)
Loss before income tax	(10,994)	(1,366,941)	(5,464)	(3,264,123)
Provision for (benefit from) income taxes	(333)	(50,244)	115	(958)
Net loss	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)
Net loss attributable to common stockholders:
Basic	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)
Diluted	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(2.06)	$(0.02)	$(8.85)
Diluted	$(0.05)	$(2.06)	$(0.02)	$(8.85)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	225,997,444	638,168,188	225,299,165	368,518,894
Diluted	225,997,444	638,168,188	225,299,165	368,518,894
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2021	2020	2021
Net loss	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)
Other comprehensive income (loss), net of tax:
Foreign currency translation	194	(142)	20	(90)
Total other comprehensive income (loss), net of tax	194	(142)	20	(90)
Total comprehensive loss	$(10,467)	$(1,316,839)	$(5,559)	$(3,263,255)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2021
Operating activities:
Net loss	$(5,579)	$(3,263,165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,572	15,734
Provision for credit losses	44,339	61,796
Share-based compensation	5,348	1,252,584
Change in fair value of convertible notes and warrant liability	—	2,045,657
Other	2,343	(121)
Changes in operating assets and liabilities:
Segregated securities under federal and other regulations	(4,999)	84,994
Receivables from brokers, dealers and clearing organizations	(62,709)	(461)
Receivables from users, net	(1,662,798)	(2,805,032)
Deposits with clearing organizations	(121,815)	(90,707)
Other current and non-current assets	(539,103)	(957,222)
Accounts payable and accrued expenses	109,398	118,460
Payables to users	2,729,643	913,927
Securities loaned	487,904	1,208,532
Other current and non-current liabilities	541,004	805,883
Net cash (used in) provided by operating activities	1,529,548	(609,141)
Investing activities:
Purchase of property, software and equipment	(17,582)	(46,107)
Capitalization of internally developed software	(5,708)	(12,619)
Acquisitions of a business, net of cash acquired	—	(119,161)
Other	—	(1,588)
Net cash used in investing activities	(23,290)	(179,475)
Financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	2,057,530
Taxes paid related to net share settlement of equity awards	—	(411,772)
Proceeds from issuance of convertible notes and warrants	—	3,551,975
Draws on credit facilities	937,700	1,958,276
Repayments on credit facilities	(937,700)	(1,958,276)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,267,350	—
Proceeds from exercise of stock options, net of repurchases	3,587	11,780
Net cash provided by financing activities	1,270,937	5,209,513
Effect of foreign exchange rate changes on cash and cash equivalents	20	(90)
Net increase in cash, cash equivalents, segregated cash and restricted cash	2,777,215	4,420,807
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	3,069,568	6,189,659
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$5,846,783	$10,610,466
Cash and cash equivalents, end of the period	$2,023,654	$6,166,705
Segregated cash, end of the period	3,815,765	4,418,298
Restricted cash, end of the period	7,364	25,463
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$5,846,783	$10,610,466
Supplemental disclosures:
Cash paid for interest	$2,698	$6,183
Cash paid for income taxes, net of refund received	$2,839	$3,159
Non-cash financing activities:
Unpaid offering costs in connection with initial public offering	$—	$5,150

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	366,266,778	$1,469,708	225,750,368	$1	$105,505	$15	$(192,470)	$(86,949)
Net loss	—	—	—	—	—	—	(10,661)	(10,661)
Shares issued in connection with employee stock options	—	—	865,966	—	3,074	—	—	3,074
Issuance of Series F convertible preferred stock, net of issuance costs	3,360,000	41,987	—	—	—	—	—	—
Issuance of Series G convertible preferred stock, net of issuance costs	43,116,119	668,066	—	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	127	—	—	127
Repurchase of common stock	—	—	(11,196)	—	—	—	—	—
Change in other comprehensive income	—	—	—	—	—	194	—	194
Share-based compensation	—	—	—	—	1,600	—	—	1,600
Balance as of September 30, 2020	412,742,897	$2,179,761	226,605,138	$1	$110,306	$209	$(203,131)	$(92,615)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	412,742,897	$2,179,739	232,609,957	$1	$151,281	$525	$(2,136,571)	$(1,984,764)
Net loss	—	—	—	—	—	—	(1,316,697)	(1,316,697)
Shares issued in connection with employee stock options	—	—	2,238,444	24	5,062	—	—	5,086
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	56,729,194	6	2,052,374	—	—	2,052,380
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	13,759,434	—	(411,772)	—	—	(411,772)
Conversion of preferred stock to common stock	(412,742,897)	(2,179,739)	412,742,897	41	2,179,698	—	—	2,179,739
Conversion of convertible notes to common stock	—	—	137,305,156	14	5,217,583	—	—	5,217,597
Reclassification of warrant liability to stockholders' equity	—	—	—	—	380,036	—	—	380,036
Vesting of replacement awards issued in connection with acquisition	—	—	—	—	639	—	—	639
Vesting of early-exercised stock options	—	—	—	—	108	—	—	108
Change in other comprehensive income	—	—	—	—	—	(142)	—	(142)
Share-based compensation	—	—	—	—	1,262,372	—	—	1,262,372
Balance as of September 30, 2021	—	$—	855,385,082	$86	$10,837,381	$383	$(3,453,268)	$7,384,582
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 for more information.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	321,626,778	$912,411	224,802,545	$1	$99,439	$189	$(196,677)	$(97,048)
Net loss	—	—	—	—	—	—	(5,579)	(5,579)
Shares issued in connection with employee stock options	—	—	1,883,789	—	4,514	—	—	4,514
Issuance of Series F convertible preferred stock, net of issuance costs	48,000,000	599,284	—	—	—	—	—	—
Issuance of Series G convertible preferred stock, net of issuance costs	43,116,119	668,066	—	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	439	—	—	439
Repurchase of common stock	—	—	(81,196)	—	—	—	(875)	(875)
Change in other comprehensive income	—	—	—	—	—	20	—	20
Share-based compensation	—	—	—	—	5,914	—	—	5,914
Balance as of September 30, 2020	412,742,897	$2,179,761	226,605,138	$1	$110,306	$209	$(203,131)	$(92,615)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	412,742,897	$2,179,739	229,031,546	$1	$134,307	$473	$(190,103)	$(55,322)
Net loss	—	—	—	—	—	—	(3,263,165)	(3,263,165)
Shares issued in connection with employee stock options	—	—	5,819,965	24	11,641	—	—	11,665
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	56,729,194	6	2,052,374	—	—	2,052,380
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	13,759,434	—	(411,772)	—	—	(411,772)
Conversion of preferred stock to common stock	(412,742,897)	(2,179,739)	412,742,897	41	2,179,698	—	—	2,179,739
Conversion of convertible notes to common stock	—	—	137,305,156	14	5,217,583	—	—	5,217,597
Reclassification of warrant liability to stockholders' equity	—	—	—	—	380,036	—	—	380,036
Vesting of replacement awards issued in connection with acquisition	—	—	—	—	639	—	—	639
Vesting of early-exercised stock options	—	—	—	—	281	—	—	281
Repurchases of common stock	—	—	(3,110)	—	—	—	—	—
Change in other comprehensive income	—	—	—	—	—	(90)	—	(90)
Share-based compensation	—	—	—	—	1,272,594	—	—	1,272,594
Balance as of September 30, 2021	—	$—	855,385,082	$86	$10,837,381	$383	$(3,453,268)	$7,384,582
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 for more information.

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
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. Acting as agent, we facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities, including those that collateralize margin loans, and cryptocurrencies transacted on our platform and, as a result, any such securities or cryptocurrencies owned by users are not presented in our unaudited condensed consolidated balance sheets. We do not allow users to purchase cryptocurrency on margin. We hold cryptocurrency in custody for our users’ accounts in one or more omnibus cryptocurrency wallets.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus referred to as “COVID-19” to be a global pandemic. In response to the pandemic, we have enabled nearly all of our employees, some permanently, to work remotely and have restricted business travel. As vaccination rates among the population have increased, in the fourth quarter of 2021 we started to allow some employees to voluntarily return to work in our corporate offices but the timing of any full return for those employees who are not permanently remote has not been determined and will be impacted by developments related to the pandemic. Since the onset of the COVID-19 pandemic, we have seen substantial growth in our user base, retention, engagement and trading activity metrics, as well as continued gains and periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that has encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform. However, the circumstances that have accelerated the growth of our user base in recent periods, particularly in the first half of 2021, might not continue in the future. For example, our Net Cumulative Funded Accounts declined slightly in the current quarter compared to the prior quarter in the same year. At the same time, the COVID-19 pandemic has resulted, in part, in inefficiencies or delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce is largely working remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition, and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to reintegrate our workforce or the ability of our workforce to adapt to the long-term distributed workforce model we have adopted (with some employees part- or full-

time remote, and others not), the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict.

Initial Public Offering
On August 2, 2021, we closed our initial public offering ("IPO") of 55.0 million shares of Class A common stock, including 2.6 million shares sold by selling shareholders, at a public offering price of $38.00 per share. On August 31, 2021, we sold an additional 4.4 million shares of Class A common stock pursuant to the option granted to the underwriters to purchase additional shares. The total net proceeds we received in the IPO were approximately $2.05 billion after deducting underwriting discounts and commissions of $90.8 million and offering expenses of $12.6 million. In connection with the completion of the IPO: 1) the Company filed its Amended and Restated Certificate of Incorporation (the “Charter”), which authorizes a total of 21.0 billion shares of Class A common stock, 700.0 million shares of Class B common stock, 7.0 billion shares of Class C common stock, and 210.0 million shares of preferred stock, 2) all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 412.7 million shares of our common stock, 3) all 233.3 million previously outstanding shares of the Company’s common stock, along with the 412.7 million shares of common stock mentioned above, were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock (the “Reclassification”), 4) a total of 130.2 million shares of Class A common stock held by our founders and their related entities were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements, 5) all of our outstanding convertible notes automatically converted into 137.3 million shares of Class A common stock and 6) all warrants became exercisable at a strike price of $26.60 per share for an aggregate of 14.3 million shares of Class A common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of September 30, 2021. Refer to Note 13 for additional information about the terms of our various classes of common stock.
Additionally, upon our IPO, we recognized $1.01 billion of share-based compensation expense related to restricted stock units (“RSUs”) for which the time-based vesting condition was satisfied or partially satisfied as the performance condition, a liquidity event, was satisfied. Upon the IPO, 24.6 million RSUs vested and 10.8 million shares of Class A common stock were withheld to meet the related tax withholding requirements.
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

Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to the determination of allowances for credit losses, the capitalization and estimated useful life of internally developed software, contingent liabilities, useful lives of property and equipment, the incremental borrowing rate used to determine the present value of lease payments, the valuation and recognition of share-based compensation, the valuation of the convertible notes and warrant liability, the valuation and estimated useful lives of acquired intangible assets, uncertain tax positions, accrued liabilities, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ from these estimates and could have a material adverse effect on our unaudited condensed consolidated financial statements.
Concentration of Credit Risk
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Market maker:
Citadel Securities, LLC	33%	23%	34%	21%
Tai Mo Shan Limited(1)	1%	8%	2%	17%
Entities affiliated with Susquehanna International Group, LLP(2)	18%	13%	20%	11%
Entities affiliated with Wolverine Holdings, L.P.(3)	10%	13%	10%	10%
All others individually less than 10%	13%	16%	9%	19%
Total as percentage of total revenue:	75%	73%	75%	78%
________________
(1)Member of Jump Trading Group
(2)Consists of Global Execution Brokers, LP and G1X Execution Services, LLC
(3)Consists of Wolverine Execution Services, LLC and Wolverine Securities LLC

We are engaged in various trading and brokerage activities in which the counterparties primarily include broker-dealers, banks, and other financial institutions. In the event our counterparties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. Default of a counterparty in equities and options trades, which are facilitated through clearinghouses, would generally be spread among the clearinghouse's members rather than falling entirely on us. It is our policy to review, as necessary, the credit standing of each counterparty.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS
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
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share, Debt—Modifications and Extinguishments, Compensation—Stock Compensation, and Derivatives and Hedging—Contracts in Entity’s Own Equity. The guidance clarifies modifications or exchanges of freestanding equity-classified written call options (e.g. warrants). The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance effective July 1, 2021. The adoption of the guidance did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no new accounting standards that we have not adopted that are material to us as of September 30, 2021.
NOTE 3: BUSINESS COMBINATIONS
On August 13, 2021, we acquired all outstanding stock of A Say Inc. and its subsidiaries ("Say Technologies"). Subsequently, we caused A Say Inc. to merge with each of its three subsidiaries and converted it into a limited liability company under the name Say Technologies LLC, which remains a wholly-owned subsidiary of RHM. New York-based Say Technologies, founded in 2017, is an investor communications and shareholder engagement platform. The acquisition of Say Technologies will allow us to empower retail investors to access their full ownership rights by facilitating proxy and issuer materials delivery and making shareholder voting on corporate matters easier.
The acquisition date fair value of the consideration transferred for Say Technologies was $132.8 million, which consisted of the following:

(in thousands)	Fair Value
Cash	$132,168
Share-based compensation awards attributable to pre-combination services	639
Total consideration	$132,807
We entered into holdback agreements with certain employees of Say Technologies for $11.1 million in cash payments, which are contingent upon the continuous service of the employees and treated as post-combination compensation expense over the required service period of three years. For employees of Say Technologies with unvested Say Technologies equity awards, we issued replacement awards under our 2021 Plan (as defined below in Note 13) with an estimated fair value of $6.3 million. Of this amount, $0.6 million was allocated to the consideration transferred and $5.7 million was allocated to post-combination services and will be expensed as compensation expense over the remaining service periods on a straight-line basis. In addition, we paid $1.9 million to cash-settle certain unvested Say Technologies equity awards, which was treated as post-combination compensation expense and recognized immediately as share-based compensation in our unaudited condensed consolidated statement of operations.
Transaction costs associated with the acquisition, which included legal, due diligence, and other professional fees, were not material.
The purchase price allocation is based on a preliminary valuation and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available, including certain tax matters, during the measurement period (up to one year from the acquisition date). The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Fair Value
Cash and cash equivalents	$15,412
Accounts receivable	1,704
Goodwill	93,094
Intangible assets	34,600
Other current assets	192
Accounts payable, accrued expenses and other current liabilities	(9,354)
Deferred tax liability	(2,841)
Net assets acquired	$132,807
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Say Technologies and anticipated operational synergies. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands, except years)	Fair Value	Useful Life
Developed technology	$22,000	3
Customer relationships	12,000	10
Trade names	600	3
Total	$34,600
The overall weighted average useful life of the identified amortizable intangible assets acquired is five years. The estimated fair value of the intangible assets acquired approximate the amounts a market participant would pay for these intangible assets as of August 13, 2021. We used the replacement cost method to estimate the fair value of developed technology and the relief from royalty method to estimate the fair value of trade names. A multi-period excess earnings method was used to estimate the fair value of customer relationships.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value.

Results of operations of Say Technologies were included in our results since the date of acquisition and were not material for the period ended September 30, 2021. Pro forma results of operations for Say Technologies have not been presented as the effect of this acquisition was not material.
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in thousands)	Carrying Amount
As of December 31, 2020	$—
Additions due to business combinations	95,564
As of September 30, 2021	$95,564
Substantially all of the additions related to the Say Technologies acquisition as disclosed in Note 3 and the remainder related to an immaterial business acquisition. There was no impairment of goodwill during the three and nine months ended September 30, 2021.
Intangible Assets
The components of intangible assets, net as of September 30, 2021 were as follows:

(in thousands, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$22,000	$(964)	$21,036	3
Customer relationships	12,000	(158)	11,842	10
Trade names	600	(26)	574	3
Domain names	163	(40)	123	12
Indefinite-lived intangible assets	1,652	—	1,652	N/A
Total	$36,415	$(1,188)	$35,227
As of September 30, 2021, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in thousands)	Intangible Assets
Remainder of 2021	$2,210
2022	8,768
2023	8,768
2024	5,890
2025	1,199
Thereafter	6,740
Total	$33,575
Amortization expense of intangible assets was not material for three and nine months ended September 30, 2020.

There was no impairment of intangible assets during the three and nine months ended September 30, 2020 and 2021.
NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2021	2020	2021
Transaction-based revenues:
Options	$126,769	$163,750	$297,677	$526,214
Cryptocurrencies	5,282	50,723	14,840	371,413
Equities	68,818	50,459	171,013	235,772
Other	938	1,865	1,321	5,004
Total transaction-based revenues	201,807	266,797	484,851	1,138,403

Net interest revenues:
Securities lending	27,891	33,495	63,029	108,569
Margin interest	21,288	34,238	40,075	93,199
Interest on segregated cash and securities	1,359	1,071	11,991	3,112
Other interest revenue	743	853	3,259	3,050
Interest expenses related to credit facilities	(875)	(6,252)	(3,934)	(14,319)
Total net interest revenues	50,406	63,405	114,420	193,611

Other revenues	17,317	34,721	42,020	120,416

Total net revenues	$269,530	$364,923	$641,291	$1,452,430
Contract Balances
Contract receivables are recognized when we have an unconditional right to invoice and receive payment under a contract with a customer and are derecognized when cash is received. Transaction-based revenue receivables due from market makers are reported in receivables from brokers, dealers and clearing organizations while other revenue receivables due from our relationship with a third-party investor communications company are reported in other current assets on the unaudited condensed consolidated balance sheets.
The table below sets forth contract receivables balances for the period indicated:

(in thousands)	Contract Receivables
Beginning of period, January 1, 2021	$111,871
End of period, September 30, 2021	115,298
Increase in contract receivables during the period	$3,427

The difference between the opening and ending balance of our contract receivables primarily results from the growth of our business over the period and timing differences between our performance and counterparties’ payments.
Contract liabilities consist of unearned subscription revenue which are recognized when users remit contractual cash payments in advance of the time we satisfy our performance obligations under the contract and are recorded as other current liabilities on the unaudited condensed consolidated balance sheets.
The table below sets forth contract liabilities balances for the period indicated:

(in thousands)	Contract Liabilities
Beginning of period, January 1, 2021	$2,060
End of period, September 30, 2021	3,298
Increase in contract liabilities during the period	$1,238
We recognized all revenue from amounts included in the opening contract liability balances in the nine months ended September 30, 2021. The difference between the opening and ending balance of our contract liability balances primarily results from the increase in subscription users and the timing difference between our performance and payments from the users.
NOTE 6: ALLOWANCE FOR CREDIT LOSSES
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2021	2020	2021
Beginning balance	$41,055	$35,253	$17,122	$34,092
Provision for credit losses	20,406	25,051	44,339	61,796
Write-offs	(552)	(22,552)	$(552)	$(58,136)
Ending balance	$60,909	$37,752	$60,909	$37,752
During the three and nine months ended September 30, 2020, the provision for credit losses related to unsecured balances of receivables from users was $20.1 million and $43.4 million while the remaining $0.3 million and $0.9 million was related to other receivables. During the three and nine months ended September 30, 2021, the provision for credit losses related to unsecured receivables from users was $24.7 million and $59.6 million while the remaining $0.3 million and $2.2 million was related to other receivables. As of September 30, 2020 and 2021, the ending allowance for credit losses related to unsecured balances of receivables from users was $60.5 million and $35.0 million while the remaining $0.4 million and $2.8 million were related to other receivables.
During the fourth quarter of the year ended December 31, 2020, we implemented our policy to write-off unsecured balances when the balance becomes outstanding for over 180 days or when we otherwise deem the balance to be uncollectible. Previously, we did not have sufficient historical information to provide a reasonable basis upon which to write off balances.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,026,034	$—	$—	$1,026,034
Cash and securities segregated under federal and other regulations:
U.S. Treasury securities	134,994	—	—	134,994
Other current assets:
Equity securities - user-held fractional shares	802,483	—	—	802,483
Equity securities - securities owned	3,222	—	—	3,222
Total financial assets	$1,966,733	$—	$—	$1,966,733

Liabilities
Accounts payable and accrued expenses:
Equity securities - referral program liability	$695	$—	$—	$695
Other current liabilities:
Equity securities - repurchase obligations	802,483	—	—	802,483
Total financial liabilities	$803,178	$—	$—	$803,178

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$4,006,138	$—	$—	$4,006,138
Cash and securities segregated under federal and other regulations:
U.S. Treasury securities	50,000	—	—	50,000
Other current assets:
Equity securities - user-held fractional shares	1,530,971	—	—	1,530,971
Equity securities - securities owned	22,769	—	—	22,769
Total financial assets	$5,609,878	$—	$—	$5,609,878

Liabilities
Accounts payable and accrued expenses:
Equity securities - referral program liability	$46	$—	$—	$46
Other current liabilities:
Equity securities - repurchase obligations	1,530,971	—	—	1,530,971
Total financial liabilities	$1,531,017	$—	$—	$1,531,017
We measure our cash equivalents, securities segregated under federal and other regulations, equity securities owned by us for the promotional stock referral and fractional shares programs, and user-held fractional shares at fair value. Repurchase obligations in connection with our fractional shares program and equity securities that were awarded to our users as a part of our promotional stock referral program but had not been claimed as of December 31, 2020 and September 30, 2021 are also measured at fair value. We have evaluated the estimated fair value of financial instruments using available market information such as quoted market prices for the same instrument in active markets. Such instruments are classified within Level 1 of the fair value hierarchy.
During the nine months ended September 30, 2021, we did not have any transfers in or out of Level 3 assets or liabilities.
Convertible Notes and Warrant Liability
In February 2021, we issued two tranches of convertible notes (the “convertible notes”) and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (the “warrant liability”) - see Note 12 for more information. We have elected the fair value option for both tranches of the convertible notes as we believe it best reflects their underlying economics. Under the fair value option, the convertible notes are initially measured at their issuance date estimated fair value and subsequently remeasured at their estimated fair value at the end of each reporting period. Upon the closing of the IPO, all of our outstanding convertible notes and warrants were reclassified from liability to equity. See Note 12 for more information.
For the three and nine months ended September 30, 2021, we recorded expense due to changes in fair value of $27.8 million and $1,918.6 million for the convertible notes in our unaudited condensed consolidated statements of operations, none of which is attributable to the change in the instrument-specific credit risk. We have elected to present the component related to accrued interest in the change in fair value of convertible notes and warrant liability.

For the three and nine months ended September 30, 2021, due to changes in fair value, we recorded income of $2.5 million and expense of $127.1 million for the warrant liability in our unaudited condensed consolidated statements of operations.
The following table sets forth a summary of the changes in the estimated fair value of our convertible notes and warrant liability:

(in thousands)	Convertible notes	Warrant liability
Beginning of period, January 1, 2021	$—	$—
Issued during the period	3,299,031	252,944
Change in fair value	1,918,565	127,092
Reclassifications to equity	(5,217,596)	(380,036)
End of period, September 30, 2021	$—	$—
NOTE 8: INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2020	2021	2020	2021
Loss before income taxes	$(10,994)	$(1,366,941)	$(5,464)	$(3,264,123)
Provision (benefit from) for income taxes	(333)	(50,244)	115	(958)
Effective Tax Rate	3.0%	3.7%	(2.1)%	—%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three months ended September 30, 2020, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by our current state taxes payable. For the three months ended September 30, 2021, the ETR differs from the U.S. federal statutory rate primarily due to the recognition of tax benefits from share-based compensation upon the IPO offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets.
For the nine months ended September 30, 2020, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by our current state taxes payable. For the nine months ended September 30, 2021, the ETR differs from the U.S. federal statutory rate primarily due to the partial release of our valuation allowance resulting from the recognition of net deferred tax liabilities with the Say Technologies acquisition, and the change in valuation allowance on our remaining U.S. federal and state deferred tax assets partially offset by our current state taxes payable. The acquired net deferred tax liabilities primarily consisted of the allocation of the purchase consideration to non-deductible identifiable intangible assets related to developed technology, customer relationship and trade names.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the nine months ended September 30, 2021, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
NOTE 9: PROPERTY, SOFTWARE AND EQUIPMENT, NET
Property, software and equipment are presented net of accumulated depreciation and amortization and summarized as follows:

	December 31,	September 30,
(in thousands)	2020	2021
Tenant improvements	$18,945	$53,395
Internally developed software	16,992	25,397
Computer equipment	9,203	22,003
Furniture and fixtures	8,024	17,965
Construction in progress	9,756	27,413
Total	62,920	146,173
Less: accumulated depreciation and amortization	(17,086)	(31,507)
Property, software and equipment, net	$45,834	$114,666
Depreciation expense of property and equipment was $1.6 million and $3.7 million for the three and nine months ended September 30, 2020, and $4.1 million and $9.9 million for the three and nine months ended September 30, 2021.
Amortization expense of internally developed software was $1.1 million and $2.9 million for the three and nine months ended September 30, 2020 and $1.8 million and $4.7 million for the three and nine months ended September 30, 2021.
NOTE 10: OFFSETTING ASSETS AND LIABILITIES
Certain financial instruments are eligible for offset on our unaudited condensed consolidated balance sheets under GAAP. Our securities borrowing and lending agreements are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Our policy is to recognize amounts subject to master netting arrangements on a gross basis on the unaudited condensed consolidated balance sheets. Substantially all securities borrowing and lending agreements have an open contractual term and may be terminated upon notice by either party. One of these agreements has a contractual term of 30 days with a daily minimum commitment of $25 million.

Our assets and liabilities subject to master netting arrangements are as follows:

	December 31,	September 30,
(in thousands)	2020	2021
Assets	Securities borrowed
Gross amount of securities borrowed	$372	$879
Gross amount offset on the unaudited condensed consolidated balance sheets	—	—
Amounts of assets presented on the unaudited condensed consolidated balance sheets(1)	372	879
Gross amount of securities borrowed not offset on the unaudited condensed consolidated balance sheets:
Securities borrowed	372	879
Security collateral received	(361)	(816)
Net amount	$11	$63

Liabilities	Securities loaned
Gross amount of securities loaned	$1,921,118	$3,129,650
Gross amount of securities loaned offset on the unaudited condensed consolidated balance sheets	—	—
Amounts of liabilities presented on the unaudited condensed consolidated balance sheets	1,921,118	3,129,650
Gross amount of securities loaned not offset on the unaudited condensed consolidated balance sheets:
Securities loaned	1,921,118	3,129,650
Security collateral pledged	(1,787,819)	(3,017,536)
Net amount	$133,299	$112,114
________________
(1)Securities borrowed are included in receivables from brokers, dealers and clearing organizations on the unaudited condensed consolidated balance sheets.
We also obtain securities under margin agreements on terms which permit us to pledge and/or transfer securities to others. As of December 31, 2020 and September 30, 2021, we were permitted to re-pledge securities with a fair value of $4.63 billion and $8.46 billion under the margin agreements and $0.4 million and $0.8 million under the securities lending agreements. As of September 30, 2021, we re-pledged $235.2 million of the permitted amount with clearing organizations to meet deposit requirements. Gross obligations for securities loaned transactions are pledged entirely with collateral in the form of equity and have an open contractual maturity.
NOTE 11: OTHER CURRENT ASSETS
Other current assets primarily includes user-held fractional shares for our fractional shares program and prepaid expenses, and to a lesser extent securities owned by us for the promotional stock referral and fractional shares program and other receivables. We classify prepayments made under contracts as prepaid expenses and expense them over the contract terms. Prepaid expenses primarily include prepayments on cloud infrastructure and other software services and prepayments on insurance.

The following table presents the detail of other current assets:

	December 31,	September 30,
(in thousands)	2020	2021
User-held fractional shares	$802,483	$1,530,971
Prepaid expenses	28,629	98,303
Securities owned	3,222	22,769
Restricted cash	—	1,690
Other	16,804	20,280
Total other current assets	$851,138	$1,674,013
NOTE 12: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
In September 2019, we entered into a $400.0 million committed and secured line of credit with a maturity date of September 25, 2020 (the “September 2019 Credit Facility”). In June 2020, we amended the September 2019 Credit Facility and increased the aggregate committed and secured revolving line of credit amount to $550.0 million with a maturity date of June 5, 2021. This line of credit was primarily collateralized by users’ securities held as collateral for users’ margin loans. Interest for this line of credit was determined at the time a loan was initiated and the applicable interest rate under this line of credit was calculated as a per annum rate equal to 1.25% plus the federal funds rate at the applicable time. There were no outstanding borrowings under the September 2019 Credit Facility at December 31, 2020. We were obligated to pay a commitment fee calculated as a per annum rate equal to 0.35% on any unused amount of the credit facility quarterly in arrears. The September 2019 Credit Facility was terminated in April 2021.
In October 2019, we entered into a $200.0 million committed and unsecured revolving line of credit with a syndicate of banks maturing in October 2023 (the “October 2019 Credit Facility”). In October 2020, we amended the October 2019 Credit Facility and, among other things, increased the aggregate committed and unsecured revolving line of credit amount to $600.0 million with a maturity date of October 29, 2024. In April 2021, we further increased the aggregate credit amount available under the October 2019 Credit Facility to $625.0 million. Loans under the October 2019 Credit Facility bear interest, at our option, at a per annum rate of either (a) the Eurodollar Rate plus 1.00% or (b) the Alternative Base Rate. The Eurodollar Rate is equal to the Eurodollar Base Rate, which is derived from London Interbank Offered Rate (“LIBOR”), multiplied by the Statutory Reserve Rate at the applicable time. The Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Eurodollar Rate at such time for a one month interest period plus 1.00%. If LIBOR is unavailable or if we and the administrative agent elect, the Eurodollar Rate will be replaced by a rate calculated with reference to the Secured Overnight Financing Rate as set forth in the October 2019 Credit Facility agreement or an alternate benchmark rate selected by us and the administrative agent. There were no outstanding borrowings under the October 2019 Credit Facility at December 31, 2020 and September 30, 2021. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility quarterly in arrears.
In April 2021, we entered into a $2.18 billion committed and secured revolving line of credit, subject to certain borrowing base limitations, with a maturity date of April 15, 2022 (the “April 2021 Credit Facility”). Borrowings from the April 2021 Credit Facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof. Tranche A loans are secured by users’ securities and are used primarily to finance margin loans. Tranche B loans are secured by the right to the return from National Securities Clearing Corporation (“NSCC”) of NSCC Margin Deposits and cash and property in a designated collateral account and used for the purpose of satisfying NSCC Deposit Requirements. Tranche C loans are secured by the right to the return of eligible funds from any reserve account of the Borrower and cash and property in a designated collateral account and used for the purpose of satisfying reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Interest for this line of credit is determined at the time a loan is initiated and the applicable interest rate is calculated as a per annum rate equal to 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans, plus the Short-Term Funding Rate at the applicable time. The Short-Term Funding Rate is equal to the greatest of (i) the Eurodollar Rate for a one month interest period on such day, which equals to the Eurodollar Base Rate that is derived from LIBOR, multiplied by the Statutory Reserve Rate at the applicable time, (ii) the Federal Funds Effective Rate and (iii) the Overnight Bank Funding Rate in effect on such day. There were no outstanding borrowings under the April 2021 Credit Facility at September 30, 2021. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.50% on any unused amount of the April 2021 Credit Facility quarterly in arrears.
All of the agreements for the September 2019 Credit Facility, October 2019 Credit Facility and April 2021 Credit Facility contain customary covenants restricting our ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants under these facilities as of December 31, 2020 and September 30, 2021, as applicable.
Convertible Notes and Warrant Liability
Convertible Notes
In February 2021, we issued two tranches of convertible notes, consisting of $2.53 billion aggregate principal amount of Tranche I convertible notes and $1.02 billion aggregate principal amount of Tranche II convertible notes. Interest on the convertible notes accrued at 6% per annum, compounding semi-annually in arrears, and was payable in kind. The convertible notes did not have a maturity date.
In the event of a public offering of our common stock to the public in an IPO on a nationally-recognized exchange in the United States, resulting in at least $500 million of gross proceeds to us (a “Qualifying IPO”) before the 12 month anniversary of the convertible notes issuance date, the convertible notes were to automatically convert into shares of our Class A common stock at a conversion price equal to the lower of (i) 70% of the cash price per share paid by investors in the Qualifying IPO and (ii) $38.29 (in the case of the Tranche I convertible notes) or $42.12 (in the case of the Tranche II convertible notes).
As our IPO was a Qualifying IPO, upon completion, the aggregate outstanding principal and accrued interest of the convertible notes converted into 137.3 million shares of Class A common stock at a conversion price of $26.60 per share.
Warrant Liability
We granted to each purchaser of the Tranche I convertible notes a warrant, equal to 15% of the aggregate proceeds invested by such purchaser, to purchase a variable number of equity securities. In aggregate, the maximum purchase amount of all warrants is $379.8 million with a strike price that was to equal the lower of (i) 70% of the price per share in the Qualifying IPO and (ii) $38.29.

As our IPO was a Qualified IPO, upon completion, the warrants became exercisable for 14.3 million shares of Class A common stock at a strike price of $26.60. As a result, the warrant liability was reclassified to additional paid-in capital, as the warrants are now exercisable for a fixed number of shares. As of September 30, 2021, the warrants have not been exercised.

Off-Balance Sheet Risk
In the normal course of business, we engage in activities involving settlement and financing of securities transactions. User securities transactions are recorded on a settlement date basis, which is generally two business days after the trade date for equities and one business day after the trade date for options. These activities may expose us to off-balance sheet risk in the event that the other party to the transaction is unable to fulfill its contractual obligations. In such events, we may be required to purchase financial instruments at prevailing market prices in order to fulfill our obligations.
NOTE 13: MEZZANINE EQUITY, COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
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
In February 2021, we authorized 244.3 million shares of Series G-1 redeemable convertible preferred stock in connection with our convertible notes. No shares of Series G-1 were issued or outstanding immediately prior to our IPO.
Immediately prior to our IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our Class A common stock on a one-to-one basis and their carrying value of $2.18 billion was reclassified into stockholders' equity. As such, there were no shares of redeemable convertible preferred stock authorized or issued and outstanding as of September 30, 2021.
Preferred Stock
Pursuant to our Charter, our Board of Directors may issue shares of our preferred stock in one or more series and, subject to the applicable law of the State of Delaware, our Board of Directors may set the powers, rights, preferences, qualifications, limitations and restrictions of such preferred stock.
Our Board of Directors has the power to issue our preferred stock with voting, conversion and exchange rights that could negatively affect the voting power or other rights of our common stockholders, and our Board of Directors could take that action without stockholder approval. The issuance of our preferred stock could delay or prevent a change in control of Robinhood. As of September 30, 2021, no terms of the preferred stock have been designated, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.

Common Stock
Voting Rights
We have three classes of common stock: Class A, Class B, and Class C. Holders of our Class A common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, holders of our Class B common stock are entitled to 10 votes per share on all matters to be voted upon by our stockholders and, except as otherwise required by applicable law, holders of our Class C common stock are not entitled to vote on any matter to be voted upon by our stockholders. The holders of our Class A common stock and Class B common stock vote together as a single class, unless otherwise required by our Charter or applicable law.
Conversion of Class B Common Stock
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. All Class B common stock will automatically convert (as a class) into Class A common stock upon the earliest of (i) the date and time specified by the affirmative vote of the holders of at least 80% of the then-outstanding shares of Class B common stock, voting separately as a class, (ii) the date fixed by our Board of Directors that is no less than 61 days and no more than 180 days following the date on which the number of then-outstanding shares of Class B common stock represents less than 5% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date fixed by our Board of Directors that is no less than 61 days and no more than 180 days following the date that (A) each founder is no longer providing services to our Company as an officer, employee or consultant and (B) each founder is not a director of our Company as a result of a voluntary resignation by such founder from our Board of Directors or as a result of a written request or agreement by such founder not to be renominated as a director of our Company at an annual or special meeting of stockholders, (iv) nine months after the death or total disability of both founders (subject to a delay of up to 18 months as may be approved by a majority of our independent directors) or (v) August 2, 2036, the date that is 15 years from the completion of our IPO (the “Final Conversion Date”).
Shares of Class B common stock will also automatically convert into shares of Class A common stock upon sale or transfer except for certain permitted transfers described in our Charter. In addition, each share of Class B common stock held by a stockholder who is a natural person, or held by permitted transferees or permitted entities of such natural person (each as described in our Charter) will automatically convert into shares of Class A common stock nine months following the death or total disability of such natural person (subject to a delay of up to 18 months as may be approved by a majority of our independent directors). Notwithstanding the foregoing, in the event such natural person is a founder, to the extent (i) a person designated by such founder and approved by a majority of the independent directors then in office or (ii) the other founder, in each case, has or shares voting control over the shares of Class B common stock held by the deceased or disabled founder, such shares will be treated as being held of record by such person or other founder and will not convert into shares of Class A common stock as a result of such founder’s death or total disability.

Conversion of Class C Common Stock
Upon the conversion or exchange of all outstanding shares of our Class B common stock into shares of Class A common stock, each outstanding share of Class C common stock will convert automatically into one share of Class A common stock on the date or time fixed by our Board of Directors.
Dividend Rights
Subject to the rights of any holders of our preferred stock, the holders of our common stock will be entitled to receive ratable dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends.

Right to Receive Liquidation Distributions
If we liquidate, dissolve or wind up, after all liabilities and, if applicable, the holders of each series of our preferred stock have been paid in full, the holders of our common stock will be entitled to share ratably in all remaining assets.
No Preemptive or Similar Rights
Our common stock has no preemptive or conversion rights or other subscription rights. No redemption or sinking fund provisions are applicable to our common stock. The rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.
Warrants
As of September 30, 2021, warrants outstanding consist of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031. The warrants can be settled in cash or in net shares at the holder’s option. In the event of a cash settlement, the number of equity securities the holder will receive is equal to their maximum purchase amount divided by the strike price. In aggregate, the maximum purchase amount of all warrants is $379.8 million. As of September 30, 2021, the warrants have not been exercised and are included as a component of additional paid in capital on the unaudited condensed consolidated balance sheets.
Equity Incentive Plans
Amended and Restated 2013 Stock Plan and 2020 Equity Incentive Plan
Our Amended and Restated 2013 Stock Plan, as amended (the “2013 Plan”), and our 2020 Equity Incentive Plan, as amended (the “2020 Plan”), provided for share-based awards to eligible participants, granted as incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock units ("RSUs"), stock appreciation rights (“SARs”) or restricted stock awards (“RSAs”). Options could be granted with an exercise price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to ten years from the date of grant. RSUs granted generally vest quarterly on a straight-line basis and expire seven years from the date of grant. Our 2013 Plan was terminated in connection with adoption of our 2020 Plan, and our 2020 Plan was terminated in connection with the adoption of our 2021 Plan (defined below) but any awards outstanding under our 2013 Plan and 2020 Plan remain in effect in accordance with their terms. Any shares that were or otherwise would become available for grant under the 2013 Plan or 2020 Plan will be available for grant under the 2021 Plan. No new awards may be granted under our 2013 Plan or 2020 Plan.
2021 Omnibus Incentive Plan
In June 2021, our Board of Directors and our stockholders approved and adopted our 2021 Omnibus Incentive Plan (the “2021 Plan”). Our 2021 Plan became effective on July 27, 2021, immediately prior to the effective date of the Final Prospectus. Our 2021 Plan provides for the grant of share-based awards (such as options, including ISOs and NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards.
The aggregate number of shares available for grant under the 2021 Plan was equal to approximately 14% of the number of shares of our common stock (of all classes) outstanding immediately upon the closing of the IPO. Thereafter, any shares subject to awards under the 2013 Plan, the 2020 Plan, or the 2021 Plan that expire or terminate or are forfeited to or repurchased by the Company will again become available under the 2021 Plan. In addition, the number of shares available under the 2021 Plan will automatically increase on the first day of each calendar year beginning on January 1, 2022 and ending with (and including) January 1, 2031. Such annual increase will be equal to the lesser of (i) 5% of the outstanding shares of all classes of our common stock on the last day of the immediately preceding calendar year and (ii) such number of shares determined by the Board of Directors.
As of September 30, 2021, an aggregate of 316.7 million shares have been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 62.9 million shares have been issued under the plans, 127.9 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 125.9 million shares remained available for new grants under the 2021 Plan.
Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in thousands)
Balance at December 31, 2020	21,543,828	$2.19	6.52	$304,590
Granted during the period	—	—
Exercised during the period	(5,819,965)	2.02
Cancelled and forfeited during the period	(276,657)	4.51
Balance at September 30, 2021	15,447,206	$2.21	5.66	$615,827
Options vested and expected to vest at September 30, 2021	15,447,206	$2.21	5.66	$615,827
Options exercisable at September 30, 2021	14,040,377	$1.79	5.49	$565,754
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition, and prior to our IPO, a performance-based condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the nine months ended September 30, 2021:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2020	47,711,649	$10.84
Granted	28,635,488	40.76
Vested	(23,261,472)	17.94
Forfeited	(2,442,812)	24.37
Unvested at September 30, 2021	50,642,853	$32.20
The fair value as of the respective vesting dates of Time-Based RSUs that vested during the three and nine months ended September 30, 2021 was $898.8 million. No Time-Based RSUs vested during 2020.
Market-Based RSUs
We granted 27.7 million market-based RSUs to our co-founders, Mr. Tenev and Mr. Bhatt, during the year ended December 31, 2019 that were modified in May 2021 (the “2019 Market-Based RSUs”). The awards become eligible to vest based on (i) achievement of share price targets considered market vesting conditions (approximately 5.6 million, 8.3 million, and 13.8 million RSUs vest upon achievement of share price targets of $30.45, $50.75, and $101.50, respectively, with the stock price targets initially measured based on our IPO price and, for all RSUs that did not vest upon IPO, measured based on the average of our Class A common stock’s volume weighted average trading price for each trading day during any 60 consecutive trading days), and (ii) continuous employment by each recipient through the vesting date, which is considered a service condition. Once the number of 2019 Market-Based RSUs eligible to vest has been determined based on the satisfaction of the 2019 Market-Based RSU share price target (the “Eligible 2019 Market-Based RSUs”), half of those Eligible 2019 Market-Based RSUs will immediately vest and be settled and the remaining half vest according to a quarterly time-based vesting condition, which is satisfied based on three-month service periods retroactive to August 1, 2018 through August 1, 2024, subject to continued service on each such vesting date during that period.
A total of approximately 5.6 million of the 2019 Market-Based RSUs became Eligible 2019 Market-Based RSUs in connection with our IPO. Of these, a total of 4.0 million vested immediately upon our IPO and the remainder will be subject to vesting in equal installments on each August 1, November 1, February 1 and May 1 through August 1, 2024.
Prior to the modification, any tranche of 2019 Market-Based RSUs that had not achieved its share price target upon IPO would have been forfeited. The modification allows the awards to continue to be measured against the same price targets as were outlined in the original 2019 grant though December 31, 2025. The amendment to the 2019 Market-Based RSUs was determined to be a modification of a market condition, therefore, we estimated the pre-modification and post-modification fair value of the awards to determine the incremental fair value generated by the modification. To value the awards, we used a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the price targets might not be satisfied. If the price targets are met sooner than the derived service period, we will adjust our share-based compensation expense to reflect the cumulative expense associated with the vested award. The 2019 Market-Based RSUs had a weighted-average grant date fair value of $0.29 per RSU. Upon modification, the weighted-average incremental fair value of the 2019 Market-Based RSUs was $21.01 per RSU.
In May 2021, we granted 35.5 million additional market-based RSUs to Mr. Tenev and Mr. Bhatt (the “2021 Market-Based RSUs” and together with the 2019 Market-Based RSUs, “Market-Based RSUs”) with a weighted-average grant date fair value of $22.68 per RSU. These awards vest based on (i) achievement of share price targets, considered a market condition, over a period of 8 years from issuance (4.5 million will vest upon achievement of each of the $120 and $150 share price targets, and 5.3 million will vest upon achievement of each of the $180, $210, $240, $270, and $300 share price targets, in each case, measured using the average of the volume weighted average trading price for each trading day during any 60 consecutive trading days), and (ii) continuous employment by each recipient through the vesting date, which is considered a service condition. We estimated the grant date fair value of the 2021 Market-Based RSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the price targets might not be satisfied. If the price targets are met sooner than the derived service period, we will adjust our share-

based compensation expense to reflect the cumulative expense associated with the vested award. As of September 30, 2021, none of the 2021 Market-Based RSUs had vested.
The following table summarizes the activity related to our Market-Based RSUs for the nine months ended September 30, 2021:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2020	27,663,658	$0.29
Granted	35,520,000	22.68
Vested	(4,149,548)	2.34
Forfeited	—	—
Unvested at September 30, 2021	59,034,110	$23.46
The fair value as of the respective vesting dates of Market-Based RSUs that vested during the three and nine months ended September 30, 2021 was $157.4 million. No Market-Based RSUs vested during 2020.
2021 Employee Share Purchase Plan
In June 2021, our Board of Directors and our stockholders approved and adopted the 2021 Employee Share Purchase Plan (the “ESPP”). Our ESPP became effective on July 27, 2021, immediately prior to the effective date of the Final Prospectus. The purpose of the ESPP is to enable eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation up to the statutory maximum. The purchase price is equal to 85% of the fair market value of a share of our common stock on the first date of an offering or the date of purchase, whichever is lower.
The aggregate number of shares reserved for issuance under the ESPP was equal to approximately 2% of the number of shares of our common stock (of all classes) outstanding upon the closing of the IPO. The number of shares available under our ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2022 and ending with (and including) January 1, 2031. Such annual increase will be equal to the lesser of (i) 1% of the outstanding shares of all classes of our common stock on the last day of the immediately preceding calendar year and (ii) such number of shares determined by the Board of Directors. No more than 200.0 million shares of common stock may be issued under our ESPP.
As of September 30, 2021, no purchases had been made and approximately 17.0 million shares were available for future issuance under the ESPP.

Share-Based Compensation
The following table presents share-based compensation in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2021	2020	2021
Brokerage and transaction	$6	$6,405	$18	$6,417
Technology and development	992	502,748	3,532	504,773
Operations	5	16,410	23	16,416
Marketing	40	40,966	55	41,044
General and administrative	528	677,785	1,720	685,798
Total	$1,571	$1,244,314	$5,348	$1,254,448
Included in the table above, we recorded share-based compensation expense of $907.3 million related to Time-Based RSUs, $360.9 million related to Market-Based RSUs, and $1.8 million related to the ESPP during the three and nine months ended September 30, 2021. No share-based compensation was recorded in 2020 related to Time-Based RSUs, Market-Based RSUs, or the ESPP.
We capitalized share-based compensation expense related to internally developed software of nil and $0.6 million during the three and nine months ended September 30, 2020, and $19.9 million and $20.0 million during the three and nine months ended September 30, 2021.
In March 2021, we modified certain Time-Based RSUs of approximately 500 employees to remove the one-year vesting cliff, considered to be an improbable to improbable modification. The modified RSUs were revalued at the modification date, and the modified grant date fair value of the awards of $39.75 per share was used to calculate share-based compensation expense.
As of September 30, 2021, there was $2.17 billion of unrecognized share-based compensation expense that is expected to be recognized over a weighted-average period of 2.56 years.
NOTE 14: NET LOSS PER SHARE
We present net loss per share using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following table presents the calculation of basic and diluted loss per share:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)
Less: allocation of earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)

Weighted-average common stock outstanding - basic	225,997,444	638,168,188	225,299,165	368,518,894
Dilutive effect of stock options and unvested shares	—	—	—	—
Weighted-average common stock outstanding - diluted	225,997,444	638,168,188	225,299,165	368,518,894

Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(2.06)	$(0.02)	$(8.85)
Diluted	$(0.05)	$(2.06)	$(0.02)	$(8.85)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Redeemable convertible preferred stock	412,742,897	—	412,742,897	—
RSUs	65,598,613	112,492,359	65,598,613	112,492,359
Stock options	24,836,871	15,447,206	24,836,871	15,447,206
Unvested shares	306,966	65,435	306,966	65,435
Warrants	—	14,278,034	—	14,278,034
ESPP shares	—	93,738	—	93,738
Total anti-dilutive securities	503,485,347	142,376,772	503,485,347	142,376,772
NOTE 15: RELATED PARTY TRANSACTIONS
Related party transactions may include any transaction between entities under common control or with a related party. We have defined related parties as members of the Board of Directors, executive officers, principal owners of our outstanding stock and any immediate family members of each such related party, as well as any other person or entity with significant influence over our management or operations and any other affiliates.
In February 2021, we issued two tranches of convertible notes and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities - see Note 12. Two of the Tranche I investors were related parties prior to the completion of our IPO. Their respective aggregate outstanding principal and accrued interest of their convertible notes automatically converted into shares of Class A common stock upon the closing of our IPO.
NOTE 16: COMMITMENTS & CONTINGENCIES
Commitments
Leases
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park and our office in New York City. Our leases have remaining terms of 1 to 12 years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases. As of December 31, 2020 and September 30, 2021 we had $49.2 million and $158.1 million of operating right-of-use assets included as non-current assets and $54.1 million and $154.5 million of operating lease liabilities: $6.1 million and $20.2 million included as other current liabilities and $48.0 million and $134.3 million as other non-current liabilities on the unaudited condensed consolidated balance sheets.
As of September 30, 2021, we have an executed operating lease that has not yet commenced for office facilities that will commence by December 2021. Under the terms of the lease, we will have the right to construct tenant improvements to the underlying asset upon commencement.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2021	2020	2021
Fixed operating lease costs	$2,971	$7,115	$8,034	$15,905
Variable operating lease costs	791	1,232	2,218	3,684
Short-term lease costs	266	457	579	1,067
Total lease costs	$4,028	$8,804	$10,831	$20,656
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease costs are primarily related to payments made to our landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Other information related to our operating leases was as follows:

	December 31,	September 30,
	2020	2021
Weighted-average remaining lease term	5.41 years	7.46 years
Weighted-average discount rate	7.02%	6.27%

Cash flows related to leases were as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2021
Operating cash flows:
Payments for operating lease liabilities	$11,238	$240
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$14,991	$96,519
Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of September 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$5,807
2022	32,646
2023	34,821
2024	33,355
2025	32,436
Thereafter	125,724
Total undiscounted lease payments	264,789
Less: imputed interest	(44,385)
Less: lease incentives	(12,682)
Less: leases executed but not yet commenced	(53,185)
Total lease liabilities	$154,537
Contingencies
Legal and Regulatory Matters
The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages. Damages may include, in some cases, punitive damages. Compliance and trading problems that are reported to federal and state regulators, exchanges, or other self-regulatory organizations (“SROs”) by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.
Like other brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in arbitrations and administrative proceedings.
The outcomes of legal and regulatory matters are inherently uncertain and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and we may also determine to settle a matter because of the uncertainty and risks of litigation.
We record an accrual for legal and regulatory matters at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. Amounts accrued for legal and regulatory contingencies in the aggregate were $39.5 million as of December 31, 2020 and $33.1 million as of September 30, 2021. With respect to matters discussed below for which no accrual has been made or which have a potential loss in excess of amounts accrued, we believe, based on current knowledge, that any losses or ranges of losses (in excess of amounts accrued, if applicable) as of September 30, 2021 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain historical matters as well as certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend the pending matters vigorously.
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
Beginning in December 2020, seven putative securities fraud class action lawsuits have been filed against RHM, RHF and/or RHS. The lawsuits generally allege that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). One of the cases was voluntarily dismissed without prejudice and five cases have been consolidated under the caption In re Robinhood Order Flow Litigation in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in In re Robinhood Order Flow Litigation in May 2021, asserting a claim for violations of Section 10(b) of the Securities Exchange Act of 1934 and various state law causes of action, and seeking damages, restitution, disgorgement and other relief. In June 2021, we filed a motion to dismiss the amended consolidated complaint and a motion to deny class certification, which remain pending. The final lawsuit, filed in the United States District Court for the Southern District of Florida against RHF as well as several market makers, alleges that RHF breached its fiduciary duties to customers and that the market makers aided and abetted RHF’s breach. In October 2021, RHF and the market-maker defendants moved to transfer the case to the Northern District of California, or in the alternative, to dismiss the complaint.
March 2020 Outages
Beginning in March 2020, 15 putative class actions and one individual action were filed against RHM, RHF and RHS in state and federal district courts relating to service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”). One of the putative class actions and the individual action were voluntarily dismissed following settlements between the parties. Thirteen of the remaining putative class actions have been consolidated as In re Robinhood Outage Litigation in the United States District Court for the Northern District of California. The one remaining putative class action has been stayed by agreement of the parties. The lawsuits generally allege that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and RHM, RHF, and RHS failed to implement appropriate backup systems. The lawsuits include, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuits generally seek damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. In October 2021, plaintiffs filed a motion for class certification, which RHM, RHF, and RHS intend to oppose.
We also received notice that approximately 1,600 jointly represented customers may pursue arbitration of individual claims against us arising out of the March 2020 Outages, in addition to other alleged system outages. In September 2021, approximately 400 of those customers initiated an arbitration through Financial Industry Regulatory Authority (“FINRA”) Dispute Resolution.
The SEC Division of Examinations (“Examinations Division”) conducted an examination and identified a deficiency, to which RHF responded, with respect to RHF’s creation of a reasonably designed business continuity plan. In addition, FINRA conducted an investigation and certain state regulatory authorities are conducting investigations, regarding the March 2020 Outages and related procedures. RHF and RHS are cooperating with the requests from these regulators and RHF entered into a settlement with FINRA with respect to certain matters. See “—FINRA Multi-Matter Settlement” below for more information.
Options Trading and Related Customer Communications and Displays
The SEC Examinations Division conducted an examination and identified deficiencies, to which RHF responded, with respect to account takeovers, identity theft in connection with new account opening, processes for approving or rejecting certain accounts for options trading and customer support response times. Certain state regulatory authorities are conducting investigations regarding RHF’s options trading and related customer communications and displays and options trading approval process. RHF is cooperating with the regulators’ requests. FINRA also conducted an investigation and reached a settlement with RHF regarding the same options trading issues.
In February 2021, the family of Alexander Kearns, a Robinhood customer who traded options, filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against RHF, RHS and RHM in connection with Mr. Kearns’s death by suicide in June 2020. This matter was dismissed with prejudice following a settlement between the parties.
FINRA Multi-Matter Settlement
On June 30, 2021, RHF resolved with FINRA, on a no admit, no deny basis, certain investigations and examinations, including investigations into systems outages, RHF’s options product offering, and margin-related communications with customers, among others. The resolution did not address all the matters FINRA is investigating, including those relating to the Early 2021 Trading Restrictions (as defined below), account takeovers and anti-money laundering issues, RHS’s fractional shares trade reporting, customer support procedures or customer arbitration agreements. RHF and RHS will continue to cooperate with FINRA on these matters. The resolution involved the following components: (i) charges of violations of FINRA rules; (ii) a fine of $57.0 million; (iii) customer restitution of approximately $12.6 million; (iv) a censure; and (v) engagement of an independent consultant. In July 2021, we paid the $57.0 million penalty in cash. As of September 30, 2021, we had paid substantially all of the customer restitution.
RHC Anti-Money Laundering, Cybersecurity, and Other Issues
In July 2020, the New York State Department of Financial Services (“NYDFS”) issued a report of its examination of RHC citing a number of “matters requiring attention” focused primarily on anti-money laundering and cybersecurity-related issues. The matter was subsequently referred to the NYDFS’s Consumer Protection and Financial Enforcement Division for investigation. In March 2021, the NYDFS informed RHC of alleged violations of applicable (i) anti-money laundering and New York Banking Law requirements, including the failure to maintain and certify a compliant anti-money laundering program, (ii) notification provisions under RHC’s Supervisory Agreement with the NYDFS, and (iii) cybersecurity and virtual currency requirements, including deficiencies in our policies and procedures regarding risk assessment, lack of an adequate incident response and business continuity plan, and deficiencies in our application development security. RHC and the NYDFS have reached a settlement in principle with respect to these allegations, subject to final documentation, in connection with which, among other things, RHC expects to pay a monetary penalty and engage a monitor.
Additionally, in April 2021, the California Attorney General’s Office issued an investigative subpoena to RHC, seeking documents and answers to interrogatories about RHC’s trading platform, business and operations, application of California’s commodities regulations to RHC and other matters. RHC is cooperating with this investigation. We cannot predict the outcome of this investigation or any consequences that might result from it.
Account Takeovers
In November 2020, FINRA Enforcement commenced an investigation into RHF concerning account takeovers, or circumstances under which an unauthorized actor successfully logs into a customer account, as well as anti-money laundering and cybersecurity issues. Since February 2021, RHF has received requests for documents and information from the SEC’s Enforcement Division in connection with its investigation into account takeovers and, more recently, suspicious activity report filings and issues related to the Electronic Funds Transfer Act. Additionally, state regulators, including the New York Attorney General’s Office, have opened inquiries into RHM, RHF and RHC related to account takeovers. RHM, RHF and RHC are cooperating with these investigations and inquiries. The SEC’s Examinations Division also conducted an examination and identified deficiencies, to which RHF responded, with respect to, among other things, account takeovers and identity theft in connection with new account opening.
In January 2021, a putative class action was filed in California Superior Court (Santa Clara County) against RHF and RHS by Siddharth Mehta, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiffs generally allege that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seek monetary damages and injunctive relief. In March 2021, RHF and RHS filed a motion to dismiss the amended complaint, which was granted in part and denied in part in May 2021. A second amended complaint was filed by the plaintiffs in May 2021. In June 2021, RHF and RHS filed a motion to dismiss the second amended complaint, which was granted in part and denied in part in September 2021.
Massachusetts Securities Division Matter
In December 2020, the Enforcement Section of the Massachusetts Securities Division (“MSD”) filed an administrative complaint against RHF, which stems from an investigation initiated by the MSD in July 2020. The complaint alleges three counts of Massachusetts securities law violations regarding alleged unethical and dishonest conduct or practices, failure to supervise, and failure to act in accordance with the Massachusetts fiduciary duty standard, which became effective on March 6, 2020 and had an effective enforcement date beginning September 1, 2020. Among other things, the MSD alleges that our product features and marketing strategies, outages, and options trading approval process constitute violations of Massachusetts securities laws. The initial complaint seeks, among other things, injunctive relief (seeking a permanent cease and desist order), censure, unspecified restitution, unspecified disgorgement, the appointment of an independent consultant and an unspecified administrative fine. The amended complaint also seeks revocation of RHF's license to operate in Massachusetts. If RHF were to lose its license to operate in Massachusetts, we would not be able to acquire any new customers in Massachusetts, and we expect that our current customers in Massachusetts would be unable to continue utilizing any of the services or products offered on our platform (other than closing their positions) and that we may be forced to transfer such customers’ accounts to other broker-dealers. Additionally, revocation of

RHF’s Massachusetts license could trigger similar disqualification or proceedings to restrict or condition RHF’s registration by other state regulators. A revocation of RHF’s license to operate in Massachusetts would result in RHF and RHS being subject to statutory disqualification by FINRA and the SEC, which would then result in RHF needing to obtain relief from FINRA subject to SEC review in order to remain a FINRA member and RHS possibly needing relief from FINRA or other SROs.

In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In May 2021, the state court denied RHF’s motion for a preliminary injunction, finding that RHF would not suffer irreparable harm if MSD proceeded with the pending administrative action, but determined that RHF may seek a declaration that the disputed regulation is unlawful without first exhausting its remedies in the administrative action. In June 2021, the state court declined to stay the entire matter pending resolution of the administrative proceeding, finding that RHF is entitled to have the state court decide certain of its challenges to the Massachusetts fiduciary standard without waiting for the MSD to complete its administrative proceeding. In September 2021, the parties filed cross-motions for partial judgment on the pleadings and those motions are pending. RHF has engaged in settlement discussions with the MSD at certain times since the MSD filed its initial complaint, however, such negotiations have not been successful and RHF is currently not engaged in any such settlement discussions with the MSD.
Pinchasov v. Robinhood Financial LLC

In November 2020, plaintiff Shterna Pinchasov filed a putative class action in the Circuit Court of the 11th Judicial Circuit of Florida in and for Miami-Dade County asserting claims of negligence and breach of fiduciary duty based on allegations that RHF failed to prevent customers from using its interface for stocks that were subject to a “T1 Halt,” and seeking damages. Securities exchanges, such as the New York Stock Exchange and the Nasdaq Stock Market, have the authority to halt and delay trading in a security, and a “T1 Halt” (or regulatory halt) may occur pending the release of material news about a company.
RHF removed this action to the U.S. District Court for the Southern District of Florida. In August 2021, plaintiff filed a motion for class certification. In September 2021, the court denied plaintiff’s motion, and a subsequent motion for reconsideration. In October 2021, plaintiff filed a petition for permission to appeal the denial of class certification, which RHF opposed.
Text Message Litigation
In October 2019, a putative class action was filed by Isaac Gordon against RHF and RHM in the Superior Court for the State of Washington, County of Spokane. The complaint alleged that RHF and RHM initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington State law. The action was removed to the Eastern District of Washington. In January 2021, the court granted the plaintiff’s motion for class certification. In June 2021, RHF filed a motion to decertify the class and disqualify class counsel. In July 2021, the court granted RHF’s motion to decertify the class, denied the motion to disqualify class counsel, and remanded the case to state court.
In August 2021, a new, substantially similar putative class action was filed by Cooper Moore against RHF in the U.S. District Court for the Northern District of California. In September 2021, RHF filed motions to transfer the case to the Western District of Washington and to dismiss the complaint. In October 2021, the court granted the motion to transfer the case and declined to rule on the motion to dismiss.
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
Approximately 55 putative class actions and four individual actions have been filed against one or more of RHM, RHF and RHS in various federal and state courts relating to the Early 2021 Trading Restrictions. In April 2021, the Judicial Panel on Multidistrict Litigation entered an order centralizing the federal cases identified in a motion filed by certain plaintiffs to transfer and coordinate or consolidate the actions filed in connection with the Early 2021 Trading Restrictions in the United States District Court for the Southern District of Florida captioned In re: January 2021 Short Squeeze Trading Litigation (the “MDL”). In May 2021, the court appointed interim lead plaintiffs’ counsel for certain claims. In July 2021, interim lead plaintiffs’ counsel filed two consolidated complaints seeking monetary damages: the first complaint asserts a federal antitrust claim; the second complaint asserts negligence and breach of fiduciary duty claims. In August 2021, defendants moved to dismiss both of these consolidated complaints. In September 2021, interim lead plaintiffs’ counsel filed an amended consolidated complaint against RHM, RHF and RHS for the negligence and breach of fiduciary duty claims, adding new claims for tortious interference with contract and business relationship, civil conspiracy and breach of the covenant of good faith and fair dealing and implied duty of care. In October 2021, RHM, RHF and RHS moved to dismiss the amended consolidated complaint for the state law claims. Additionally, the court appointed a lead plaintiff and lead counsel for federal securities claims pursuant to the Private Securities Litigation Reform Act of 1995, which will proceed separately.
RHM, RHF, RHS and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received inquiries from the SEC’s Division of Examinations and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include inquiries related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. FINRA has also requested information about policies, procedures, and supervision related to employee trading generally. In addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided or will provide testimony with respect to the Early 2021 Trading Restrictions. We are cooperating with these investigations and examinations.
“For You” Document Request
In May 2021, the SEC’s Enforcement Division issued a request to RHM and RHF seeking documents and information related to the “For You” feature, which was available in the past on our website only and is not currently an active product offering on our website or platform, and other features displaying lists of securities to customers. In October 2021, RHF also received a request from FINRA for information about the “For You” feature. Robinhood is cooperating with these inquiries.
Dansberger v. Robinhood Securities
In June 2021, RHS was sued by Thomas Dansberger on behalf of a putative class in the Circuit Court for Seminole County in Florida seeking monetary damages as well as declaratory and injunctive relief. Mr. Dansberger purports to represent “All Florida residents who purchased Robinhood Gold on or by January 21, 2021 and (b) who were not able to buy or sell cryptocurrencies on January 21, 2021.” The plaintiff alleged that RHS engaged in unfair and deceptive trade practices by advertising and marketing that Robinhood Gold would provide access for customers to buy and sell cryptocurrencies but failed to do so on January 28, 2021 when it allegedly halted the buying and selling of cryptocurrencies. In August 2021, the case was dismissed following a settlement in principle.
Registration Requirements for Member Personnel
In July 2021, RHF received a FINRA investigative request seeking documents and information related to its compliance with FINRA registration requirements for member personnel, including related to the FINRA non-registration status of Mr. Tenev and Co-Founder and Chief Creative Officer Mr. Bhatt. Robinhood is evaluating this matter and is cooperating with the investigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020 included in the final prospectus dated July 28, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on July 30, 2021 (the “Final Prospectus”). It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three and nine months ended September 30, 2020 and 2021 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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

Overview
Robinhood was founded on the belief that everyone should be welcome to participate in our financial system. We are creating a modern financial services platform for everyone, regardless of their wealth, income, or background. We build relationships with our customers by introducing new products with compelling value propositions that further expand access to the financial system.
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
With respect to the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:
•we generated total net revenues of $365 million compared to $270 million, for year-over-year growth of 35%;
•we incurred a net loss of $1.32 billion, which included $1.24 billion of share-based compensation expense, compared to a net loss of $11 million;
•our Adjusted EBITDA was negative $84 million compared to positive $59 million;
•we had Net Cumulative Funded Accounts of 22.4 million compared to 11.4 million, for year-over-year growth of 97%;
•we had Monthly Active Users (MAU) of 18.9 million compared to 10.7 million, for year-over-year growth of 76%;
•we had Assets Under Custody (AUC) of $95 billion compared to $44 billion, for year-over-year growth of 115%;
•we had Average Revenues Per User (ARPU) of $65 compared to $102, for a year-over-year decrease of 36%; and
•we saw crypto trading activity on our platform increase significantly year-over-year but decline sequentially from record highs in the second quarter of 2021, leading to considerably fewer new funded accounts, a slight decline in Net Cumulative Funded Accounts, and lower revenue in the third quarter of 2021, as compared to the second quarter of 2021.
For definitions of “Net Cumulative Funded Accounts”, “MAU”, “AUC” and “ARPU” please see “—Key Performance Metrics.” Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”

Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months or Month Ended September 30,
(in millions except ARPU)	2020	2021
Net Cumulative Funded Accounts(1)	11.4	22.4
Monthly Active Users (MAU)(2)	10.7	18.9
Assets Under Custody (AUC)(3)	$44,445.6	$95,389.9
Average Revenues Per User (ARPU)(4)	$101.9	$65.0
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

	Three Months Ended September 30,
(in millions)	2020	2021
Beginning balance	9.8	22.5
New funded accounts	1.9	0.7
Resurrected accounts	0.1	0.1
Churned accounts	(0.4)	(0.9)
Ending balance	11.4	22.4
(2)We define MAU as the number of Monthly Active Users during a specified calendar month. A “Monthly Active User” is a unique user who makes a debit card transaction, or who transitions between two different screens on a mobile device or loads a page in a web browser while logged into their account, at any point during the relevant month. A user need not satisfy these conditions on a recurring monthly basis or have a Funded Account to be included in MAU. Figures in the table reflect MAU for the last month of each period presented. We utilize MAU to measure how many customers interact with our products and services during a given month. MAU does not measure the frequency or duration of the interaction, but we consider it a useful indicator for engagement. Additionally, MAUs are positively correlated with, but are not indicative of, the performance of revenue and other key performance indicators.
(3)We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of customer margin balances, as of a stated date or period end on a trade date basis. The following table sets out the components of AUC by type of asset:

	September 30,
(in millions)	2020	2021
Equities	$37,727.6	$69,185.7
Options	1,355.6	1,403.4
Cryptocurrencies	1,064.0	22,233.9
Cash held by users	6,617.4	8,784.3
Customer margin balances	(2,319.0)	(6,217.4)
Assets Under Custody (AUC)	$44,445.6	$95,389.9
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

	Three Months Ended September 30,
(in millions)	2020	2021
Beginning balance	$33,421.5	$102,034.8
Net Deposits	8,569.8	2,269.6
Net market gains (losses)	2,454.3	(8,914.5)
Ending balance	$44,445.6	$95,389.9
(4)We define ARPU as total revenue for a given period divided by the average of Net Cumulative Funded Accounts on the last day of that period and the last day of the immediately preceding period. Figures presented above represent annualized ARPU for each three-month period presented.

Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income (loss), and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) share-based compensation, (v) change in fair value of convertible notes and warrant liability, (vi) significant legal and tax settlements, reserves and expenses, and (vii) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. The following table presents a reconciliation of net income (loss), which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2021	2020	2021
Net loss	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)
Add:
Interest expenses related to credit facilities	875	6,252	3,934	14,319
Provision for (benefit from) income taxes	(333)	(50,244)	115	(958)
Depreciation and amortization	2,659	7,040	6,572	15,734
EBITDA (non-GAAP)	(7,460)	(1,353,649)	5,042	(3,234,070)
Share-based compensation	1,571	1,244,314	5,348	1,254,448
Change in fair value of convertible notes and warrant liability	—	25,336	—	2,045,657
Significant legal and tax settlements, reserves, and expenses	65,000	—	65,000	54,910
Adjusted EBITDA (non-GAAP)	$59,111	$(83,999)	$75,390	$120,945
Key Factors Driving Our Performance
Growing Our Customer Base
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to introduce products and features to attract new customers and we will seek to increase brand awareness and customer adoption of our platform through the Robinhood Referral Program (defined below) and digital and broad-scale advertising. However, the circumstances that have accelerated the growth of our customer base in recent periods, particularly in the first half of 2021, might not continue in the future. For example, our Net Cumulative Funded Accounts declined slightly in the current quarter compared to the prior quarter in the same year. We currently anticipate our growth and activity on our platform will continue to be sensitive to market factors.
Expanding Our Relationship with Existing Customers
Our revenue has generally increased over time as we have introduced new products and features to our customers and as our customers have increased their usage of our platform. We aim to grow with our customers over time as they build and manage their wealth. Our ability to expand our relationship with our customers will be an important contributor to our long-term growth.
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
We expect to continue increasing headcount for our engineering, customer service, and regulatory and compliance teams through fiscal year 2021. These additional employees will be staffed on projects to enhance platform capabilities, drive product innovation and improve customer support, as well as to undertake regulatory and compliance functions. As of September 30, 2021, we more than doubled the headcount of our engineering and customer service professionals relative to the beginning of fiscal year 2021, and grew the headcount of our regulatory and compliance professionals by more than 60% in that same time period.

Customer Interest in Investing and Saving
Our results of operations are impacted by the overall health of the economy and retail investing and saving behaviors, which include the following key drivers:
•Seasonality. We believe investment activity will vary throughout a calendar year. Given traditional consumer behavior, we expect to see more new customers in the first calendar quarter.
•Consumer Behavior. Consumer behavior varies over time and is affected by numerous conditions. For example, behavior might be impacted by social or economic factors such as changes in disposable income levels, general interest in investing, and volatility in the stock and cryptocurrency markets. There might also be high profile initial public offerings, or idiosyncratic events impacting single companies, that impact consumer behavior.
•Market Trends. As financial markets grow and contract, our customers’ investing, saving, and spending behaviors are affected. Our operating history has coincided with a period of general macroeconomic growth in the United States, particularly in the U.S. equity and cryptocurrency markets, which has previously stimulated growth in overall investment activity on our platform; we could also be impacted by any slowdowns in growth or downturns in the U.S. equity and cryptocurrency markets.
•Macroeconomic Events. Customer behavior is impacted by the overall macroeconomic environment, which is influenced by elements beyond our control, including economic and political conditions, inflation, tax rates, and the ongoing COVID-19 pandemic (including vaccination rates and responsive measures taken by the U.S. government) as well as the pandemic’s effects on global business and individuals’ behavior. During the COVID-19 pandemic, we have seen substantial growth in our customer base, retention, engagement, and trading activity metrics. It is uncertain whether these trends and behavioral shifts will continue as reopening measures continue, and we might not be able to maintain the customer base we gained, or the rate of growth in our customer base that we experienced, throughout the COVID-19 pandemic. Other macroeconomic conditions that could impact customer behavior include unemployment rates and natural disasters.
For more information about how market trends and macroeconomic events can adversely impact our results of operations, see “Risk Factors—Risks Related to Our Business.”
Key Components of Our Results of Operations
Revenues
Transaction-Based Revenues
Transaction-based revenues consist of amounts earned from routing customer orders for options, cryptocurrencies, and equities to market makers. When customers place orders for options, cryptocurrencies, or equities on our platform, we route these orders to market makers and we receive consideration from those market makers. With respect to equities and options trading, such fees are known as PFOF. With respect to cryptocurrency trading, we receive “Transaction Rebates.” In the case of equities, the fees we receive are typically based on the size of the publicly quoted bid-ask spread for the security being traded; that is, we receive a fixed percentage of the difference between the publicly quoted bid and ask at the time the trade is executed. For options, our fee is on a per contract basis based on the underlying security. In the case of cryptocurrencies, our rebate is a fixed percentage of the notional order value. Within each asset class, whether equities, options or cryptocurrencies, the transaction-based revenue we earn is calculated in an identical manner among all participating market makers. We route equity and option orders in priority to participating market makers that we believe are most likely to give our customers the best execution, based on historical performance (according to order price, trading symbol, availability of the market maker and, if statistically significant, order size), and, in the case of options, the likelihood of the order being filled is a factor as well. For cryptocurrency orders, we route to market makers based on price and availability of the cryptocurrency from the market maker.
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn interest revenues and incur interest expenses on securities lending transactions by lending shares that we hold as collateral for margin loans extended to our users. We also earn interest revenues on margin loans to users, as well as on our segregated cash, cash and cash equivalents, and deposits with clearing organizations. We also incur interest expenses in connection with our revolving credit facilities.
Other Revenues
Other revenues primarily consist of Robinhood Gold fees, a monthly paid subscription service that provides users with premium features such as enhanced instant deposits, professional research, Nasdaq Level II market data and, upon approval, access to margin investing. Other revenues also include proxy rebate revenues and miscellaneous fees charged to users.
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of fees paid to centralized clearinghouses, bank and regulatory fees, market data expenses, and compensation and benefits, including share-based compensation, for employees engaged in clearing and brokerage functions, as well as allocated overhead. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platform.
Technology and Development
Technology and development costs primarily consist of costs incurred to support and improve our platform and develop new products, costs associated with computer hardware and software, including amortization of internally developed software, and compensation and benefits, including share-based compensation, for engineering, data science, and design personnel, as well as allocated overhead. We intend to continue to invest in technology and development for the foreseeable future as we focus on developing new features and enhancements on our platform, while also developing new products to serve the needs of our customers.
Operations
Operations costs primarily consist of customer service related expenses, including compensation and benefits, which includes share-based compensation, for employees engaged in customer support, third-party customer service vendors, customer onboarding, and account verification, as well as allocated overhead. We plan to continue to invest in customer service related expenses, including the costs associated with expanding our customer support functions, such as phone-based voice support, to adequately support the significant growth in our user base. Additionally, operations costs include chargebacks for unauthorized debit card use.
Operations costs also include our provision for credit losses in connection with unrecoverable receivables due to Fraudulent Deposit Transactions. “Fraudulent Deposit Transactions” occur when users initiate deposits into their accounts, make unsuccessful trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount. The provision for credit loss is equal to the unsecured receivable balance owed by users, i.e., the difference between the amount due from users and the fair value of the assets in the users’ accounts, and we write-off the receivable balance when it has become outstanding for over 180 days or when we otherwise deem the balance to be uncollectible. We seek to reduce Fraudulent Deposit Transactions by deploying and iterating on machine learning models that identify high risk users and transactions on our platform. In addition, upon identifying high risk users and transactions, we seek to prevent further losses by introducing friction into the user experience (for example, by not offering the identified customer access to instant funds) or implementing restrictions to mitigate the risk of these transactions (such as temporarily restricting withdrawals). Due to the fraudulent nature of these transactions, recourse and collection of the funds is limited. The provision for credit losses also includes an immaterial amount of losses related to our margin lending and proxy rebate activities.
Marketing
Marketing costs primarily consist of expenses associated with the Robinhood Referral Program, production and placement of advertisements in various media outlets, including online and on television, and customer goodwill, which primarily relates to costs to remediate losses experienced by our customers due to service interruptions on our platform and reimbursement of direct losses that happen due to unauthorized activity that is not the fault of our customer. Marketing costs also include compensation and benefits, including share-based compensation, for employees engaged in the marketing function, as well as allocated overhead. We plan to continue to invest in marketing efforts through the Robinhood Referral Program and other media outlets to support growing our user base.
Under the Robinhood Referral Program we credit referring and referred customers with a stock reward, with the potential value of each share ranging from $2.50 to $225. Each stock reward is selected randomly from our previously purchased inventory of settled shares held exclusively for this program. This inventory is comprised of shares of stock of issuers that are widely held among our customers’ accounts (i.e., held by at least 5,000 customers). Approximately 98% of customers receive a stock reward having a value ranging from $2.50 to $10. Referring customers can earn more than one reward through the Robinhood Referral Program by making multiple referrals, subject to a maximum of $500 in total rewards earned annually per customer. From time to time, we offer multiple stock rewards per referral. Stock rewards are also available to customers who sign up through paid marketing channels. In order for rewards to be earned by the referring and referred customer, the referred customer must fulfill certain conditions stated in their promotion, such as linking his or her bank account to our platform. After the referred Robinhood account is approved, each customer must claim his or her stock reward in the Robinhood app within 60 days of notification thereof, at which point the stock is deposited to such customer’s Robinhood account. Customers do not provide any cash consideration for the stock reward.
General and Administrative
General and administrative costs primarily consist of compensation and benefits, including share-based compensation, for certain executives as well as employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal settlements and professional fees, such as, but not limited to, legal, audit, and accounting fees, as well as allocated overhead.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenues:
Transaction-based revenues	$201,807	$266,797	$484,851	$1,138,403
Net interest revenues	50,406	63,405	114,420	193,611
Other revenues	17,317	34,721	42,020	120,416
Total net revenues	269,530	364,923	641,291	1,452,430
Operating expenses:(1)
Brokerage and transaction	31,444	44,031	80,460	122,847
Technology and development	55,491	679,162	133,667	952,367
Operations	40,962	108,337	93,239	275,966
Marketing	39,088	86,893	152,520	283,300
General and administrative	113,494	790,060	186,781	1,038,520
Total operating expenses	280,479	1,708,483	646,667	2,673,000
Change in fair value of convertible notes and warrant liability	—	25,336	—	2,045,657
Other expense (income), net	45	(1,955)	88	(2,104)
Loss before income tax	(10,994)	(1,366,941)	(5,464)	(3,264,123)
Provision for (benefit from) income taxes	(333)	(50,244)	115	(958)
Net loss	$(10,661)	$(1,316,697)	$(5,579)	$(3,263,165)
_______________
(1)Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2021	2020	2021
Brokerage and transaction	$6	$6,405	$18	$6,417
Technology and development	992	502,748	3,532	504,773
Operations	5	16,410	23	16,416
Marketing	40	40,966	55	41,044
General and administrative	528	677,785	1,720	685,798
Total share-based compensation expense	$1,571	$1,244,314	$5,348	$1,254,448
The 2020 amounts exclude the effect of share-based compensation for awards with performance-based conditions because the qualifying event, our IPO, had not occurred and, therefore, could not be considered probable. Upon our IPO, we recognized $1.01 billion of share-based compensation. For more information, see “Share-based compensation” in Note 1 to our audited consolidated financial statements included in the Final Prospectus.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2021
Revenues
Transaction-Based Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Transaction-based revenues
Options	$126,769	$163,750	29%	$297,677	$526,214	77%
Cryptocurrencies	5,282	50,723	860%	14,840	371,413	NM
Equities	68,818	50,459	(27)%	171,013	235,772	38%
Other	938	1,865	99%	1,321	5,004	279%
Total transaction-based revenues	$201,807	$266,797	32%	$484,851	$1,138,403	135%
Transaction-based revenues as a % of total net revenues:
Options	47%	45%		46%	36%
Cryptocurrencies	2%	14%		2%	26%
Equities	26%	13%		27%	16%
Other	—%	1%		—%	—%
Total transaction-based revenues	75%	73%		75%	78%
Transaction-based revenues increased by $65.0 million, or 32%, and $653.6 million, or 135%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year. The increases were driven by a 97% increase in Net Cumulative Funded Accounts which resulted in higher daily average revenue trades in cryptocurrencies and options.
Our daily average revenue trades for cryptocurrencies increased significantly for the three and nine months ended September 30, 2021, from 0.1 million to 0.5 million and 0.1 million to 1.5 million, compared to the same periods in the prior year. We define “daily average revenue trades” as the total number of revenue generating trades executed during a given period divided by the number of trading days in that period. The number of users placing cryptocurrency trades increased 287% and 625% while the average notional volume traded per trader was up 124% and 114%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year.
Our daily average revenue trades for options were flat at 0.7 million for the three months ended September 30, 2021, and increased by 50% from 0.6 million to 0.9 million for the nine months ended September 30, 2021, compared to the same periods in the prior year. The number of users placing option trades increased 11% and 59% while the average number of contracts traded per trader was up 18% and down 6%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year.
Our daily average revenue trades for equities decreased by 4% from 2.3 million to 2.2 million for the three months ended September 30, 2021, and increased by 58% from 2.1 million to 3.4 million for the nine months ended September 30, 2021, compared to the same periods in the prior year. The number of users placing equity trades increased 24% and 91% while the average notional volume traded per trader was down 39% and down 24%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year.
Net Interest Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Net interest revenues:
Securities lending	$27,891	$33,495	20%	$63,029	$108,569	72%
Margin interest	21,288	34,238	61%	40,075	93,199	133%
Interest on segregated cash and securities	1,359	1,071	(21)%	11,991	3,112	(74)%
Other interest revenue	743	853	15%	3,259	3,050	(6)%
Interest expenses related to credit facilities	(875)	(6,252)	615%	(3,934)	(14,319)	264%
Total net interest revenues	$50,406	$63,405	26%	$114,420	$193,611	69%
Net interest revenues as a % of total net revenues:
Securities lending	10%	9%		10%	7%
Margin interest	8%	10%		6%	6%
Interest on segregated cash and securities	1%	—%		2%	1%
Other interest revenue	—%	—%		1%	—%
Interest expenses related to credit facilities	—%	(2)%		(1)%	(1)%
Total net interest revenues	19%	17%		18%	13%
Net interest revenues increased by $13.0 million, or 26%, and $79.2 million, or 69%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year. The increase was primarily due to higher interest revenues earned through securities lending activities and on margin loans to users, partially offset by lower interest revenue earned on segregated cash and securities, and increased interest expense related to our revolving credit facilities.
Net interest revenues earned from securities lending transactions increased $5.6 million and $45.5 million for the three and nine months ended September 30, 2021 as we grew our securities lending program, which benefited from growth in margin borrowings. Interest revenue earned on margin borrowings increased by $12.9 million and $53.1 million for the three and nine months ended September 30, 2021 due to an increase in both the number of margin borrowers and the average per-user margin balance. Average margin receivables outstanding increased from $1.80 billion due from 141 thousand average users to $5.74 billion due from 251 thousand average users for the three months ended September 30, 2021, compared to the same period in the prior year. Robinhood users must be Robinhood Gold subscribers in order to enable margin borrowing in their accounts. The first $1,000 in margin borrowed by each user is not charged interest. Additional margin borrowed was charged at a 5% annual rate until December 2020 when we lowered this rate to 2.5%. Interest revenue earned on segregated cash and securities balances decreased $0.3 million and $8.9 million for the three and nine months ended September 30, 2021. The nine months decrease was attributable to the decrease in the Federal Reserve's benchmark target rate to near zero.

Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Other revenues	$17,317	$34,721	101%	$42,020	$120,416	187%
Other revenues as a % of total net revenues	6%	10%		7%	8%
Other revenues increased by $17.4 million, or 101%, and $78.4 million, or 187%, for the three and nine months ended September 30, 2021, compared to same periods in the prior year. These increases were due to increases in subscription revenue of $10.5 million and $37.0 million driven by an increase in paid subscribers to Robinhood Gold from 0.9 million to 1.4 million and increases of $4.2 million and $22.1 million relating to ACATS fees charged to users for facilitating the transfer of their account to another broker-dealer. Additionally, proxy rebate revenue increased by $2.8 million and $19.3 million as a result of the growth in our user base.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except for percentages)	2020	2021	% Change	2020	2021	% Change
Operating expenses:
Brokerage and transaction	$31,444	$44,031	40%	$80,460	$122,847	53%
Technology and development	55,491	679,162	NM	133,667	952,367	612%
Operations	40,962	108,337	164%	93,239	275,966	196%
Marketing	39,088	86,893	122%	152,520	283,300	86%
General and administrative	113,494	790,060	596%	186,781	1,038,520	456%
Total operating expenses	$280,479	$1,708,483		$646,667	$2,673,000
Percent of net revenues:
Brokerage and transaction	11%	12%		12%	8%
Technology and development	21%	186%		21%	66%
Operations	15%	30%		15%	19%
Marketing	15%	24%		24%	20%
General and administrative	42%	217%		29%	72%
Total operating expenses	104%	469%		101%	185%

Brokerage and Transaction

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Clearing fees	$13,124	$8,353	$(4,771)	$33,837	$29,801	$(4,036)
Market data fees	5,713	10,014	4,301	16,026	27,252	11,226
Regulatory fees	3,669	5,478	1,809	9,832	11,971	2,139
Bank charges	1,906	360	(1,546)	5,416	11,591	6,175
Employee compensation, benefits, and overhead, excluding share-based compensation	1,844	3,572	1,728	4,875	10,098	5,223
Fractional shares transactions	1,146	2,508	1,362	1,271	9,389	8,118
Share-based compensation	6	6,405	6,399	18	6,417	6,399
Other	4,036	7,341	3,305	9,185	16,328	7,143
Total	$31,444	$44,031	$12,587	$80,460	$122,847	$42,387
Brokerage and transaction costs increased by $12.6 million, or 40%, and $42.4 million, or 53%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year. Share-based compensation expense increased $6.4 million in the three months ended September 30, 2021 as vesting conditions were met upon our IPO. Other employee compensation, benefits, and overhead increased $1.7 million and $5.2 million as we also continued to grow our brokerage teams to support the growth of our user base and platform. Additionally, we experienced increases of $4.3 million and $11.2 million in market data fees, and increases of $1.4 million and $8.1 million in losses attributable to the market price fluctuations that impacted fractional shares transactions, as well as an increase of $6.2 million in bank charges for the nine months ended September 30, 2021, all driven by the growth in our user base. These increases were partially offset by decreases in clearing fees of $4.8 million and $4.0 million as a result of a reduction of certain of these fees effective in June 2021, and a decrease in bank charges of $1.5 million for the three months ended September 30, 2021 as a result of more favorable pricing from one of our banking counterparties.
Technology and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Share-based compensation	$992	$502,748	$501,756	$3,532	$504,773	$501,241
Cloud infrastructure and other software services	20,194	90,205	70,011	49,833	229,456	179,623
Employee compensation, benefits, and overhead, excluding share-based compensation	29,822	78,462	48,640	72,242	201,426	129,184
Other	4,483	7,747	3,264	8,060	16,712	8,652
Total	$55,491	$679,162	$623,671	$133,667	$952,367	$818,700
Technology and development costs increased by $623.7 million for the three months ended September 30, 2021, and $818.7 million, or 612% for the nine months ended September 30, 2021, compared to the same periods in the prior year, primarily due to an increase in share-based compensation expense of $501.8 million in the three months ended September 30, 2021 as vesting conditions were met upon our IPO. Other employee compensation, benefits, and overhead increased $48.6 million and $129.2 million as we also continued to grow our engineering, data science, and design teams to support the growth of our user base and develop new products. Additionally, we experienced increases of $70.0 million and $179.6 million in costs for cloud infrastructure due to increased capacity requirements for our platform and other software services utilized in delivering our products.
Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$8,694	$32,206	$23,512	$21,617	$84,542	$62,925
Third-party customer support	8,823	27,864	19,041	19,232	69,523	50,291
Provision for credit losses	20,406	25,051	4,645	44,339	61,796	17,457
Debit card chargebacks	465	4,864	4,399	1,368	25,694	24,326
Share-based compensation	5	16,410	16,405	23	16,416	16,393
Customer onboarding	1,912	1,278	(634)	6,776	10,551	3,775
Other	657	664	7	(116)	7,444	7,560
Total	$40,962	$108,337	$67,375	$93,239	$275,966	$182,727
Operations costs increased by $67.4 million, or 164%, and $182.7 million, or 196%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year, primarily due to increases of $23.5 million and $62.9 million in employee compensation, benefits, and overhead, excluding share-based compensation for customer support and other operations employees as we increased the number of our dedicated customer support professionals by 266% from the same period in the prior year. Additionally, we recognized an increase in share-based compensation expense of $16.4 million in the three months ended September 30, 2021 as vesting conditions were met upon our IPO. Costs related to third-party customer support vendors increased $19.0 million and $50.3 million as we continued to make investments to support our growing user base. Debit card chargebacks increased $4.4 million and $24.3 million due to increased unauthorized debit card use. Provision for credit losses increased $4.6 million and $17.5 million mainly driven by Fraudulent Deposit Transactions as the number of accounts making Fraudulent Deposit Transactions decreased period over period while loss incurred per account increased.
Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Robinhood Referral Program	$14,901	$8,420	$(6,481)	$66,910	$115,446	$48,536
Digital and paid marketing efforts	13,037	23,267	10,230	66,498	87,678	21,180
Share-based compensation	40	40,966	40,926	55	41,044	40,989
Employee compensation, benefits, and overhead, excluding share-based compensation	2,750	10,611	7,861	4,441	26,161	21,720
Other	8,360	3,629	(4,731)	14,616	12,971	(1,645)
Total	$39,088	$86,893	$47,805	$152,520	$283,300	$130,780
Marketing costs increased by $47.8 million, or 122%, and $130.8 million, or 86%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year, partially due to increased share-based compensation expense of $40.9 million in the three months ended September 30,

2021 as vesting conditions were met upon our IPO. Other employee compensation, benefits, and overhead increased by $7.9 million and $21.7 million as we continued to increase our marketing personnel to support the growth of our business.
Our costs associated with the Robinhood Referral Program are comprised of the fair value of awards earned in the current period, changes in estimate of unclaimed awards earned in the current and prior periods, fair value adjustments of shares held to support the program, and reversals related to awards that expire unclaimed. The fair value adjustments of shares held to support the program were immaterial for the periods presented. Costs associated with the Robinhood Referral Program increased $48.5 million in the nine months ended September 30, 2021, while such costs decreased $6.5 million in the three months ended September 30, 2021, compared to the same periods in the prior year, which are in line with the movement in new Funded Accounts for the applicable periods. The following table summarizes the Robinhood Referral Program liability activity for the periods indicated:

	September 30,
(in thousands)	2020	2021
Beginning balance, January 1	$303	$695
Fair value of current period awards	73,002	119,932
Changes in estimate of unclaimed awards for current and prior periods	953	234
Reversals related to unclaimed, expired awards	(7,105)	(9,393)
Claimed awards	(66,876)	(111,422)
Ending balance, September 30	$277	$46
Additionally, there were increases in digital advertising costs of $10.2 million and $21.2 million due to our digital and paid marketing efforts to drive higher brand awareness.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Share-based compensation	$528	$677,785	$677,257	$1,720	$685,798	$684,078
Employee compensation, benefits, and overhead, excluding share-based compensation	20,739	58,744	38,005	55,800	144,429	88,629
Professional fees	25,824	35,790	9,966	59,415	112,247	52,832
Legal settlements or reserves	65,661	—	(65,661)	65,668	63,050	(2,618)
Other	742	17,741	16,999	4,178	32,996	28,818
Total	$113,494	$790,060	$676,566	$186,781	$1,038,520	$851,739
General and administrative costs increased by $676.6 million, or 596%, and $851.7 million, or 456%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year, primarily due to $677.3 million of share-based compensation recognized in the three months ended September 30, 2021 as vesting conditions were met upon our IPO, including $360.9 million related to Market-Based RSUs granted to our founders. Other employee compensation, benefits, and overhead increased by $38.0 million and $88.6 million as we continued to increase our general and administrative personnel to support the growth of our business. The increases of $10.0 million and $52.8 million in professional fees primarily related to legal services and were offset by decreases of $65.7 million and $2.6 million in costs associated with certain legal settlements. Refer to Note 16 of our unaudited condensed consolidated financial statements for more information.

Change in Fair Value of Convertible Notes and Warrant Liability

	Three months ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Change in fair value of convertible notes and warrant liability	$—	$25,336	$25,336	$—	$2,045,657	$2,045,657
Change in fair value of convertible notes and warrant liability was due to the mark-to-market adjustment of the convertible notes and warrants we issued in February 2021. Upon completion of our IPO, the aggregate outstanding principal and accrued interest of the convertible notes converted into 137.3 million shares of Class A common stock and the warrants became equity-classified, which resulted in the warrant liability being reclassified to additional paid-in capital. Refer to Note 7 of our unaudited condensed consolidated financial statements for more information.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021	$ Change	2020	2021	$ Change
Provision for (benefit from) income taxes	$(333)	(50,244)	$(49,911)	$115	(958)	$(1,073)
Benefit from income taxes increased by $49.9 million for the three months ended September 30, 2021, compared to the three months ended September 20, 2020. The increase was primarily due to the recognition of tax benefits from share-based compensation upon IPO and from the change in current federal and state taxes payable for the three months ended September 30, 2021.
Provision for income taxes decreased by $1.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was primarily due to the income tax benefit recognized from the partial release of our valuation allowance resulting from the recognition of net deferred tax liabilities in connection with the Say Technologies acquisition, and offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and by our current state taxes payable for the nine months ended September 30, 2021. Refer to Note 8 of our unaudited condensed consolidated financial statements for more information.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through issuances of preferred stock and convertible notes, borrowings from credit facilities, and cash flow from operating activities.
As of September 30, 2021, our primary sources of liquidity were our cash and cash equivalents of $6.17 billion and our revolving credit facilities. On August 2, 2021, we closed our IPO of our Class A common stock and on August 31, 2021, we sold additional shares of Class A common stock pursuant to the option granted to the underwriters. The total net proceeds received were approximately $2.05 billion after deducting underwriting discounts, commissions and offering expenses payable by us.
Based on our current level of operations, we believe our available cash, available borrowings, and cash provided by operations will be adequate to meet our current liquidity needs for the next 12 months. Our future capital requirements will depend on many factors, including but not limited to, our growth rate, headcount, sales and marketing activities, research and development efforts, capital expenditures, the introduction of new products and offerings, potential merger and acquisition activity, other strategic initiatives, volatility in the market or in certain securities and trading volume of our customers which may require us to seek additional equity or debt financing.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in thousands)	2020	2021
Cash provided by (used in):
Operating activities	$1,529,548	$(609,141)
Investing activities	(23,290)	(179,475)
Financing activities	1,270,937	5,209,513
Cash provided by and used in operating activities consisted of net loss adjusted for certain non-cash items including change in fair value of convertible notes and warrant liability, share-based compensation expense, provision for credit losses, depreciation and amortization, as well as the effect of changes in operating assets and liabilities. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments, and vendor payment terms.
For the nine months ended September 30, 2020, cash provided by operating activities was $1,529.5 million partially due to a net loss of $5.6 million, adjusted for the add back of non-cash expenses of $58.6 million, consisting primarily of provision for credit losses of $44.3 million, depreciation and amortization of $6.6 million, and share-based compensation expense of $5.3 million. Additionally, the cash generated from operating activities increased due to a net inflow from changes in operating assets and liabilities of $1,476.5 million, primarily due to an increase in payables to users of $2,729.6 million, driven by an increase in customer cash held and an increase in collateral received for securities loaned of $487.9 million offset by an increase in receivables from users, net of $1,662.8 million driven by an increase in margin receivables due to the growth in our user base.
For the nine months ended September 30, 2021, cash flows used in operating activities was $609.1 million, primarily due to a net loss of $3,263.2 million, adjusted for the add back of non-cash expenses of $3,375.7 million, consisting primarily of change in fair value of convertible notes and warrant liability of $2,045.7 million, share-based compensation expense of $1,252.6 million, provision for credit losses of $61.8 million, and depreciation and amortization of $15.7 million. Additionally, there was a cash outflow due to changes in operating assets and liabilities of $721.6 million, primarily due to an increase in receivables from users, net, of $2,805.0 million, driven by an increase in margin receivables due to growth in our user base offset by an increase in collateral received for securities loaned of $1,208.5 million and an increase in payables to users of $913.9 million driven by an increase in customer cash held in line with the growth in our user base.
For the nine months ended September 30, 2020 cash flows used in investing activities were $23.3 million and primarily consisted of $17.6 million in purchases of property, software and equipment and $5.7 million in capitalization of internally developed software. For the nine months ended September 30, 2021, cash flows used in investing activities were $179.5 million, which primarily consisted of $119.2 million used for business acquisitions. Additionally, cash flows used in investing activities included $46.1 million in purchases of property, software, and equipment and $12.6 million in capitalization of internally developed software.
For the nine months ended September 30, 2020, cash flows provided by financing activities were $1,270.9 million, which primarily consisted of the proceeds from issuance of redeemable convertible preferred stock, net of issuance costs of $1,267.4 million. For the nine months ended September 30,

2021, cash flows provided by financing activities were $5,209.5 million, which primarily consisted of proceeds from the issuance of convertible notes and warrants of $3,552.0 million and proceeds of $2,057.5 million from issuance of common stock in connection with our IPO, net of offering costs, offset by taxes paid related to net share settlement of equity awards of $411.8 million.
Regulatory Capital Requirements
Our broker-dealer subsidiaries (RHF and RHS) are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act (“Rule 15c3-1”)), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. RHS and RHF compute net capital under the alternative method as permitted by SEC Rule 15c3-1.
The tables below summarize the net capital, capital requirements and excess net capital of RHS and RHF as of periods presented:

	September 30, 2021
(in thousands)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,756,371	$124,472	$2,631,899
RHF	122,566	250	122,316
In January and February 2021, we received gross proceeds of $3.55 billion from the issuance of two tranches of convertible notes and related warrants, of which an aggregate of $2.0 billion was contributed to RHS in the first quarter of 2021. Pursuant to Rule 15c3-1 of the Exchange Act, capital contributed to RHF and RHS and included in their net capital calculation may not be withdrawn for one year from the time of contribution.
Contractual Obligations
The following table summarizes our contractual obligations as of the dates indicated below. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the dates presented.

	Payments Due by Period
	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
As of September 30, 2021	(in thousands)
Operating lease commitments	$264,789	$5,807	$67,467	$65,791	$125,724
Non-cancelable purchase commitments(1)	205,259	35,185	147,237	21,899	938
Total contractual obligations	$470,048	$40,992	$214,704	$87,690	$126,662
(1)Non-cancelable purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. They are primarily commitments for cloud infrastructure and data services, business insurance and tenant improvements.
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

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our unaudited consolidated financial statements. We base our estimates on historical experience and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. We regularly assess these estimates; however, actual amounts could differ from those estimates.
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Final Prospectus, except for the determination of the estimated fair values of tangible assets acquired, liabilities assumed, and intangible assets acquired, which are used in accounting for business combinations as discussed below.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer contracts, acquired technology, and trade names, based on expected future growth rates and margins, attrition rates, future changes in technology and royalty for similar brand licenses, useful lives, and discount rates.
Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents and segregated cash under federal and other regulations and interest incurred in relation to our credit facilities. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on pre-tax income. The analysis assumes that the asset and liability structure of our unaudited condensed consolidated balance sheets would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position as of December 31, 2020 and September 30, 2021, indicate that a hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results. We also have exposure to change in interest rates related to our variable-rate credit facilities, which are described under “—Liquidity and Capital Resources” above. However, as there were no outstanding borrowings under our credit facilities as of September 30, 2021, we had limited financial exposure associated with changes in interest rates as of such date.
Our measurement of interest rate risk involves assumptions that are inherently uncertain and, as a result, our analysis might not precisely estimate the actual impact of changes in interest rates on net interest revenues. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.
Market-Related Credit Risk
We are indirectly exposed to equity securities risk in connection with securities collateralizing margin receivables, as well as risk related to our securities lending activities. We manage risk on margin and securities-based lending by requiring customers to maintain collateral in compliance with internal and, as applicable, regulatory guidelines. We monitor required margin levels daily and require our customers to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor customer accounts to detect excessive concentration, large orders or positions, and other activities that indicate increased risk to us. We manage risks associated with our securities lending activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis, by requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation (the “OCC”).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements — Note 16 — Commitments and Contingencies — Contingencies.”

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information included in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Quarterly Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

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
•We might not continue to grow in line with historical rates.
•Our results of operations and other operating metrics fluctuate from quarter to quarter, which makes these metrics difficult to predict.
•We have incurred operating losses in the past and might not be profitable in the future.
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
•If we do not maintain the capital levels required by regulators and SROs, or do not satisfy the cash deposit and collateral requirements imposed by certain other SROs such as DTC, NSCC and OCC, our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions, which could harm our business, financial condition, operating results, cash flows and prospects. In a worst-case scenario, failure to maintain these requirements could lead to our broker-dealer business being liquidated or wound down.
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
•Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.
•The prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies may cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.
•Our failure to properly handle cash, securities and cryptocurrencies held on behalf of customers could harm our business and reputation.
•Substantial future sales of shares of our Class A common stock in the public market could cause the trading price of our Class A common stock to fall.
•The multi-class structure of our common stock has the effect, prior to the Final Conversion Date, of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. In addition, future issuances of our Class C common stock, if any, could prolong the duration of our founders’ voting control.
Risks Related to Our Business
We have a limited operating history, which makes it difficult to evaluate our business and prospects and increases the risks associated with an investment in our Class A common stock.
We began operations in 2013, publicly launched our first product in 2015, and have since continued to introduce new products and services to our platform, such as buying and selling of select options and cryptocurrencies in 2018, our cash management services (which we refer to as our “Cash Management” product) and our fractional shares program in 2019 and recurring investments in 2020. As a result, our business model has not been fully proven and we have limited financial data that can be used to evaluate our current business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks. Our historical revenue growth should not be considered indicative of our future performance. For example, our operating history has coincided with an extended period of general macroeconomic growth in the United States, particularly in U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant downturn in U.S. equity markets and cannot assure that we will be able to respond effectively to any such downturn or slowdown in the future. We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing and heavily regulated industries, including achieving market acceptance of our products and services, attracting and retaining customers, complying with laws and regulations that are subject to evolving interpretations and application and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to maintain positive cash flows from operations or profitability in any given period, or at all.

We have grown rapidly in recent years and we have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our financial performance may suffer and our brand and company culture may be harmed.
We have expanded our operations rapidly and have limited operating experience at our current size and scale. Between December 31, 2018 and September 30, 2021, our employee headcount increased from 289 to approximately 3,400, and we expect our headcount to continue to grow for the foreseeable future. Further, our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a dispersed and growing employee base. Competition for skilled personnel in our industry is intense, especially in the San Francisco Bay Area, where our headquarters is located and where we have a substantial presence and need for highly skilled personnel, and if we are unable to recruit and retain enough suitable personnel to support our growth as we seek to expand our operations, we may be unable to successfully expand or maintain our operations or achieve our corporate objectives.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including geographically expanding our presence, expanding through acquisitions of other businesses or talent and through developing our infrastructure, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Failure to scale and preserve our company culture as we grow could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. The ongoing effects of the COVID-19 pandemic, including our transition to having a more dispersed, remote-working employee base, may exacerbate these challenges.

Our growth strategy contemplates significant expenditures for marketing, investing in customer support, acquisitions, expansion into new countries and markets, enhancements to our current offerings and development of new products and services, and we cannot guarantee that we will be successful in these efforts. In addition, our business is highly dependent on our technology platform, and we also rely on certain third-party service providers and computer systems. Any failure to maintain or upgrade our technology or network infrastructure effectively to support our growth, particularly as our customer base grows and we experience any corresponding surges in trading volume, or any interruption in the third-party services or deterioration in the quality of their service or performance, could result in unanticipated system disruptions, partial or full platform outages or other performance problems which have in the past and may in the future result in degraded service, costly litigation, regulatory and U.S. Congressional inquiries, examinations and investigations, customer dissatisfaction, arbitration and complaints and reputational harm and may have an adverse effect on our business. For example, we experienced (i) the “March 2020 Outages” (defined above in Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report) and (ii) partial service outages and degraded service on our cryptocurrency platform in mid-April and early May 2021, caused by a surging demand for cryptocurrency trading (the “April-May 2021 Outages”). See “Risks Related to Our Platform, Systems and Technology—Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.” and “Risks Related to Our Platform, Systems and Technology—We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.” In addition, our customer service team has historically experienced, from time to time, and continues to experience backlogs responding to customer support requests, including in connection with the April-May 2021 Outages, and reviewing new account applications, due to significant spikes in volumes. Further, any growth must be accomplished in a manner that is consistent with regulatory requirements that apply to our business. If we do not adapt to meet these evolving challenges and requirements, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, we may face regulatory obstacles, including adverse enforcement actions, other regulatory restrictions or limitations or failure to obtain regulatory approvals required for certain types of growth, and our company culture may be harmed. We may also experience difficulties in providing adequate customer support to our growing customer base. Failure to improve, maintain or increase customer support now or in the future may inhibit our growth.

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

We might not continue to grow in line with historical rates.
We have grown rapidly over the last few years. In particular, since March 2020, we have experienced a significant increase in revenue, MAU, AUC and Net Cumulative Funded Accounts. For example, for the years ended 2019 and 2020, our revenue was $277.5 million and $958.8 million, respectively, representing annual growth of 245%. In addition, for the nine months ended September 30, 2021, during which we experienced high trading volume and account sign-ups as well as high market volatility, particularly in certain market sectors, our revenue was $1,452.4 million, as compared to $641.3 million for the nine months ended September 30, 2020, and, on September 30, 2021, we had Net Cumulative Funded Accounts of 22.4 million, as compared to 11.4 million on September 30, 2020, representing growth of 126% and 97%, respectively.

The circumstances that have accelerated the growth of our business might not continue in the future, and we expect the growth rates in revenue, MAU, AUC and Net Cumulative Funded Accounts to decline in future periods, and such declines could be significant. It is also possible that revenue, MAU, AUC and Net Cumulative Funded Accounts might fail to grow at all, and might decline. For example, sequentially from the three months ended June 30, 2021 to the three months ended September 30, 2021, revenue declined by 35% and Net Cumulative Funded Accounts remained flat. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our historical revenue growth rate is likely to decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate (or negative growth) as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth, an insufficient number of market makers or the unwillingness or inability of our existing market makers to execute our customers’ trade orders as order volumes increase, regulatory changes that limit our business activities or restrict the activities we are authorized to conduct, increasing regulatory costs, increasing capital requirements imposed by regulators and SROs, as well as cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, economic conditions that reduce financial activity and the maturation of our business, among others. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected. For more information about MAU, AUC and Net Cumulative Funded Accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics.”

Our results of operations and other operating metrics fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our results of operations are heavily reliant on the level of trading activity on our platform and net deposits. In the past, our results of operations and other operating metrics have fluctuated from quarter to quarter, including due to movements and trends in the underlying markets, changes in general economic conditions, interest in investing, and fluctuations in trading levels, each of which is outside our control and will continue to be outside of our control. Additionally, our limited operating history makes it difficult to forecast our future results. As a result, period-to-period comparisons of our results of operations might not be meaningful, and our past results of operations should not be relied on as indicators of future performance. Further, we are subject to additional risks and uncertainties that are frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, which could include:

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
•increases in marketing, sales, compensation (for example, due to increased headcount), cloud infrastructure, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•the timing and amount of non-cash expenses, such as share-based compensation and asset impairment;
•the success of our expansion into new markets, products and services, such as cryptocurrency trading, fractional shares trading or our Cash Management product;
•trading activity in global markets or the demand for financial services products generally;
•trading volume and the prevailing trading prices for crypto assets, whose trading prices and volume can be highly volatile;
•changes in the adoption and use of cryptocurrencies and the public perception thereof;
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

We have incurred operating losses in the past and might not be profitable in the future.
We incurred operating losses each year from our inception in 2013 through 2019, including net losses of $6.1 million, $57.5 million, and $106.6 million for fiscal 2017, 2018, and 2019, respectively. Although we generated positive net income for fiscal 2020, our operating expenses have been increasing in 2021 and we expect them to continue to increase in the future as we increase our sales and marketing efforts, continue to invest in research and development, further develop our products and services, increase our headcount, improve and expand our customer support functions and expand into new geographies. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue by an amount sufficient to offset our increased operating expenses or to become profitable again. After experiencing rapid growth in the first two quarters of 2021, our total net revenues declined sequentially in the third quarter of 2021 and might continue to decline for a number of reasons, which could include slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth, an insufficient number of market makers or the unwillingness or inability of our existing market makers to execute our customers’ trade orders as order volumes increase, increasing regulatory costs, increasing capital requirements imposed by regulators and SROs, as well as cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, economic conditions that reduce financial activity and the maturation of our business, among others. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected. If we are unable to generate adequate revenue growth and offset our operating expenses, we might continue to incur significant losses and might not be able to achieve profitability in the future.
Because a majority of our revenue is transaction-based (including PFOF), reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers and any new regulation of, or any bans on, PFOF and similar practices may result in reduced profitability, increased compliance costs and expanded potential for negative publicity.

A majority of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, we receive “Transaction Rebates.” In the case of equities, the fees we receive are typically based on the size of the publicly quoted bid-ask spread for the security being traded; that is, we receive a fixed percentage of the difference between the publicly quoted bid and ask at the time the trade is executed. For options, our fee is on a per contract basis based on the underlying security. In the case of cryptocurrencies, our rebate is a fixed percentage of the notional order value. Within each asset class, whether equities, options or cryptocurrencies, the transaction-based revenue we earn is calculated in an identical manner among all participating market makers. We route equity and option orders in priority to participating market makers that we believe are most likely to give our customers the best execution, based on historical performance (according to order price, trading symbol, availability of the market maker and, if statistically significant, order size), and, in the case of options, the likelihood of the order being filled is a factor as well. For cryptocurrency orders, we route to market makers based on price and availability of the market maker.

For the year ended December 31, 2020, revenue derived from PFOF and Transaction Rebates represented 75% of our total revenues, with 72% of total revenues derived from PFOF and 3% of total revenues derived from Transaction Rebates, and for the nine months ended September 30, 2021, represented 78% of our total revenues, with 52% of total revenues derived from PFOF and 26% of total revenues derived from Transaction Rebates. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten spreads on transactions, which could lead to a decrease in our PFOF earned from market makers. In addition, the regulatory landscape involving cryptocurrencies is constantly evolving and is subject to change, and future regulatory actions or policies may reduce the demand for cryptocurrency trading and may materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues. See “Risk Factors—Risks Related to Cryptocurrency Products and Services—Regulation of the cryptocurrency industry continues to evolve and is subject to change. Moreover, securities and commodities laws and regulations, accounting standards, and other bodies of laws can apply to certain cryptocurrency businesses. These laws, standards and regulations are complex and our interpretations of them may be subject to challenge by the relevant regulators or other bodies. Future regulatory developments are impossible to predict with certainty. Changes in laws and regulations, or our failure to comply with them, may negatively impact our ability to allow customers to buy, hold and sell cryptocurrencies with us in the future and may significantly and adversely affect our business” for more information. Our transaction-based revenue could also be harmed by decreased levels of trading generally.

Risks Related to our Business Relationships with Market Makers

Our PFOF and Transaction Rebate arrangements with market makers are a matter of practice and business understanding and not documented under binding contracts. For the nine months ended September 30, 2021, 59% of our total revenues came from four market makers. If any of these market makers, or any other market makers with whom we do business, were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we may have little to no recourse and, if there are no other market makers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement market makers in a timely manner, our transaction-based revenue would be impacted negatively. This risk is particularly heightened for RHC as there are very few market makers that are currently able to execute cryptocurrency trades. Furthermore, if market makers decide to alter our fee structure, our transaction-based revenue could be impacted negatively. Any decrease in transaction-based revenue from market makers could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in November 2018, the SEC amended its rules relating to broker-dealer disclosure of order handling and routing to require that, among other things, such public disclosures must now describe additional detail regarding terms of PFOF arrangements and profit-sharing relationships that may influence a broker-dealer’s routing decision, including information about average rebates the broker received from, and fees the broker paid to, market makers. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined above in Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report), in which our Co-Founder and CEO, Vladimir Tenev, provided testimony. There is no guarantee that the SEC, other regulatory authorities or legislative bodies will not adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise, including regulation that could substantially limit or ban such practices, or pursue additional inquiries or investigations relating to PFOF practices. For example, in May 2019, the SEC’s Enforcement Division commenced an investigation into our best execution and PFOF practices, alleging that we did not conduct a regular and rigorous review of our execution quality, resulting in certain customers experiencing lower execution quality, and that we made certain materially misleading statements regarding our sources of revenue, which may have misled customers about the extent of our PFOF practices. The investigation resulted in a settlement (in connection with which we neither admitted nor denied those allegations) and payment by our subsidiary, RHF, of a $65 million fine in December 2020 and a requirement to retain an independent consultant. Also beginning in December 2020, putative class actions were filed against us in federal district courts generally relating to the same factual allegations as the SEC matter that settled in December 2020, as described under “Risks Related to Regulation and Litigation—We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.” See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report. In an August 2021 interview, Gary Gensler, Chair of the SEC, commented that a full ban of PFOF was “on the table.” Any new or heightened PFOF regulation may result in increased compliance costs and otherwise may materially decrease our transaction-based revenue, and may also make it more difficult for us to expand our platform in certain jurisdictions. Because certain of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or ban of PFOF could have an outsized impact on our results of operations. Additionally, if our customers or potential customers believe that they may get better execution quality (including better price improvement) directly from stock exchanges or from our competitors that have different execution arrangements, or if they perceive our PFOF practices to create a conflict of interest between us and them, they may favor our competitors. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity, which could have an adverse effect on our business, financial condition and results of operations. The potential for such PFOF regulation has also had, and may have in the future, a significant adverse effect on the trading price of our Class A common stock.

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions, we faced allegations that our decision to temporarily prevent our customers from purchasing certain specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek "best execution" of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF might themselves generate negative publicity associated with PFOF.

If our customers begin to disfavor PFOF or Transaction Rebate practices generally or the specific market markers with whom we do business due to any negative media attention, they may have an adverse view of our business model and decide to limit or cease the use of our platform. Additionally, some customers may prefer to invest through our competitors that do not engage in PFOF or Transaction Rebate practices or engage in them differently than do we. Any such loss of customer engagement as a result of any negative publicity associated with PFOF or Transaction Rebate practices could have an adverse effect on our business, financial condition and results of operations.

As registered broker-dealers, our subsidiaries RHS and RHF are subject to “best execution” requirements under SEC guidelines and FINRA rules. We could be penalized if we fail to comply with these requirements and these requirements could be modified in the future in a way that could harm our business.

As registered broker-dealers, our subsidiaries RHS and RHF are subject to “best execution” requirements under SEC guidelines and FINRA rules, which require RHF and RHS to obtain the best reasonably available terms for customer orders. In part, this requires broker-dealers to use reasonable diligence so that the price to the customer is as favorable as possible under prevailing market conditions, taking into account, among other things, the character of the market for the security, the size and type of the transaction, the number of markets checked, accessibility of quotations and the terms and conditions of the order as communicated by the broker-dealer’s customer. Although a broker-dealer is not required to examine every customer order individually for compliance with its duty of best execution, it must undertake regular and rigorous reviews of the quality of its customer order executions.

In May 2019, the SEC’s Enforcement Division commenced an investigation into our best execution and PFOF practices, alleging that we did not conduct a regular and rigorous review of our execution quality, resulting in certain customers experiencing lower execution quality, and that we made certain materially misleading statements regarding our sources of revenue, which may have misled customers about the extent of our PFOF practices. The investigation resulted in a settlement (in connection with which we neither admitted nor denied those allegations) and payment by our subsidiary, RHF, of a $65 million fine in December 2020 and a requirement to retain an independent consultant. Additionally, in December 2019, FINRA brought a disciplinary action against RHF in connection with alleged noncompliance with best execution rules during the 2016 to 2017 timeframe, which resulted in a settlement and payment by RHF of a $1.25 million fine. We cannot guarantee that we will not face additional investigations or penalties in the future related to allegations about our best execution practices.

We also may be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, PFOF practices and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. In his September 2021 testimony before the U.S. Senate Committee on Banking, Housing and Urban Affairs, Gary Gensler, Chair of the SEC, described a number of on-going projects he had instructed SEC staff to pursue related to market structure, including review of PFOF, best execution in the context of the National Best Bid and Offer system and cryptocurrency asset markets and trading platforms. Chair Gensler made similar comments in his October 2021 testimony before the U.S. House Committee on Financial Services, including noting that the National Best Bid and Offer system might benefit from modernization and might no longer necessarily be an appropriate baseline from which to measure price improvement in the context of assessing best execution. There is no guarantee that these bodies will not adopt additional regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulation could have a material impact on our business and our primary source of revenue. For additional information, see “Risks Related to Regulation and Litigation—Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.”

Proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition and results of operations.

Certain members of the U.S. Congress and individual state legislatures have from time to time proposed the imposition of new taxes on a broad range of financial transactions, including transactions that occur on our platform, such as the buying and selling of stocks, derivative transactions and cryptocurrencies. For example, the Wall Street Tax Act of 2021, H.R. 328, which was introduced into the U.S. Congress in January 2021, would impose a 0.1% excise tax on certain covered transactions. If enacted, such financial transaction taxes could increase the cost to customers of investing or trading on our platform and reduce or adversely affect U.S. market conditions and liquidity, general levels of interest in investing and the volume of trades and other transactions from which we derive transaction-based revenues. While it is difficult to assess the impact the proposed taxes could have on us, if a financial transaction tax is implemented in any jurisdiction in which we operate, our business, financial condition or results of operations could suffer a material adverse effect, and we could be impacted to a greater degree than other market participants.

We may require additional capital to satisfy our liquidity needs and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, may result in stockholder dilution, or may be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements and margin lending. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiaries, RHF and RHS, are each subject to Rule 15c3-1 under the Exchange Act (the “Uniform Net Capital Rule”), which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and RHS is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. In addition, as a clearing and carrying broker-dealer, RHS is subject to cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, which may fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. Because stock trades generally settle at the clearinghouse two days after execution (a settlement cycle referred to as “T+2”), clearinghouses require RHS to deposit funds to ensure that RHS can meet its settlement obligations. These deposit requirements are designed to mitigate risk to the clearinghouse and its participants and can be large, especially if positions are concentrated in particular stocks, are predominantly in the same direction (i.e., predominantly buys or predominantly sells) or if the stock market is volatile. The funds deposited are RHS funds and, under SEC rules, customer funds are not available to be used to satisfy clearinghouse deposit requirements. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we may be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on RHS by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, litigation and regulatory and U.S. Congressional inquiries and investigations, as well as capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements and reputational harm. We cannot assure that similar events will not occur in the future. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report and “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” for more information about the Early 2021 Trading Restrictions.

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
•litigation involving, or regulatory actions or investigations into, our platform or our business, including litigation or arbitration and regulatory and U.S. Congressional inquiries related to the Early 2021 Trading Restrictions, as well as adverse publicity regarding internal communications or documents obtained by plaintiffs during the discovery phase of litigation (for example, in

September 2021 several media outlets reported on internal messages relating to the Early 2021 Trading Restrictions);
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
•inadequate or unsatisfactory customer support experiences, including as a result of our inability to successfully and timely improve, maintain or increase our customer support capabilities. For example, prior to October 2021, we did not offer general customer support by telephone for all use cases (support was limited to certain use cases such as assistance with options trading, account security, selling issues, transfers and withdrawals); callback phone support (requested in-app) is now available to logged-in customers for all use cases, and we are working on a solution for customers who need to reach us when they are having trouble logging in to their accounts;
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

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax rates, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies, broad trends in business and finance, changes in volume of securities or cryptocurrencies trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions remain uncertain. A prolonged weakness in equity markets, such as a slowdown causing reduction in trading volume in securities, derivatives or cryptocurrency markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets, cryptocurrencies or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets, cryptocurrencies or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.

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

We are also monitoring developments related to the decision by the U.K. to leave the European Union (“EU”) on January 31, 2020 (“Brexit”) and the end of the subsequent transition period on December 31, 2020. On December 24, 2020, the U.K. and the EU agreed to enter into the EU-U.K. Trade and Cooperation Agreement, which negotiated some of the key aspects of the U.K. and EU post-Brexit relationship. Brexit and the EU-U.K. Trade and Cooperation Agreement could have implications for our U.K. subsidiary and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements for any operations we conduct or may conduct in the U.K. or EU in the future as the U.K. determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

The long-term impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain.

Since the onset of the COVID-19 pandemic in March 2020, we have seen substantial growth in our customer base, retention, engagement and trading activity metrics, as well as continued gains and periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that has encouraged an unprecedented number of first-time retail investors to become Robinhood customers and begin trading on the Robinhood platform. It is uncertain whether these trends and behavioral shifts will continue as reopening measures continue, and we might not be able to maintain the customer base we gained, or the rate of growth in our customer base that we experienced, throughout the COVID-19 pandemic. For example, the pace of growth in new funded accounts slowed considerably in the third quarter of 2021 compared to the first and second quarters of 2021. Additionally, to the extent that government stimulus measures enacted in response to the pandemic have contributed to this increase in customer engagement, there could be a negative impact on future customer engagement, as those stimulus measures expire. For example, we saw Monthly Active Users decline from 21.3 million in the second quarter of 2021 to 18.9 million in the third quarter of 2021. Further, if the financial markets experience a downturn, we may have difficulty retaining customers, particularly any first-time retail investors, who might elect not to continue to invest in the financial markets by trading on our platform or at all due to any number of factors: as a result of any such downturn, a lack of access to additional stimulus funds, the ability to resume pre-COVID-19 activities, or otherwise. To the extent that customer preferences revert to pre-COVID-19 behaviors or the financial markets experience reduced volatility or decline, there could be an adverse effect on our business, financial condition and results of operations.

Notwithstanding the foregoing, the COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, could adversely impact our customers, employees and business partners, and continue to disrupt our operations, including as the pandemic contributes to a general slowdown in the global economy. The COVID-19 pandemic resulted, in part, in inefficiencies or delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce is largely working remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to reintegrate our workforce or the ability of our workforce to adapt to the long-term distributed workforce model we have adopted (with some employees part- or full-time remote, and others not), the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict. As vaccination rates among the population have increased, in the fourth quarter of 2021 we started to allow some employees to voluntarily return to work in our corporate offices but the timing of any full return for those employees who are not permanently remote has not been determined and will be impacted by developments related to the pandemic. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. A sustained or prolonged COVID-19 pandemic or a resurgence could exacerbate the factors described above and intensify the impact on our business, financial condition and results of operations.

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

We currently do not offer services to the public outside the United States. However, we have corporate subsidiaries, offices, and some employees or contractors, in each of the U.K. and the Netherlands (and, in the case of the U.K., our U.K. subsidiary is authorized and regulated by the U.K. Financial Conduct Authority).

We might further expand our operations to other countries outside of the United States, which will require significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

•difficulty establishing and managing international operations and the increased operations, travel, infrastructure and legal and compliance costs associated with locations in different countries or regions;
•the need to understand and comply with local laws, regulations and customs in multiple jurisdictions, including laws and regulations governing broker-dealer or regulated entity practices, some of which may be different from, or conflict with, those of other jurisdictions, and which might not permit us to operate our business or collect revenues in the same manner as we do in such other jurisdictions;

•our interpretations of local laws and regulations, which may be subject to challenge by local regulators;
•difficulties or delays in obtaining and/or maintaining the regulatory permissions, registrations, authorizations, licenses or consents that may be required to offer certain products in one or more international markets;

•difficulties in managing multiple regulatory relationships across different jurisdictions on complex legal and regulatory matters;
•if we were to engage in any merger or acquisition activity internationally, this is complex and would be new for us and subject to additional regulatory scrutiny or approvals;
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
•the need to offer customer support and other aspects of our offering (including websites, articles, blog posts and customer support documentation) in various languages or locations;
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
•taxation of our international earnings and potentially adverse tax consequences due to requirements of or changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•political or social change or unrest or economic instability in a specific country or region in which we operate.
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

We receive a high volume of media coverage, which has increased as our company has grown. We have also received and may continue to receive negative media coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents or other performance problems relating to our platform, such as the March 2020 Outages and the April-May 2021 Outages, are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report and “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” for more information about the Early 2021 Trading Restrictions and the March 2020 Outages.

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

Federal, state and non-U.S. regulators and SROs, including the SEC and FINRA, among other things, can investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We may fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We may be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations or more rigorous enforcement. For example, the practice of PFOF may be limited substantially by new or revised laws or regulations, which would materially decrease our transaction-based revenue, or banned entirely, which could require us to make significant changes to our revenue model, and such changes may not be successful. A discussion draft of a bill that would prohibit PFOF was introduced on May 3, 2021, in the House of Representatives, Committee on Financial Services. In addition, in an August 2021 interview, Chair Gensler commented that a full ban of PFOF was “on the table.” We also may be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation.

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

From time to time, we have been, and expect to continue to be, subject to legal and regulatory proceedings arising out of our business practices and operations, including lawsuits, arbitration claims, and regulatory, governmental and SRO inquiries, examinations, investigations and enforcement proceedings, as well as other actions and claims, that have resulted in fines, penalties, and monetary settlements. For example:

•In May 2019, the SEC’s Enforcement Division commenced an investigation into best execution and PFOF practices of our subsidiary, RHF, as well as statements concerning its sources of revenue, including the fact that, in FAQs on our website describing how it made money, and in certain communications with customers addressing the same issue, RHF had omitted PFOF when it described its revenue sources. In December 2020, RHF, on a neither admit nor deny basis, consented to the entry of an SEC order (i) requiring RHF to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act and Section 17(a) of the Exchange Act and Rule 17a-4 thereunder; (ii) censuring RHF; and (iii) requiring RHF to pay a $65 million civil penalty. RHF paid the $65 million penalty in cash and also agreed to engage an independent compliance consultant. As a result of the cease-and-desist order, we are now considered an “ineligible issuer” as defined under Rule 405 of the Securities Act. See also “—As a result of our recent settlement with the SEC, we are currently considered an ‘ineligible issuer,’ which limits our ability to use certain free writing prospectuses in securities offerings and will delay our ability to qualify as a ‘well-known seasoned issuer’ in the future” below.
•In December 2019, FINRA brought a disciplinary action against RHF in connection with alleged noncompliance with best execution rules during the 2016 to 2017 timeframe, which resulted in a settlement and payment by RHF of a $1.25 million fine.
•In March 2021, the NYDFS informed RHC of alleged violations of applicable (i) anti-money laundering and New York Banking Law requirements, including the failure to maintain and certify a compliant anti-money laundering program, (ii) notification provisions under RHC’s Supervisory Agreement with the NYDFS, and (iii) cybersecurity and virtual currency requirements, including deficiencies in our policies and procedures regarding risk assessment, lack of an adequate incident response and business continuity plan, and deficiencies in our application development security. RHC and the NYDFS have reached a settlement in principle with respect to these allegations, subject to final documentation, in connection with which, among other things, RHC expects to pay a monetary penalty and engage a monitor.
•In June 2021, RHF resolved multiple matters with FINRA, on a no admit, no deny basis, including investigations into systems outages, RHF’s options product offering, and margin-related communications with customers, among others. The resolution involved the following components: (i) charges of violations of FINRA rules; (ii) a fine of $57.0 million; (iii) customer restitution of approximately $12.6 million; (iv) a censure; and (v) engagement of an independent consultant.
In addition, we have been subject, and, given the highly regulated nature of the industries in which we operate, expect that we will be subject in the future, to a number of SEC and FINRA examinations and investigations, including examinations and investigations related to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements and anti-money laundering and other financial crimes regulations, cybersecurity matters and our business continuity plans. We have also been subject, and may be subject in the future, to inquiries, investigations and examinations by other federal agencies such as the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and state regulatory agencies, such as the MSD and the NYDFS. For example, in December 2020, the Enforcement Section of the MSD filed an administrative complaint against us, alleging three counts of Massachusetts securities law violations regarding alleged unethical and dishonest conduct or practices, failure to supervise, and failure to act in accordance with the Massachusetts fiduciary duty standard, which became effective on March 6, 2020 and had an effective enforcement date beginning September 1, 2020. Among other things, the MSD alleges that our product features and marketing strategies, outages, and options trading approval process constitute violations of Massachusetts securities laws. The initial complaint seeks, among other things, injunctive relief (seeking a permanent cease and desist order), censure, unspecified restitution, unspecified disgorgement, the appointment of an independent consultant and an unspecified administrative fine. The proposed amended complaint also seeks revocation of RHF's license to operate in Massachusetts. If RHF were to lose its license to operate in Massachusetts, we would not be able to acquire any new customers in Massachusetts, and we expect that our current customers in Massachusetts would be unable to continue utilizing any of the services or products offered on our platform (other than closing their positions) and that we may be forced to transfer such customers’ accounts to other broker-dealers. Additionally, revocation of RHF’s Massachusetts license could trigger similar disqualification or proceedings to restrict or condition RHF’s registration by other state regulators. A revocation of RHF’s license to operate in Massachusetts would result in RHF and RHS being subject to statutory disqualification by FINRA and the SEC, which would then result in RHF needing to obtain relief from FINRA subject to SEC review in order to remain a FINRA member and RHS possibly needing relief from FINRA or other SROs. RHF has engaged in settlement discussions with the MSD at certain times since the MSD filed its initial complaint; however, such negotiations have not been successful and RHF is currently not engaged in any such settlement discussions with the MSD. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

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
RHM, RHF, RHS and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the USAO, the U.S. Department of Justice, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received inquiries from the SEC’s Division of Examinations and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include inquiries related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. In addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided or will provide testimony with respect to the Early 2021 Trading Restrictions. We are cooperating with these investigations and examinations. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

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

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the events surrounding the January 2021 market volatility and disruptions surrounding Gamestop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including PFOF and options trading. Chair Gensler, was one of the witnesses at the third hearing, held on

May 6, 2021, and in his testimony he indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on June 11, 2021, also identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. On August 27, 2021, the SEC issued a request for information and public comment on matters related to the use of digital engagement practices by broker-dealers and investment advisers, including behavioral prompts, differential marketing, game-like features and other design elements or features designed to engage with retail investors on digital platforms (e.g., websites, portals and applications), as well as related analytical and technological tools and methods. In an August 2021 interview, Chair Gensler commented that a full ban on PFOF was “on the table.” In his September 2021 testimony before the U.S. Senate Committee on Banking, Housing and Urban Affairs, Chair Gensler described a number of on-going projects he had instructed SEC staff to pursue related to market structure, including review of PFOF, best execution in the context of the National Best Bid and Offer system and cryptocurrency asset markets and trading platforms. Chair Gensler made similar comments in his October 2021 testimony before the U.S. House Committee on Financial Services, including noting that the National Best Bid and Offer system might benefit from modernization and might no longer necessarily be an appropriate baseline from which to measure price improvement in the context of assessing best execution. Also in October 2021, the SEC staff released its report on the equity and options market structure conditions surrounding the Early 2021 Trading Restrictions, which concluded in part that the episode may "present an opportunity to reflect" on market structure issues such as digital engagement practices, PFOF, dark pool trading, and other structures that affect Robinhood’s operations.

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

As a result of our 2020 settlement with the SEC, we are currently considered an “ineligible issuer,” which limits our ability to use certain free writing prospectuses in securities offerings and will delay our ability to qualify as a “well-known seasoned issuer” in the future.

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

For example, beginning in March 2020, 15 putative class actions and one individual action were filed against RHM, RHF and RHS in state and federal district courts relating to the March 2020 Outages. One of the putative class actions and the individual action were voluntarily dismissed following settlements between the parties. Thirteen of the remaining putative class actions have been consolidated as In re Robinhood Outage Litigation in the United States District Court for the Northern District of California. The one remaining putative class action, Withouski v. Robinhood Financial LLC, et al., pending in the Superior Court of the State of California, County of San Mateo, has been stayed by agreement of the parties. The lawsuits generally allege that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and RHM, RHF and RHS failed to implement appropriate backup systems. The lawsuits include, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuits generally seek damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. Fact discovery has been completed and expert discovery is currently scheduled to be completed in October 2021.

We also received notice that approximately 1,600 jointly represented customers may pursue arbitration of individual claims against us arising out of the March 2020 Outages, in addition to other alleged system outages. In September 2021, approximately 400 of those customers initiated an arbitration through FINRA Dispute Resolution.
Additionally, beginning in December 2020, seven putative securities fraud action lawsuits have been filed against us in federal district courts relating to the execution of trades and revenue sources (including PFOF). Five of the actions were consolidated; one was voluntarily dismissed without prejudice; and one is proceeding separately. The lawsuits generally relate to the same factual allegations as the SEC matter that settled in December 2020, as described above under “—We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.” The consolidated lawsuit includes, among other things, claims for violations of Section 10(b) of the Exchange Act and various state law causes of action, and seeking damages, restitution, disgorgement and other relief. The final lawsuit, filed in the United States District Court for the Southern District of Florida against RHF as well as several market makers, alleges that RHF breached its fiduciary duties to customers and that the market makers aided and abetted RHF’s breach.

In addition, approximately 55 putative class actions and four individual actions have been filed against one or more of RHM, RHF and RHS in various federal and state courts relating to the Early 2021 Trading Restrictions. Several of the federal cases have been consolidated under two complaints seeking monetary damages. The first complaint asserts a federal antitrust claim; the second complaint asserts negligence and breach of fiduciary duty claims, as well as tortious interference with contract and business relationship, civil conspiracy and breach of the covenant of good faith and fair dealing and implied duty of care. Additional federal securities claims will proceed separately. RHM, RHF, RHS and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the USAO, the U.S. Department of Justice, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received inquiries from the SEC’s Division of Examinations and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and

AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include inquiries related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. In addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided or will provide testimony with respect to the Early 2021 Trading Restrictions. In addition, we have also received a high degree of media coverage, including negative media coverage, as well as complaints from our customers about us and our platform in connection with the Early 2021 Trading Restrictions. Given our brand and our reputation are two of our most important assets, any damage to our brand and reputation as a result of such negative media coverage could have an adverse effect on our business, financial condition and results of operations.

Further, in January 2021, a putative class action was filed in California Superior Court (Santa Clara County) against RHF and RHS by Siddharth Mehta, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiffs generally allege that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seek monetary damages and injunctive relief. In June 2021, RHF and RHS filed a motion to dismiss the second amended complaint, which was granted in part and denied in part in September 2021.

For more information about litigation matters and other regulatory and legal proceedings in which we are involved, see Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report.

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

We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (“BSA”), and similar laws and regulations. The BSA is the primary U.S. anti-money laundering law and has been amended to include certain provisions of Title III of the USA PATRIOT ACT of 2001 to detect, deter and disrupt terrorist financing networks. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations. For example, in July 2020, the NYDFS issued a report of its examination of RHC citing a number of “matters requiring attention” focused primarily on anti-money laundering and cybersecurity-related issues. The matter was subsequently referred to the NYDFS’s Consumer Protection and Financial Enforcement Division for investigation. In March 2021, the NYDFS informed RHC of certain alleged violations of anti-money laundering and New York Banking Law requirements (Part 417, Part 504 and Banking Law § 44), including the failure to maintain and certify a compliant anti-money laundering program, among other violations. We refer to the foregoing matters as the “NYDFS Matter.” RHC and the NYDFS have reached a settlement in principle with respect to these allegations, subject to final documentation, in connection with which, among other things, RHC expects to pay a monetary penalty and engage a monitor. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

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

Risks Related to Our Industry, Customers, Products, and Services

We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that may be more appealing than ours to our current or potential customers.

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms, financial institutions, and technology platforms. Since the 2019 launch of our Cash Management product, which enables existing brokerage account holders to earn interest on uninvested cash in their Cash Management accounts, we have also faced competition with respect to those services from traditional consumer banking institutions. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that may benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading and no account minimums, since their introduction on our platform to compete with us. In addition, competitors may conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we may not be able to match the marketing efforts or prices of our competitors. In addition, our competitors may choose to forgo PFOF and Transaction Rebate practices, which could create downward pressure on PFOF and make it more difficult for us to continue engaging in and generating revenue through PFOF, which is a significant source of our revenue. See “—Risks Related to Our Business— Because a majority of our revenue is transaction-based (including PFOF), reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers and any new regulation of, or any bans on, PFOF and similar practices may result in reduced profitability, increased compliance costs and expanded potential for negative publicity.” for more information. We may also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

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
•attracting and retaining customers;
•recruiting and retaining highly skilled personnel and senior management;

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

We have experienced significant customer growth over the past several years. Our continued business and revenue growth is dependent on our ability to attract new customers, retain existing customers, and increase the amount that our customers use our products and services and use our premium services, such as Robinhood Gold, and we cannot be sure that we will be successful in these efforts. There are a number of factors that could lead to a decline in our number of customers or their usage of our products and services, or that could prevent us from increasing our number of customers, including:

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
•regulatory changes that restrict our ability to support or expand cryptocurrency trading;

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
As we expand our business operations and enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address. Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers and to keep existing customers engaged so that they continue to use our products and services. Our customers may choose to cease using our platform, products and services at any time, and may choose to transfer their accounts to another broker-dealer. For example, in the first quarter of 2021, we saw an increase in ACATS out as a result of an increase in customers choosing to transfer their accounts to another broker-dealer. In the first quarter of 2021, total value of ACATS out was $4.1 billion, representing 5.0% of AUC, from approximately 206,000 accounts, as compared to the quarterly average for fiscal year 2020 of $0.4 billion, representing on average 1.2% of AUC, from approximately 22,000 accounts on average. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platform in fiscal year 2020. If such channels of customer growth decline, our marketing efforts prove to be ineffective or we are unable to predict customer demands, retain current customers or attract new customers, our revenue may grow more slowly than expected, may not grow at all or may decline and have an adverse effect on our business, financial condition and results of operations.

Many of our customers are first-time investors and our trading volumes and revenues could be reduced if these customers stop trading altogether or stop using our platform for their investing activities.

Our business model focuses on making the financial markets accessible to a broad demographic of retail investors. Historically, a significant number of new customers funding accounts on our platform, often more than 50%, told us that Robinhood was their first brokerage account. In addition, in the first half of 2020, we saw a significant increase in the number of new accounts opened by first-time investors. Our success, and our ability to increase revenues and operate profitably, depends in part on such customers continuing to utilize our platform, even as global social and economic conditions shift. However, our customers do not have long-term contractual arrangements with us and can utilize our platform on a transaction-by-transaction basis and may also cease to use our platforms at any time. We may face particular challenges in retaining these investors as customers, for example as a result of a return to pre-COVID-19 behaviors, increased volatility in the financial markets or increasing availability of competing products that seek to target the same demographic. In particular, a broad decline in the equity or other financial markets could result in some of these investors exiting the markets and leaving our platform. Any significant loss of customers or a significant reduction in their use of our platform could have a material impact on our trading volumes and revenues, and materially adversely affect our business, financial condition and results of operations.

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

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. Our systems and operations, including our primary and disaster recovery data center operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions and other similar events and we have experienced such disruptions in the past. Further, we may be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platform and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition and results of operations. For example, in December 2018, we experienced a failure of our order routing technology caused by code being inadvertently pushed to the production environment that led to option trades being incorrectly routed. We temporarily halted options trading while the technology failure was repaired and we remediated customers impacted by the outage through a combination of Amazon gift cards, Robinhood Gold subscription fees and cash, resulting in estimated out-of-pocket losses to us of approximately $0.9 million.

In addition, surges in trading volume on our platform have in the past and may in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, the March 2020 Outages resulted in certain of our customers being unable to buy and sell securities and other financial products on our platform for a period of time. Similarly, the April-May 2021 Outages resulted in certain of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and may in the future experience outages. Disruptions caused by the March 2020 Outages resulted in putative class action lawsuits being filed against us (and certain of our subsidiaries) in both state and federal courts as well as regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. See “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” “—Risks Related to Regulation and Litigation—We have been subject to regulatory investigations, actions and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.” and Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report. Disruptions to, destruction of, improper access to, breach of, instability of or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform and order routing system) that allow our customers to use our products and services could result in customer attrition, costly litigation and regulatory and U.S. Congressional inquiries, increased costs, negative publicity and reputational harm, and may have an adverse effect on our business. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies may be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems. See also “—Risks Related to Finance, Accounting and Tax Matters—Our insurance coverage may be inadequate or expensive.”

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

Our products and internal systems rely on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software, which includes machine learning models, to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal use. Such errors, bugs or vulnerabilities may also result in access to non-public, confidential information regarding, among other things, our products and plans. For example, in the third quarter of 2021, media outlets learned of our plans for two features (including crypto wallet transfers) by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates.

Errors, bugs, vulnerabilities, design defects or technical limitations within the software on which we rely might lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect the data (including personal data) of our customers and our intellectual property or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities or defects might also be exploited by malicious actors and result in exposure of data of customers on our platform, or otherwise result in a security breach or other security incident. We have and might in the future need to expend significant financial and development resources to analyze, correct, eliminate, or work around such errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition and results of operations.

Our success depends in part upon continued distribution through app stores and effective operation with mobile operating systems, networks, technologies, products, hardware and standards that we do not control.

A substantial majority of our customers’ activity on our platform occurs on mobile devices. There is no guarantee that popular mobile devices will remain compatible with the Robinhood app, or that mobile device customers will continue to use our products and services rather than those of our competitors. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs or technical issues in such systems or changes in our relationships with mobile operating system providers, device manufacturers or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect customer usage of the Robinhood app. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and customers. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes may be unfavorable to us and our developers’, creators’ and customers’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements might not be clear or our interpretation of the requirements might not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

Additionally, in order to deliver a high-quality mobile experience for our customers, it is important that our products and services work well with a range of mobile technologies, products, systems, networks, hardware and standards that we do not control. We might not be successful in developing products that operate effectively with these technologies, products, systems, networks or standards. In the event that it is more difficult for our customers to access and use our app, or if our customers choose not to access or use our app on their mobile devices or use mobile products that do not offer access to our app, our customer growth and engagement could be harmed. In the event that our customers are adversely affected by these actions or if our relationships with such third parties deteriorate, our customer growth and engagement could be adversely affected and our business could be harmed.

We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.

We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services, internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems (including in connection with our Cash Management product), co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our customers and support or carry out certain regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports and other fundamental data that we provide to our customers. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business. See also “—We primarily rely on Amazon Web Services to deliver our services to customers on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition and results of operations.”

Any failures by, or security breaches of, our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased customer satisfaction and increase customer attrition, subject us to customer complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. See also “—Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.” Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of customers, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operation. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.

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

We currently host our platform and support our operations on datacenters owned and operated by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Furthermore, we do not have physical access to or control over the operations of the facilities of AWS that we use. AWS’ facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. See also “—Our platform has been, and may in the future be, subject to interruption and instability due to operational and technological failures, whether internal or external.” Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, disruptions, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.

In addition, any changes in AWS’s service levels may adversely affect our ability to meet the requirements of customers on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any of the above circumstances or events or any negative publicity arising from such disruptions may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new customers, any of which could adversely affect our business, financial condition and results of operations.

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

Concerns about security increase when we transmit information (including personal data) electronically. Electronic transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and other malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our customers or third-party service providers. Infiltration of our systems or those of our customers or third-party service providers could in the future lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential, sensitive or otherwise protected information (including personal data) and the corruption of data.

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention concerning increases in our number of customers and amount of customer assets, including since the onset of the COVID-19 pandemic, we may be a particularly attractive target of attacks seeking to access customer data or assets. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state-supported actors now engage in attacks (including advanced persistent threat intrusions). Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to protect customer data. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, including as a result of the use of mobile devices, cloud services, open source software, social media and the increased reliance on devices connected to the internet (known as the "Internet of Things"), the potential risk of security breaches and cybersecurity attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber incidents. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may also be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data.

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

To the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees may increase. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate, and our ability to monitor our third-

party service providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate or any reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions.

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

Security incidents have occurred in the past, and future incidents may result in unauthorized access to, loss of, or unauthorized disclosure of this data, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We experienced negative publicity in connection with these events and may in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. In January, 2021, a putative class action was filed against us in the Superior Court of the State of California in connection with the unauthorized access to accounts. Plaintiffs generally allege that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets. We have also received customer complaints, regulatory inquiries, examinations, enforcement actions and investigations by various state and federal regulatory bodies, including the SEC, FINRA and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. For more information, see Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, disputes, regulatory investigations, orders, damages, fines and penalties, indemnity obligations, damages for contract breach, penalties for violation of applicable laws and regulations, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

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

The NYDFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS, including RHC, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. We have in the past and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In particular, in July 2020, the NYDFS issued a report of its examination of RHC citing a number of matters, including certain of our cybersecurity practices as “matters requiring attention.” The matter was subsequently referred to the NYDFS’s Consumer Protection and Financial Enforcement Division for investigation. In March 2021, the NYDFS informed RHC of alleged violations of, among other things, cybersecurity and virtual currency (Part 500 and Part 200) requirements, including deficiencies in our policies and procedures regarding risk assessment, lack of an adequate incident response and business continuity plan, and deficiencies in our application development security. RHC and the NYDFS have reached a settlement in principle with respect to these allegations, subject to final documentation, in connection with which, among other things, RHC expects to pay a monetary penalty and engage a monitor. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

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

We may face particular privacy, data security, and data protection risks if we continue to expand into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations.

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

Risks Related to Our Brokerage Products and Services

If we do not maintain the capital levels required by regulators and SROs, or do not satisfy the cash deposit and collateral requirements imposed by certain other SROs such as DTC, NSCC and OCC, our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions, which could harm our business, financial condition, operating results, cash flows and prospects. In a worst-case scenario, failure to maintain these requirements could lead to our broker-dealer business being liquidated or wound down.

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

In addition to SEC and FINRA net capital requirements, as a clearing and carrying broker-dealer, RHS is subject to cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC, which may fluctuate significantly from time to time based upon the nature and size of customers’ trading activity and market volatility. Because stock trades generally settle at the clearinghouse two days after execution, RHS is required to deposit funds, the amount of which can be significant, to ensure that RHS can meet its settlement obligations. The funds deposited are RHS operating funds and, under SEC rules, customer funds are not available to be used to satisfy clearinghouse deposit requirements. If RHS fails to meet any such deposit requirements, its ability to settle trades through the clearinghouse may be suspended or RHS may restrict trading in certain stocks in order to limit clearinghouse deposit requirements. In either event, RHS may be exposed to significant losses or disruptions in customers’ ability to trade. For example, the Early 2021 Trading Restrictions were implemented by RHS due to increased deposit requirements imposed on RHS by the NSCC in response to the unprecedented market volatility. In a worst case scenario, if RHS is unable to satisfy its deposit requirements, the NSCC may cease to act for RHS and liquidate its unsettled clearing portfolio. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report and “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” for more information about the Early 2021 Trading Restrictions.

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

Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company operating in the securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history, evolving business and rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations. We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to revision, supplementation, or evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, when we launched our fractional shares program in late 2019, we did not report proprietary fractional trades to FINRA’s Trade Reporting Facility based on our understanding of the reporting requirements. Since then, FINRA has informed us that such trades should be reported. As a result, we began reporting fractional shares in January 2021, and we are in the process of reviewing past transactions so that we can report such data, which may result in fines or penalties for failing to do so at the time of the trade. Additionally, the regulatory landscape involving cryptocurrencies is constantly evolving and we may be subject to fines, penalties or loss of regulatory licenses if the SEC or any other regulators issue new regulations or interpretive guidance related to cryptocurrencies that prohibit any of our current business practices. Also, due to market volatility, it is difficult to predict how much capital we will need in the future to meet net capital and deposit requirements. If we fail to maintain specified levels of capital, our ability to settle trades through DTC may be suspended or we may be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements, or we could be subject to immediate suspension or revocation of registration, and suspension or expulsion could ultimately lead to the liquidation of either entity or to our broker-dealer business being wound down. Any perceived or actual breach of laws and regulations could negatively impact our business, financial condition or results of operations. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services.

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

Further, in addition to SEC and FINRA net capital requirements, as a clearing and carrying broker-dealer, RHS is subject to cash deposit and collateral requirements under the rules of the DTC, NSCC and OCC. For example, stock trades generally settle at the clearinghouse two days after execution and clearinghouses may require a broker-dealer participant to deposit funds to ensure that the broker-dealer can meet its settlement obligations. These deposit requirements are designed to mitigate risk to the clearinghouse and its participants and can be large, especially if positions are concentrated in particular stocks, are predominantly in the same direction (i.e., predominantly buys or predominantly sells) or if the stock prices are volatile. The funds deposited are RHS funds and, under SEC rules, customer funds are not available to be used to satisfy clearinghouse deposit requirements. If RHS fails to meet any such deposit requirements, its ability to settle trades through the clearinghouse may be suspended or it may restrict trading in certain stocks in order to limit clearinghouse deposit requirements (as in the case of the Early 2021 Trading Restrictions), which could result in our customers leaving our platform or subject us to litigation or regulatory or U.S. Congressional investigations and inquiries. In such case, RHS may be exposed to significant losses or disruptions in customers’ ability to trade. Furthermore, in the event that a significant amount of customers’ open trades fail to settle, RHS may be exposed to potential loss of the deposits and capital expended to meet its deposit requirements. Any liability arising in connection with any such events could have an adverse effect on our business, financial condition and results of operations. In a worst-case scenario, if RHS is unable to satisfy its deposit requirements, the NSCC may cease to act for RHS and liquidate its unsettled clearing portfolio. See “—Risks Related to Regulation and Litigation—We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our reputation, business, financial condition or results of operations.” and Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information about the Early 2021 Trading Restrictions.
Our exposure to credit risk with customers, cryptocurrency market makers, and other counterparties could result in losses.

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

We are also exposed to credit risk in our dealings with the market makers to which we route cryptocurrency orders. Unlike equities and option trades, cryptocurrency trades do not settle through any central clearinghouses but rather are conducted under bilateral agreements between us and each crypto market maker. (The risk of the market maker's default therefore falls upon us rather than being distributed among a clearinghouse's members.) The terms of these bilateral agreements vary but spot transactions are generally aggregated and settled on a net basis once per business day (with the crypto deliveries occurring first and the net cash moving within 24 hours thereafter) and payment obligations are generally unsecured during the interval between delivery and payment. It is not uncommon for us to have an intra-day outstanding net receivable of $100 million that we are owed by any one market maker. Any payment default by a cryptocurrency market maker could have adverse effects on our financial condition and results of operations.

We have policies and procedures designed to manage credit risk, but we cannot guarantee that such policies and procedures will be fully effective.

Providing investment recommendations could subject us to investigations, penalties, and liability for customer losses if we fail to comply with applicable regulatory standards, and providing investment education tools could subject us to additional risks if such tools are construed to be investment advice or recommendations.

We recently began a limited roll-out (other than in Massachusetts) of a recommended portfolio feature for customers who have not yet placed any trades. Such customers fill out an online questionnaire regarding their risk tolerance, among other topics. We then provide each customer with an initial investment recommendation in the form of a small, diversified portfolio of four exchange-traded funds (which vary between customers based on their individual characteristics). It is hoped that helping new customers get started with an initial recommendation will allow them to feel more confident when beginning their investment journey with Robinhood.

Risks associated with providing investment advice include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. New regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. In addition, various states are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers.

We also provide customers with a variety of educational materials, investment tools, and financial news (including our “Robinhood Snacks” newsletters and podcasts). Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice. Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc.

If services that we do not consider to be recommendations (such as educational materials and Snacks) are construed as constituting investment advice or recommendations, we could be subject to investigations by regulatory agencies. For example, in 2020, the MSD issued certain amendments to the Massachusetts securities law, which, among other things, apply a fiduciary conduct standard to broker-dealers and agents when providing investment advice or recommendations to their customers. In December 2020, the Enforcement Section of MSD filed a complaint against us alleging that the fiduciary conduct standard applies to us by claiming that our product features and marketing strategies amount to investment recommendations. See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law may also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers.

To the extent our investment education tools and news are determined to constitute investment advice or recommendations and to the extent our recommendations fail to satisfy regulatory requirements, fail to know our customers, or improperly advise our customers, or if risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, or could be subject to regulatory fines, penalties, and other actions such as business limitations, any of which could harm our reputation and business.

Risks Related to Cryptocurrency Products and Services

The loss, destruction or unauthorized use or access of a private key required to access any of the cryptocurrencies we hold on behalf of customers may result in irreversible loss of such cryptocurrencies. If we are unable to access the private keys or if we experience a hack or other data loss relating to the cryptocurrencies we hold on behalf of customers, our customers may be unable to trade their cryptocurrency, our reputation and business could be harmed, and we may be liable for losses in excess of our ability to pay.

As of December 31, 2020 and September 30, 2021, $3.5 billion and $22.2 billion of our AUC, respectively, was attributed to cryptocurrencies. As our business continues to grow and we expand cryptocurrency product and service offerings, so do the risks associated with failing to safeguard and manage cryptocurrencies we hold on behalf of our customers. Our success and the success of our offerings requires significant public confidence in our ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage the cryptocurrencies we hold on behalf of our customers and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions, which could harm our reputation, business, financial condition or results of operations.

Cryptocurrencies are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which such currency is held. While blockchain ledgers require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and stored securely in order to prevent an unauthorized third party from accessing the assets held in such wallet. We hold all cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline on a computer stored in one or more secure data facilities. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. To the extent any private keys are lost, destroyed, unable to be accessed by us or otherwise compromised and no backup of such private key is accessible, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses may be significant, and we might not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and may in the future be, subject to security breaches, hacking or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV network, allowing them to spend coins they did not have and prevent transactions from going through. Any loss of private keys relating to, or hack or other compromise of, hot wallets or cold wallets used to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances and cryptocurrency investments through RHC are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for their losses, subjecting us to significant financial losses. Our insurance coverage for such impropriety is limited and might not cover the extent of loss nor the nature of such loss, in which case we might be liable for the full amount of losses suffered, which could be greater than all of our assets. The total value of crypto assets under our control on behalf of customers is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. For more information about our insurance coverage and its limitations, see “—Risks Related to Finance, Accounting and Tax Matters—Our insurance coverage may be inadequate or expensive.” Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers may affect the ability of our customers to trade or hold in cryptocurrencies on our platform and could harm customer trust in us and our products.

The prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies may cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.

The value of cryptocurrencies is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations to date, which have, and will continue, to impact our operating results. Several factors may affect price, including, but not limited to:

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
The cryptocurrency markets are volatile, and changes in the prices and/or trading volume of cryptocurrencies may adversely impact our growth strategy and business. In addition, while we have observed a positive trend in the total market capitalization of cryptocurrency assets historically, driven by increased adoption of cryptocurrency trading by both retail and institutional investors as well as continued growth of various non-investing use cases, historical trends are not indicative of future adoption, and it is possible that the adoption of cryptocurrencies may slow, take longer to develop or never be broadly adopted, which would negatively impact our business, financial condition and results of operations. Volatility in the values of cryptocurrencies caused by the factors described above or other factors may impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.

A particular crypto asset’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

We currently facilitate customer trades for a limited number of cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. law. While the SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws (none of which we currently support), the legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Prior public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, they are not legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency supported by our platform is a “security” under U.S. law. Although the SEC has not asserted that all cryptocurrencies are securities, the SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. In addition, the SEC has previously determined that certain cryptocurrencies traded on other platforms are securities, subject to federal securities laws.

The classification of a cryptocurrency as a security under applicable law has wide-ranging implications for the regulatory obligations associated with the offer, sale, trading and clearing of such assets. For example, in the United States, securities (and therefore any cryptocurrencies deemed to be securities) may generally be offered or sold in the United States only pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration, and persons that effect transactions in cryptocurrencies that are securities in the United States may be subject to registration with the SEC as brokers or dealers. Any such determination that a cryptocurrency supported by our platform is a security could result in significant market dislocations, trading suspensions and lawsuits from customers. To the extent that the SEC or a court determines that any cryptocurrencies supported by our platform are securities, that determination could prevent us from continuing to facilitate trading of those cryptocurrencies. It may also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset through our platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed broker-dealer subsidiaries, which could negatively impact our business, operating results, and financial condition. A determination by the SEC or a court that a cryptocurrency supported by our platform constitutes a security may also result in our determination that it is advisable to remove other cryptocurrencies from our platform that have similar characteristics to the cryptocurrency that was determined to be a security.

Our business could be adversely affected by any delisting of cryptocurrencies from our trading platform. Such an action may be unpopular with users and may reduce our ability to attract and retain customers. In addition, our growth may be adversely affected if we are not able to expand our platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto asset that are not considered to be securities.

Interest in particular cryptocurrencies is volatile and our business, financial condition and results of operations could be adversely affected if demand shifts to cryptocurrencies not offered on our platform.

While we currently support seven cryptocurrencies for trading, market interest in particular cryptocurrencies can be volatile and there are many cryptocurrencies in the market that we do not support. For example we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the quarter ended June 30, 2021. For the three months ended September 30, 2021, 40% of our cryptocurrency transaction-based revenue was attributable to transactions in Dogecoin, as compared to 62% for the three months ended June 30, 2021 and 34% for the three months ended March 31, 2021. For the quarters ended September 30, 2021, June 30, 2021, and March 31, 2021, transaction-based revenue attributable to transactions in Dogecoin comprised approximately 8%, 32%, and 7% of our total net revenues, respectively. As such, in addition to the factors impacting the broader cryptoeconomy described elsewhere in this section, our business may be adversely affected, and growth in our net revenue earned from cryptocurrency transactions may slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not offered on our platform.

Regulation of the cryptocurrency industry continues to evolve and is subject to change. Moreover, securities and commodities laws and regulations, accounting standards, and other bodies of laws can apply to certain cryptocurrency businesses. These laws, standards, and regulations are complex and our interpretations of them may be subject to challenge by the relevant regulators or other bodies. Future regulatory developments are impossible to predict with certainty. Changes in laws and regulations, or our failure to comply with them, may negatively impact our ability to allow customers to buy, hold and sell cryptocurrencies with us in the future and may significantly and adversely affect our business.

We provide users with the ability to buy, hold and sell a limited number of cryptocurrencies, such as Bitcoin, Ethereum and Dogecoin. Cryptocurrencies have experienced significant price volatility, technological glitches and various law enforcement and regulatory interventions. Both domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Regulation of cryptocurrencies continues to evolve. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and may make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. There is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and financial position, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Further, there have been limited precedents for the financial accounting of cryptocurrency assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty in the appropriate accounting for cryptocurrency assets transactions, cryptocurrency assets and related revenue. Uncertainties in or changes in regulatory or financial accounting standards could result in the need to change our accounting methods, restate our financial statements or impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, or more generally impact our business, operating results, and financial condition.

In addition, future regulatory actions or policies may limit or restrict cryptocurrency usage, custody or trading, or the ability to convert cryptocurrencies to fiat currencies. For example, in August 2021, September 2021, and October 2021, Chair Gensler remarked on the need for further regulatory oversight of crypto trading and crypto lending platforms. Some lawmakers and regulators have also raised questions about Transaction Rebates from cryptocurrency trading. Such Transaction Rebates from cryptocurrency trading comprised a significant amount of our total net revenues in the second quarter of 2021, representing 41% of our total net revenues for the three months ended June 30, 2021 and falling to 14% of our total net revenues for the three months ended September 30, 2021. Any future regulatory actions or policies may reduce the demand for cryptocurrency trading and may materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues, which could have an adverse effect on our business, financial condition and results of operations.

Our plans to allow customers to deposit and withdraw cryptocurrencies into and from our platform could result in loss of customer assets, customer disputes, and other liabilities, which could adversely impact our business, financial condition and results of operations.

We currently do not allow customers to deposit or withdraw cryptocurrencies into or from our platform, but we recently announced that we plan to offer this feature in the future (with limited user testing beginning in the fourth quarter of 2021). As noted above, cryptocurrencies are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which such cryptocurrency is held. In order to deposit cryptocurrencies held by a customer into our platform, a customer would need to “sign” a transaction that consists of the private key of the wallet from which the customer is transferring cryptocurrency, direct the deposit using the public key of a wallet that we would control and which we would provide to the customer, and we would broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw cryptocurrencies from our platform, the customer would need to provide us with the public key of the wallet that the cryptocurrencies are to be transferred to, and a party with access to the private keys of wallet holding the cryptocurrency to be withdrawn would be required to “sign” a transaction authorizing the transfer. In addition, some crypto networks might require additional information to be provided in connection with any transfer of cryptocurrencies into or from our platform and wallets. A number of errors could occur in the process of depositing or withdrawing cryptocurrencies into or from our platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user could incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing from our platforms, respectively. Alternatively, a user could transfer cryptocurrencies to a wallet address that he or she does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoin. If any Ethereum, Dogecoin or other cryptocurrency is sent to a Bitcoin wallet address, or if any of the foregoing errors occur, such cryptocurrencies could be permanently and irretrievably lost with no means of recovery. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business, financial condition and results of operations.

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

Furthermore, forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some cryptocurrency platforms. Similar replay attacks occurred in connection with the Bitcoin Cash and Bitcoin Cash SV network split in November 2018. Another possible result of a fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network.

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

Moreover, we may not wish to or be able to support a cryptocurrency resulting from the fork of a network which may cause our customers to lose confidence in us or reduce their engagement on our platform. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to ensure that the cryptocurrencies we support remain safe and secure. There are several considerations that we consider as part of a general cryptocurrency approval policy (including security or infrastructure concerns that may arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which may operate to limit our ability to support forks. Further, we generally do not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community.

Whether we are obligated to provide services for a new and previously unsupported cryptocurrency is a question of contract, as recognized in recent published rulings of the California appellate courts, such as Archer v. Coinbase, 53 Cal App. 5th 266 (App. 1st Dist. 2020) and federal district courts, such as BDI Capital, LLC v. Bulbul Investments LLC, 446 F. Supp. 3d 1127, 1138 (N.D. Ga. 2020). The RHC User Agreement, which each customer must enter into in order to trade cryptocurrencies on our platform, clearly indicates that (i) RHC has the sole discretion to determine whether RHC will support a forked network and the approach to such forked cryptocurrencies, (ii) RHC is unlikely to support most forked networks and (iii) RHC may temporarily suspend trading for a cryptocurrency whose network is undergoing a fork without advanced notice to the customer while RHC determines which, if any, forked network and forked cryptocurrencies to support on our platform. Regardless of the foregoing, we may in the future be subject to claims by customers arguing that they are entitled to receive certain forked cryptocurrencies by virtue of cryptocurrencies that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked cryptocurrency that we do not or are unable to support, we may be required to pay significant damages, fines or other fees to compensate customers for their losses.

Any inability to maintain adequate relationships with affiliates, third-party banks and market makers with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings, may adversely affect our business, financial condition and results of operations.

We rely on third-party banks and market makers to provide cryptocurrency products and services to our customers. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platform rely on direct settlements between us and our customers and direct settlements between us and our market makers after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of market makers to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers and market makers (as well as maintaining the minimum capital required by regulators such as the NYDFS). If RHC’s affiliate clearing broker, third-party banks or market makers have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platform and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platform and these disruptions could have an adverse impact on our business, financial condition and results of operations.

We may also be harmed by the loss of any of our banking partners and market makers. As a result of the many regulations applicable to cryptocurrencies or the risks of crypto assets generally, many financial institutions have decided, and other financial institutions may in the future decide, to not provide bank accounts (or access to bank accounts), payments services or other financial services to companies providing cryptocurrency products, including us. Consequently, if we or our market makers cannot maintain sufficient relationships with the banks that provide these services, banking regulators restrict or prohibit banking of cryptocurrency businesses, or if these banks impose significant operational restrictions, it may be difficult for us to find alternative business partners for our cryptocurrency offerings, which may result in a disruption of our business and could have an adverse impact on our reputation, business, financial condition and results of operations.

From time to time, we may encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies, which could adversely affect the success of our business, financial condition and results of operations.

Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain networks may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such cryptocurrency, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised and our platform and technical infrastructure may be affected, all of which could adversely impact the success of our business, financial condition and results of operations.

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

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our proprietary software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of license terms could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance of the open source software or will not permit untrustworthy parties to source code to the software. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.

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

We are subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not possible to prevent or detect all activities giving rise to claims and the precautions we take may not be effective in all cases. We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, crime and fidelity bond insurance. Our insurance coverage is expensive and maintaining or expanding our insurance coverage may have an adverse effect on our results of operations and financial condition.

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

We are subject to complex and evolving U.S. tax laws and regulations, which may in the future make changes to corporate income tax rates, the treatment of foreign earnings, or other income tax laws that could affect our future income tax provision and reduce our earnings while increasing the complexity, burden and cost of tax compliance.

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

In addition, certain members of the U.S. Congress and individual state legislatures have from time to time proposed the imposition of new taxes on a broad range of financial transactions, including transactions that occur on our platform, such as the buying and selling of stocks, derivative transactions, and cryptocurrencies. If enacted, such proposed financial transaction taxes could increase the cost to customers of investing or trading on our platform and reduce or adversely affect U.S. market conditions and liquidity, our customers’ investment performance, general levels of interest in investing and the volume of trades and other transactions from which we derive transaction revenues, as well as on our business, financial condition and results of operations. See “Risks Related to Our Business—Proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition and results of operations.”

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

We expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations related to the settlement of RSUs and/or the exercise of outstanding stock options depending on the manner in which we fund these liabilities, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” arrangements in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon settlement of some RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.

We have expended and may continue to expend substantial funds to satisfy the related tax withholding and remittance obligations that arise upon the settlement of certain of our RSUs. Certain of our RSUs vested and were settled in connection with our IPO (the “IPO-Vesting RSUs”). On the settlement date for the IPO-Vesting RSUs, we withheld shares and remitted tax withholding amounts on behalf of the holders of RSUs at the applicable withholding rates. We expended approximately

$411.8 million to satisfy tax withholding and remittance obligations in connection with the settlement of the IPO-Vesting RSUs.

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

We expect to withhold and remit the tax withholding liabilities at the applicable withholding rates on behalf of certain RSU holders to the relevant tax authorities in cash, which would result in significant cash expenditures by us and could have an adverse effect on our financial results. In addition, we currently intend to have certain of our RSU holders, including our founders, use sell to cover to satisfy future tax withholding and remittance obligations in connection with the settlement of RSUs and exercise of stock options, which will not result in the expenditure of additional cash by us but may impact the market price of our Class A common stock. See “—Risks Related to Our Class A Common Stock—Substantial future sales of shares of our Class A common stock in the public market could cause the trading price of our Class A common stock to fall.” From time to time, we may change the method of satisfying tax withholding remittance obligations for some or all of our RSU holders.

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

Fluctuations in interest rates may adversely impact our customers’ general spending levels and ability and willingness to invest through our platform. Additionally, some of our products, such as our Cash Management product and margin lending programs, are affected by interest rate changes. Higher interest rates often lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, deliver securities sold or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income. See “Risks Related to Our Brokerage Products and Services—Our exposure to credit risk with customers, cryptocurrency market makers, and other counterparties could result in losses.” above. Fluctuations in interest rates may also adversely impact our Cash Management customers’ returns on their cash deposits. We are also exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets, including assets underlying the customer balances we hold on our balance sheet as customer accounts. A low or negative interest rate environment or reductions in interest rates may negatively impact our net income.

If we fail to maintain effective internal control over financial reporting, as well as required disclosure controls and procedures, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules of the SEC require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to develop and refine our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

GAAP are subject to interpretation by the Financial Accounting Standards Board and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. In particular, there have been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Risks Related to Our Class A Common Stock

The trading price for our Class A common stock has been and may continue to be volatile and you could lose all or part of your investment.

The trading price of our Class A common stock has been and may continue to be highly volatile and could continue to be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you may be unable to sell your shares at or above the price you paid. From our IPO in July 2021 through September 2021, the trading price of our Class A common stock ranged from a low of $33.25 to a high of $85.00 per share. Some specific factors that may have a significant effect on the trading price of our Class A common stock include:

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
Moreover, as of September 30, 2021, options to purchase 15,447,206 shares of our Class A common stock with a weighted-average exercise price of approximately $2.21 per share were outstanding and 112,492,359 shares of our Class A common stock were subject to outstanding RSUs (including 23,629,374 shares subject to 2019 Market-Based RSUs and 35,520,000 shares subject to 2021 Market-Based RSUs). The exercise of any of these outstanding stock options and settlement of any of these outstanding RSUs would result in additional dilution. To the extent that we issue shares of our capital stock to acquire other companies or outstanding options and warrants to purchase capital stock are exercised, there will be further dilution.

Our employee headcount has increased significantly in the past few years and we expect our headcount to continue to grow. We rely on equity-based compensation as an important tool in recruiting and retaining employees. Further, the 2021 Plan and the ESPP became effective immediately prior to the effective date of the Final Prospectus and allow us to grant equity-based awards to be settled in shares of our Class A common stock. As of September 30, 2021, the aggregate number of shares of our Class A common stock reserved for issuance under the 2021 Plan and the ESPP was equal to approximately 15% and 2%, respectively, of the number of shares of our common stock (of all classes) outstanding. The amount of dilution due to equity-based compensation of our employees or other additional issuances could be substantial depending upon the size of the issuances and exercises.

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
As of the IPO Closing Date, we had outstanding a total of 720,023,594 shares of Class A common stock and 130,155,246 shares of Class B common stock. We and all of our directors, executive officers and certain other record holders, that together represent approximately 94% of our Class A common stock, securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock (including our Class B common stock), outstanding immediately prior to our IPO, are subject to lock-up agreements with the IPO underwriters or certain market standoff agreements with us, which prohibit the sale of any such shares of Class A common stock during the restricted period described herein, subject to early release and certain other exceptions. The remaining 6% of shares of our Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock outstanding immediately prior to our IPO, which are not subject to any such lock-up or market standoff agreements, consist of 50% of the shares of our Class A common stock that were issued upon the conversion of our Tranche I convertible notes upon the completion of our IPO (all such shares, the “Tranche I Conversion Shares” and such 50%, the “Unlocked Tranche I Conversion Shares”). Of the 94% of shares of our outstanding Class A common stock immediately prior to our IPO subject to the restrictions in such agreements, approximately 6% of such shares (consisting of the remaining 50% of the Tranche I Conversion Shares, (the “Locked-Up Tranche I Conversion Shares”)) will only be subject to such restrictions during the period beginning on July 28, 2021, the date (the “Final Prospectus Date”) of the Final Prospectus for our IPO and ending on November 10, 2021 (the “Tranche I Lock-Up Release Date”), the 28th day after October 13, 2021 (the “Resale S-1 Effective Date”), the

effective date of the Form S-1 resale registration statement (the “Resale S-1”) that we filed in respect of all Tranche I Conversion Shares.

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
Notwithstanding the foregoing, such restricted period has been or could be earlier terminated for certain of our stockholders as follows:

•General Employees and Directors:
◦up to 15% of the shares of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock held, as of the Final Prospectus Date, by our directors, officers and current and former employees and consultants (other than our founders and our Chief Financial Officer, who are discussed above) (our “General Employees and Directors”), with such 15% calculated after excluding any shares withheld for taxes associated with IPO-Vesting RSUs, could be sold beginning at the commencement of trading on July 29, 2021, the first trading day on which our Class A common stock was traded on Nasdaq; and
◦up to an additional 15% of the shares of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock held, as of the Final Prospectus Date, by our General Employees and Directors, with such 15% calculated after excluding any shares withheld for taxes associated with IPO-Vesting RSUs, could be sold beginning on October 27, 2021, the 91st day after the Final Prospectus Date.

Because the closing price of our Class A common stock on Nasdaq was not at least 33% greater than the IPO price per share set forth on the cover page of the Final Prospectus on (a) the Pricing Condition Measurement Date (as defined in our prior SEC filings) and (b) for at least nine of the 14 consecutive trading days immediately preceding, but excluding, the Pricing Condition Measurement Date, the restricted period was not terminated for any shares owned by our founders, Chief Financial Officer, the parties to our Investors’ Rights Agreement or any other non-employee holders of our common stock outstanding immediately prior to the completion of our IPO on the First Earnings-Related Release Date.

Furthermore, pursuant to the Tranche I convertible note and warrant purchase agreement (the “Tranche I Purchase Agreement”), on August 5, 2021 we filed the Resale S-1 registering the offer and resale of all Tranche I Conversion Shares. The SEC declared the Resale S-1 effective on the Resale S-1 Effective Date. Pursuant to the IPO Lock-Up Agreements, the holders of the Locked-Up Tranche I Conversion Shares have agreed that, during the period beginning on the Final Prospectus Date and ending on the Tranche I Lock-Up Release Date, such holders will not take any of the actions described in the foregoing clauses (1)-(3) with respect to the Locked-Up Tranche I Conversion Shares, which represent 6% of our outstanding Class A common stock and securities directly or indirectly convertible into our exchangeable or exercisable for our Class A common stock (it being understood that the Unlocked Tranche I Conversion Shares are not subject to any such lock-up agreement). In addition, the shares of Class A common stock issued upon conversion of the Tranche I convertible notes and Tranche II convertible notes may be eligible for resale under Rule 144, even if the use of the Resale S-1 is suspended, subject to any applicable lock-up agreements as described above.

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

In addition, as of September 30, 2021, there were 15,447,206 shares of Class A common stock subject to outstanding options, 65,435 restricted shares of Class A common stock from early-exercised options, an additional 112,492,359 shares of Class A common stock subject to outstanding RSUs (including 23,629,374 shares subject to 2019 Market-Based RSUs and 35,520,000 shares subject to 2021 Market-Based RSUs), and an additional 127,939,565 shares of Class A common stock reserved for issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements discussed above and Rules 144 and 701 under the Securities Act.

Moreover, we filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of all of the shares of our Class A common stock issuable or reserved for issuance under our employee benefit plans and may file additional registration statements on Form S-8 in the future. On July 29, 2021, we also filed a resale registration statement on Form S-8 under the Securities Act covering shares of Class A common stock issued prior to or in connection with our IPO (including upon the settlement of certain IPO-Vesting RSUs) pursuant to awards previously granted under our 2020 Plan and our 2013 Plan. However, on October 27, 2021, we filed a post-effective amendment to de-register such shares, as they became eligible for an exemption for sale in the public market without registration under Rule 701 of the Securities Act. Shares covered by such registration statements or that otherwise qualify for an exemption from registration under the Securities Act will be eligible for sale, or resale, in the public market, subject to vesting restrictions, any applicable lockup and market standoff agreements described above and, with respect to shares held by affiliates, Rule 144 limitations. Any sales of our Class A common stock (including shares of Class A common stock issuable upon conversion of our Class B common stock) as lock-up restrictions end, as stock options are exercised or as RSUs are settled may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

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

The multi-class structure of our common stock has the effect, prior to the Final Conversion Date, of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. In addition, future issuances of our Class C common stock, if any, could prolong the duration of our founders’ voting control.

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and a director, and Mr. Bhatt, who is also our Chief Creative Officer and a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock, and which voting power may increase over time upon the vesting and settlement of other equity awards held by such founder that were outstanding immediately prior to our IPO if such founder exercises his Equity Exchange Rights with respect to the shares received upon settlement of such equity awards. As a result, prior to the Final Conversion Date (as defined below), our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. In addition, for so long as our Class B common stock represents approximately 9.1% or more of our outstanding shares of voting common stock (i.e., our Class A common stock and Class B common stock), the holders of our Class B common stock, who are our founders and certain of their related entities, will represent more than 50% of the voting power of our outstanding common stock and will have the ability to determine any action requiring the majority approval of our stockholders. Moreover, even if our Class B common stock represents less than approximately 9.1% of all of the outstanding shares of our common stock (and therefore less than 50% of the voting power of our outstanding common stock), so long as our Class B common stock represents more than 5% of all outstanding shares of our common stock, the holders of our Class B common stock will still collectively hold or control over a third of the voting power of our common stock and therefore have the ability to significantly influence any such action. Our founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our Company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our founders and our other stockholders, which may result in our founders undertaking, or causing us to undertake, actions that would be desirable for our founders but would not be desirable for our other stockholders.

In addition, in connection with our IPO, our founders and certain of their respective related entities entered into a voting agreement, which became effective prior to the completion of our IPO (the “Founder Voting Agreement”), to which we are also a party. Pursuant to the Founder Voting Agreement, each founder and certain of their respective entities (including estate planning vehicles) party to the Founder Voting Agreement (the “Founder Affiliates”) have agreed, upon the terms and subject to the conditions set forth therein, to, among other things, (i) vote all of the shares of our common stock held by such founder or Founder Affiliate for the election of each founder to, and against the removal of each founder from, our board of directors and (ii) vote together in the election of other directors generally, subject to deferring to the decision of the nominating and corporate governance committee in the event of any disagreement between the founders. In addition, under the Founder Voting Agreement, certain of the Founder Affiliates have granted, to the other, unrelated founder, an irrevocable voting proxy with respect to shares of our common stock owned by such Founder Affiliate. Also pursuant to the Founder Voting Agreement, each founder will grant, effective upon such founder’s death or permanent and total disability, a voting proxy to the other founder with respect to shares of our common stock held by such founder and over which such founder was entitled to vote (or direct the voting of) immediately prior to such founder’s death or permanent and total disability. The existence of the Founder Voting Agreement has the effect of concentrating voting power in our founders (or either one of them) at all times prior to the Final Conversion Date. Moreover, the Founder Voting Agreement grants to each founder and its respective Founder Affiliates a right of first offer in the event the other founder or any of its respective Founder Affiliates proposes to transfer any shares of Class B common stock in a transaction that would cause such shares of Class B common stock to convert to Class A common stock pursuant to our Charter.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our founders, their family members and certain of their related entities. Each share of our Class B common stock is convertible at any time at the option of the holder of such share into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon the earliest of (i) the date and time specified by the affirmative vote of the holders of at least 80% of the then-outstanding shares of Class B common stock, voting separately as a class, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the number of then-outstanding shares of Class B common stock represent less than 5% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that (A) each founder is no longer providing services to our Company as an officer, employee or consultant and (B) each founder is not a director of our Company as a result of a voluntary resignation by such founder from our board of directors or as a result of a written request or agreement by such founder not to be renominated as a director of our Company at an annual or special meeting of stockholders; (iv) the date that is nine months after the death or permanent and total disability of the last to die or become permanently and totally disabled of our founders, or such later date not to exceed a total period of 18 months after such death or permanent and total disability as may be approved by a majority of our independent directors or (v) the date that is 15 years from the completion of our IPO (the “Final Conversion Date”). Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, prior to the Final Conversion Date, even if some of our Class B common stock converts into Class A common stock, including as a result of future transfers of such Class B common stock, our founders may still collectively control a significant portion of the voting power of our capital stock based on their current ownership. If one of our founders and his related entities retain a significant portion of their holdings of Class B common stock for an extended period of time, such founder could, in the future, continue to control a significant portion of the combined voting power of our outstanding capital stock, even if the other founder and his related entities reduce their holdings of Class B common stock, and such voting power could enable such founder to effectively control all matters subject to stockholder approval prior to the Final Conversion Date.
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our personnel, systems and resources. The need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations, financial condition and prospects. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees to assist us in complying with these requirements. Additionally, we expect these rules and regulations to make it expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

We are an “emerging growth company,” as defined in the JOBS Act. Under SEC rules, we could continue to be considered an emerging growth company for up to five years, although we will lose that status sooner as a result of our annual gross revenues exceeding $1.07 billion, or if we issue more than $1.0 billion in nonconvertible debt in a three-year period, or if the fair value of our common stock held by non-affiliates exceeds $700 million (and we have been a public company for at least 12 months and have filed at least one Annual Report on Form 10-K). For the nine months ended September 30, 2021, our total net revenues were $1.45 billion and, therefore, our status as an emerging growth company will cease at the end of 2021.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From July 1, 2021 through September 30, 2021, we issued 2.2 million shares of common stock upon exercise of stock options outstanding under our 2013 Plan and 2020 Plan, and we issued 13.8 million net shares of common stock upon settlement of RSUs vested under our 2013 Plan and 2020 Plan.
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
In connection with the IPO, on the IPO Closing Date, we issued 130.2 million shares of our Class B common stock in exchange for an equivalent number of Class A common stock owned by our founders and their related entities. No additional consideration was paid in connection with the exchanges. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
Use of Proceeds
On the IPO Closing Date, we closed our IPO of 55.0 million shares of Class A common stock at a public offering price of $38.00 per share. In the IPO, 52.4 million shares of Class A common stock were sold by us and 2.6 million shares of Class A common stock were sold by selling stockholders. On August 31, 2021, we sold an additional 4.4 million shares of Class A common stock pursuant to underwriters’ exercise of the over-allotment option we granted to them to purchase additional shares. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257602), which was declared effective by the SEC on July 28, 2021. Our total net proceeds from the sale of Class A common stock by us in the IPO were approximately $2.05 billion after deducting the underwriting discounts and commissions of $90.8 million and offering expenses payable by us of $12.6 million. The representatives of our IPO underwriters were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC.
We used a portion of the net proceeds we received in the IPO to repay borrowings made under our revolving lines of credit (which borrowing were utilized to fund tax withholdings due prior to the IPO closing as a result of RSU settlements in connection with the pricing of our IPO). We intend to use the remaining proceeds for working capital, capital expenditures, and general corporate purposes, including acquisitions, increasing our hiring efforts to expand our employee base, expanding our customer support operations, and satisfying our general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the DTC, NSCC, and OCC).
The expected use of net proceeds from the IPO represents our intentions based upon our present plans and business conditions. We cannot predict with certainty all of the particular uses for the proceeds of the IPO or the amounts that we will actually spend on the uses set forth above. Accordingly, our management will have broad discretion in the application of the net proceeds we received from the IPO, and investors will be relying on the judgment of our management regarding the application of our net proceeds. While we expect to use the net proceeds for the purposes described above, the timing and amount of our actual expenditures will be based on many factors, including cash flows from operations, the anticipated growth of our business, and the availability and terms of alternative financing sources to fund our growth.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Deadlines for Shareholder Proposals and Nominations
Robinhood will hold its 2022 annual meeting of stockholders (the “2022 Annual Meeting”) on June 22, 2022. Further details about the 2022 Annual Meeting, including the time and location, will be set forth in Robinhood’s 2022 proxy statement.
Our Bylaws contain advance notice procedures for stockholders to make nominations of candidates for election as directors or to bring any other business before the annual meeting of stockholders. For the 2022 Annual Meeting, any stockholder notice for this purpose must be delivered to the attention of our Corporate Secretary at the principal executive offices of the Company (85 Willow Rd, Menlo Park, CA 94025) not earlier than the close of business on February 22, 2022 and not later than the close of business on March 25, 2022 and must otherwise comply with the applicable requirements in our Bylaws. The Bylaws are available on our investor relations website at https://investors.robinhood.com/governance/governance-documents/default.aspx.
If a stockholder wishes to submit a proposal pursuant to Rule 14a-8 under the Exchange Act, such proposal must be received by the Company at our principal executive offices to the attention of our Corporate Secretary no later than December 31, 2021 and such stockholder must otherwise comply with the requirements of Rule 14a-8 in order for the proposal to be considered for inclusion in our 2022 proxy statement.

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated August 2, 2021 (our “Bylaws”)	8-K	2021-08-02	3.2
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021.	S-1	2021-07-01	4.2
10.1	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of its directors and executive officers (other than Jan Hammer and Scott Sandell)	S-1/A	2021-07-19	10.1
10.2	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of Jan Hammer and Scott Sandell	S-1/A	2021-07-19	10.2
10.3†	Underwriting Agreement, dated July 28, 2021, between Robinhood Markets, Inc., as the issuer, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	10-Q	2021-08-18	10.3
10.4	Exchange Agreement, dated July 26, 2021 between Robinhood Markets, Inc. Baiju Bhatt, Vladimir Tenev, and certain of his related entities	10-Q	2021-08-18	10.8
10.5	Form of Equity Exchange Right Agreement, entered into on July 26, 2021 between Robinhood Markets, Inc. and, separately, (a) Baiju Bhatt and (b) Vladimir Tenev	S-1/A	2021-07-19	10.13
10.6	Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2021-08-18	10.10
10.7+	2021 Omnibus Incentive Plan, effective July 27, 2021 (the “2021 Plan”)	S-8	2021-07-29	99.1
10.8+	Form of Restricted Stock Unit Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-Q	2021-08-18	10.16
10.9+	Form of Fully Vested Stock Award Agreement for Non-Employee Directors (including the Notice of Grant) under the 2021 Plan	10-Q	2021-08-18	10.17
10.10+	2021 Employee Share Purchase Plan, effective July 27, 2021 (the “ESPP”)	S-8	2021-07-29	99.2
10.11+	Forms of ESPP Subscription Agreement and Notice of Withdrawal	10-Q	2021-08-18	10.19
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X

32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	iXBRL Taxonomy Extension Schema Document	X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (contained in Exhibit 101)	X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on October 29, 2021.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)