Form 10-K
period 2021-12-31
Robinhood Markets, Inc.
filed 2022-02-24
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒ Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on July 29, 2021.

As of February 18, 2022, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 740,034,469 and 127,955,246.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) of Robinhood Markets, Inc (together with its subsidiaries, “we”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Annual Report includes, among others, forward-looking statements regarding:
•our expectations for headcount growth and the projects on which the additional employees will be staffed;
•our preparations for a full launch of crypto wallet transfers later in the first quarter of 2022;
•our expectations regarding legal and regulatory proceedings and investigations;
•our plan to attract new customers to accelerate our growth by continuing to introduce new products and features and by continuing to invest in broad-scale brand marketing and the Robinhood Referral Program (defined below), and our expectation that our efforts will drive higher brand awareness and increase customer adoption of our platform;

•our intent to continue investing in our platform capabilities and regulatory and compliance functions; our expectation that as our customer base and platform functionalities expand, areas of investment priority will likely include product innovation, educational content, and technology and infrastructure improvements; and our belief that these investments will contribute to our long-term growth;

•our belief that as our customers grow their wealth, they will continue to expand their relationship with our platform, providing an increased opportunity to meet their growing financial needs;

•our belief that there is a significant opportunity for Robinhood to grow internationally; our intent to pursue a disciplined approach to international expansion; our plan to consider factors such as population size and demographics, legal and regulatory environments, and general investing attitudes in potential new markets when pursuing such expansion; our intent to expand our international hiring to gain access to a larger talent pool, as well as to support our international service offerings; and our aggressive goals to open our crypto platform up to new customers internationally in 2022;

•our expectations about continued growth through acquisitions; and

•our expectations about meeting our current liquidity needs for the next 12 months and our long-term liquidity needs.
Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this Annual Report. Reported results should not be considered an indication of future performance. Factors that contribute to the uncertain nature of our forward-looking statements include, among others:
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
•our reliance on third parties to perform some key functions and the risk that operational or technological failures could impair the availability or stability of our platform;
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
Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Annual Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Annual

Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Annual Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Annual Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.

PART I
ITEM 1. BUSINESS
Company Overview
Robinhood was founded in 2013 on the belief that everyone should be welcome to participate in our financial system. We are creating a modern financial services platform for everyone, regardless of their wealth, income, or background.
Our mission is to democratize finance for all. We use mobile technology to provide access to the financial system in a way that is simple and convenient for our customers. We believe investing should be familiar and welcoming, with a simple design and an intuitive interface, so that customers are empowered to achieve their goals. We started with a revolutionary, bold brand and design, and the Robinhood app now makes investing approachable for millions. We pioneered commission-free stock trading with no account minimums, which the rest of the industry emulated, and we have continued to build relationships with our customers by introducing new products that further expand access to the financial system. Through these efforts, we believe we have made investing culturally relevant and understandable, and that our platform is enabling our customers to become long-term investors and take greater control of their finances.
At Robinhood, our values are in service of our customers. The following values describe the company that we aspire to become.
•Safety First. Robinhood is a safety-first company. The reliability of our platform takes precedence over all else, so that we can be there for our customers when they need us the most. We relentlessly protect our customers’ security and privacy, and we only share with our counterparties what they need to fulfill our customers’ financial needs, nothing more. We build safeguards and provide education so that our customers are in the best position to succeed. We have high-quality timely customer support, and when things aren’t right, we fix them. We work closely with regulators and lawmakers to protect our customers and the broader financial system. We speak simply, plainly, and truthfully, even if it’s not what others want to hear. We hold ourselves and our colleagues to the highest ethical standards.
•Participation Is Power. We aim to give everyone access to the financial system, regardless of their background or bank account balance. We reflect the world around us, and we elevate and embrace all voices so everyone feels at home at Robinhood.
•Radical Customer Focus. We exist to make our customers happy. From the early days of Robinhood, we have prioritized getting direct customer feedback on what we were building. Talking to our customers forms the kernel of the product development process we have today. We listen with empathy, ask questions, and critically evaluate our work by how valuable our customers find it. We never stop asking how we can make our product better, and we never settle for ‘good enough’. We listen to our colleagues, and we start from a place of believing they are capable and well-intentioned. We delight our customers and take pride in our work.
•First-Principles Thinking. We make bold bets and challenge the status quo. Our foundation is in art, science, and pure mathematics, and we have a deep appreciation for the scientific process. We develop hypotheses and design experiments to test them. We reduce complex problems to their constituent bits. We debate vigorously and change our minds when confronted with the right evidence. We bravely do what’s right, even when it hasn’t been done before. We treat our company like a product and aim to get better, every single day.

We understand that millions of our customers are using Robinhood to enter the financial markets for the first time, and we take our responsibility to them seriously. We pursue strong, close working relationships with our regulators, and we believe the goals of our regulators and customers are aligned. We are passionate about operating Robinhood in a way that aligns with customer interests, applicable regulations, and with our own mission to democratize finance for all. We plan to create an ecosystem of financial products and services that will enable people across the world to become investors. We believe the products on our roadmap will go a long way toward making that a reality.
Our Products
We believe our products can transform the relationship people have with the financial system. We began by offering our customers the ability to buy and sell equities on a mobile-first platform and have since continued to expand our offerings to add products and features for our customers. Each capability we have added has been the result of a continuous focus on our customers’ needs and feedback, which has guided our product development decisions throughout our history.
The core tenet of the Robinhood offering—expanding access to our financial system through products that empower people to learn, participate, and grow—underpins each of our offerings. We remain focused on building the best products and ultimately aim to serve all of our customers’ financial needs.
Investing Solutions
Our platform allows our customers to invest commission-free in U.S.-listed stocks and exchange traded funds (“ETFs”), as well as related options and American Depository Receipts — all from their smartphones. We believe we have designed an elegant, intuitive investing interface that provides our customers with trading functionality and market information such as historical prices, valuation multiples, recent news, analyst ratings, and more. Stock and ETF trading is immediately available following our simple account onboarding process and funding.
We review eligibility for our customers who wish to trade options, including disclosure of investment experience and knowledge, investment objectives and financial information. Subject to approval from Robinhood, customers can access basic options strategies (Level 2), which permits buying calls and puts and selling covered calls and puts, or more advanced options strategies (Level 3), which permits fixed-risk spreads (such as credit spreads and iron condors) and other advanced trading strategies, depending on their individually disclosed preparedness. We conduct regular reviews of our customers’ eligibility and take action to revoke access to trading options as appropriate, to ensure our customers are accessing the level of options strategies that are appropriate for them based on information such as their trading experience, investment objectives and financial situation.
As we have built out our offerings, we have also added features to help our customers diversify their investments and give them greater access to financial products regardless of their portfolio size:
•Fractional shares. Fractional share trading allows customers to invest in fractions of a share of stock, rather than requiring them to buy and sell whole shares. This service enables customers to build a diversified portfolio regardless of their budget and removes a barrier to investing in higher-priced stocks, thereby providing access to a much greater selection of equities with as little as $1.
•Recurring investments. Our recurring investment feature enables our customers to automatically buy shares of equities and certain ETFs on a set schedule, allowing them to build positions over time and establish regular investing habits, even with small contributions. Our customers can also elect to automatically reinvest dividend income back into the underlying respective shares.
•IPO Access. Our IPO Access feature enables our customers to buy shares in participating initial public offerings (“IPOs”) at the IPO price, before trading begins on public exchanges. With IPO Access, our customers can participate with no account minimums. In November 2021, we also launched our Directed Share Program (“DSP”) through IPO Access service that gives an issuing company the chance to set aside a certain amount of shares, at the IPO price, for a specific group of people. This group usually includes employees, valued customers, vendors, or others who have a relationship with the issuer.
•ACATS-in. Robinhood supports the Automated Customer Account Transfer Service (“ACATS”), an automated industry system for account asset transfers, including inbound and outbound transfers. The ACATS-in feature allows our customers to transfer assets from other brokerages into Robinhood instead of selling the assets in the external account and then re-purchasing them in the Robinhood account. This feature was offered to a small set of customers in late December 2021 and was made available to all customers in the first quarter 2022.
Robinhood Crypto
We offer commission-free cryptocurrency trading using the same intuitive, mobile interface as our broader Investing Solutions platform. We have expanded our coverage to include every U.S. state and the District of Columbia, except for Hawaii and Nevada, and support trading in seven different cryptocurrencies: Bitcoin, Bitcoin Cash, Bitcoin SV, Dogecoin, Ethereum, Ethereum Classic and Litecoin. In addition, we support real-time market data for nine cryptocurrencies, which is available to all customers.
We offer crypto recurring investments, allowing customers to automatically buy crypto, commission-free, on a schedule of their choice. This feature allows customers to build positions in their favorite cryptocurrencies over time. We also offer Crypto Gifts, which enables customers to gift crypto to family, friends, and others.
We continue to invest in our cryptocurrency trading offering, evaluating new features and product capabilities as the cryptocurrency landscape develops. During the third quarter of 2021, we opened a waitlist to enroll for crypto wallet transfers (“Crypto Wallets”). Crypto Wallets have been one of the most heavily requested features by Robinhood customers. This feature will enable customers to transfer supported cryptocurrencies into and out of their Robinhood accounts. This means customers can consolidate their coins into one account so it’s easier to track their portfolio and trade those coins commission-free. Robinhood’s Crypto Wallets feature is designed to help make crypto more accessible for the average investor, with an intuitive user experience, low-cost, and competitive pricing. We have successfully completed alpha program launch and public user onboarding of Crypto Wallets and have launched a public beta, which will continue to provide insights as we prepare for a full launch of wallets later in the first quarter of 2022.
Robinhood Gold
Robinhood Gold is a monthly subscription service that grants subscribers access to a number of premium features. After the initial 30-day free trial, subscribers pay a flat monthly rate. Our premium features offered to Gold subscribers include:
•Enhanced instant access to deposits. Subscribers can instantly access $5,000 to $50,000 upon making a deposit, depending on their portfolio value.
•Professional research. Subscribers have unlimited access to in-depth stock research reports on approximately 1,000 stocks through Morningstar.
•Nasdaq Level II market data. Subscribers have the ability to see greater depth of orders for any given stock or option. The ability to see multiple buy and sell requests helps subscribers understand the availability or desire for a stock at a certain price.
•Access to investing on margin. Subject to approval upon meeting eligibility criteria set by Robinhood, subscribers can invest on margin at highly competitive interest rates. This allows eligible subscribers to borrow a limited amount of funds, depending on account size, to use as additional investing capital. No interest is charged on the first $1,000 in margin borrowed by each user. If the subscriber chooses to borrow more funds, the subscriber will be charged interest, which interest is calculated daily and charged to the subscriber’s account at the end of each billing cycle. Robinhood decides whether to extend margin to each customer who applies for access based on information regarding customer activity, portfolio equity or net worth criteria, investment objectives, and investing experience reported by the customer.

Cash Management
Our Cash Management product is available on our platform for customers with a Robinhood brokerage account. It provides additional value to our brokerage customers by allowing them to earn interest on idle cash swept to our partner banks and to spend cash through an optional Robinhood-branded Mastercard debit card. There are no maintenance fees or minimum balances, no overdraft fees, no transfer fees, no foreign transaction fees, and no monthly fees. Our customers are able to fund their accounts through either a bank transfer or direct deposit and have free access to their funds from over 75,000 ATMs. Our customers who opt in to Cash Management elect to participate in a deposit sweep program and will have their uninvested cash automatically swept, or moved, into deposits at a network of program banks. Through Cash Management, cash deposited at these banks is eligible for Federal Deposit Insurance Corporation (“FDIC”) insurance.
Learning & Education Solutions
Investing, while an opportunity to partake in the broader financial ecosystem, can be complex and confusing for those who are new to it. While we do not provide investment advice to our customers, we are committed to helping our customers build sustainable, long-term financial habits and to offering a variety of contextual in-app educational tools and resources to help them achieve their goals and maximize their financial well-being, including:
•Robinhood Snacks. “Snacks” is a curated digest of business news stories delivered both daily and weekly. Snacks can be accessed in written, audio or video formats, including via a podcast and newsletter, and allows subscribers to start their days with the top business news of the day in an accessible, digestible format. During the third quarter of 2021, we also launched Snacks on Snapchat, making Snacks one of the first financially-oriented educational channels to ever be made available on Snapchat’s Discover tab.
•Robinhood Learn. We aim to make finance not only more accessible, but more understandable as well. Robinhood Learn is a collection of articles, including guides, tutorials and an extensive financial dictionary available to anyone. It is designed to provide everyone with access to a breadth of financial education, and is frequently updated to provide relevant information for our customers to learn and grow.
•Newsfeeds. Within our newsfeeds, we provide access to free premium news from sites such as Barron’s, Reuters and The Wall Street Journal to keep our customers informed of the latest news and events.
•Robinhood lists and alerts. Our customers are able to create custom watchlists and alerts to monitor equities, options, ETFs, or cryptocurrencies they are interested in following.
•First trade recommendations. We offer first trade recommendations to all new customers who have yet to place a trade, helping users get started with a diversified ETF portfolio based on their risk profile and investment objectives.

Our Technology
The Robinhood mobile app is the core front-end pathway through which our customers engage with us. Our self-clearing platform, order routing system, data platform, and other back-end infrastructure deliver the capabilities that allow our customers to focus on investing, saving and spending, while also enabling us to rapidly develop products that our customers love to use.
Some of our most critical technologies include:
•Core infrastructure and data platform. Our core infrastructure and data platform are all built on Amazon Web Services, and our platform enables application developers to define their microservices in a simple, standardized manner while also providing built-in scalability and resiliency.
•Self-clearing system. Our self-clearing services allow us to clear and settle trades across stocks, ETFs, and options without relying on a third-party clearing firm, an approach that provides increased internal visibility over clearing and settlement.
•Order routing system. We built a proprietary order routing system that uses statistical models to evaluate past orders and execution quality data, and automatically routes customer orders to the market makers that have historically given customers the best prices. This competition-based system creates an incentive for market makers to provide better prices for our customers, in order to receive more orders in the future. We are committed to seeking a quality execution on every order, and our routing protocols are designed with this in mind.
•Machine learning platform. Our machine learning models are highly advanced and contribute to multiple capabilities across our business. For example, we use machine learning as part of our fraud detection systems and customer support workflows, and even to improve the customer experience in our newsfeed by expanding the number of sources we can pull from, parsing and categorizing these articles, and delivering highly relevant and varied news to our customers for companies, stocks, or cryptocurrencies.
•Experiments infrastructure. To enable our rapid product cycle, we’ve built a proprietary experiments infrastructure that enables us to test product changes through the build process and validate research hypotheses. The iterative, customer-centric product development approach that is so core to our success is enabled by this robust internal technology.
Our Customers
We are empowering a new generation of financial consumers. Robinhood was built to make the financial system more friendly, approachable, and understandable to newcomers and experts alike. We have reached customers across the United States from a wide variety of social and economic backgrounds and many of our customers funding accounts on our platform told us that Robinhood was their first brokerage account. We take pride in the fact that we are expanding the market by welcoming new investors into the financial system and helping the next generation of investors build sound long-term investing, saving, and spending habits.
Customer feedback is at the heart of product development at Robinhood. As such, we regularly communicate with our customers—not just to provide support, but also to learn more about their experiences and insights, and to respond to their feedback about our products. This keeps us connected with customers and enables us to understand their expectations and the problems and opportunities they face financially. During the fourth quarter of 2021, we launched 24/7 live phone support for all logged-in users, giving customers the ability to get phone support at any time and on any topic. We are also the first major crypto platform to provide 24/7 phone support.

Our Growth Strategies
We aim to serve our customers with existing product offerings, grow with our customers over time as they build their wealth, and create new and innovative products that are relevant to new and existing customers.
Continue Adding New Customers to Our Platform
We are simplifying how people interact with financial products, allowing new customers from all walks of life and generations to participate in the financial system.
We have achieved our growth with relatively little investment in traditional sales and marketing efforts, although we have done substantial in-market testing to determine how to most efficiently utilize paid channels. We plan to increase our brand marketing in the future and anticipate that our marketing efforts will drive higher brand awareness that can further accelerate our growth.
Our brand has faced challenges in recent years, including as a result of, among other things, the March 2020 Outages, the April-May 2021 Disruptions, and the Early 2021 Trading Restrictions (each defined below), as well as criticism regarding the complexity of our options trading offerings and related concerns about limited customer support and controversial customer communications and displays. We have taken these concerns seriously and have prioritized developing responsive solutions, such as by reinforcing our platform infrastructure, raising additional capital to cushion ourselves against the potential for future increased collateral requirements and related market stress, expanding our investor education resources, adding additional eligibility criteria for our options authorization, more than doubling the number of customer support professionals we employ, introducing phone-based voice customer support, and redesigning some of our customer display features. We are determined to keep evolving to better serve our customer base.
Growing with Our Customers
Many of our customers are just beginning their financial journeys. As our customers grow their wealth, we believe they will continue to expand their relationship with our platform, providing an increased opportunity to meet their growing financial needs. We believe that these needs may come in a number of forms, from helping new investors grow into long-term investors to providing other financial services such as saving, spending, or facilitating payments. The younger generation is poised to see its wealth expand in the coming years and participation in the markets will provide a critical opportunity as younger customers grow their assets and build financial security for themselves and their families. We are committed to deepening strong relationships with our loyal customer base and earning our customers’ trust when they choose our platform on their financial journeys.
Expanding Internationally
We believe there is a significant opportunity for Robinhood to grow internationally. Currently, we offer services to only U.S. citizens and permanent residents with a legal address within the continental United States or Puerto Rico. Although our operations are concentrated in the United States, we do have U.K. and Dutch subsidiaries (which have U.K.- and Netherlands-based employees and contractors but no external service offerings and no customers). Over time, we intend to pursue a disciplined approach to international expansion and we will consider factors such as population size and demographics, legal and regulatory environments, and general investing attitudes in potential new markets prior to pursuing such expansion. We intend to expand our international hiring to gain access to a larger talent pool, as well as to support our international service offerings. While our near-term focus remains on our current U.S. customers, we have already made technical investments in our clearing platform that we believe will allow us to expand to serve customers in other geographies more easily in the future. We have also set aggressive goals to open our crypto platform up to new customers internationally in 2022. Our plans to pursue international expansion are uncertain and dependent on a variety of external factors, including, among other things, our obtaining required regulatory approvals, authorizations, licenses and consents, our obtaining and protecting intellectual property rights abroad, and the identification of and successful entry into new business partnerships with third-party service providers that would be necessary to provide our products and services in the relevant local market.
Growth Through Acquisition
We have made a number of acquisitions to add specialized employees and complementary companies, products, or technologies that add synergies to our business. For instance, in August 2021, we acquired A Say Inc. and its subsidiaries ("Say Technologies"). Say Technologies built an innovative communication platform that makes it easier for investors to exercise their ownership rights. See Note 3 to our consolidated financial statements in this Annual Report for further information. We expect to continue to consider and evaluate acquisitions as part of our overall growth strategy.
Competition
We believe that we are changing the consumption patterns for financial products and services and growing the market, but will continue to face competition from other firms including large legacy financial institutions, large technology companies, and smaller, new financial technology entrants.
We believe that the key competitive factors in our market include:
•product features, quality and functionality;
•operating efficiency;
•engineering talent;
•brand recognition;
•security and trust;
•cloud-based architecture;
•regulatory licenses; and
•vertical integration.
We seek to differentiate ourselves from competitors primarily through our vertically integrated, mobile-first platform and focus on accessibility, customer experience, and trust. We believe that our ability to innovate quickly further differentiates our platform from our competition. We believe we compete favorably across all key competitive factors and that we have developed a business model that is difficult to replicate.
Our Competitive Advantages
We believe we have a number of competitive advantages that position us well to serve an increasing portion of the population and the broader financial services ecosystem.
Creative Product Design
We believe archaic, cumbersome digital platforms reinforce legacy barriers to participation in the financial system. We put design at the center of our product with the goal of building long-term relationships with customers. We involve our talented product designers early and often throughout our product development process to create intuitive and elegant experiences that efficiently address our customers’ needs. Our customer-centric approach has made our platform easy to use, informative, and familiar in look and feel for a generation of mobile-first customers. For example, we seamlessly integrate information into our platform through Robinhood Learn and our newsfeed, which offers free news from trusted sources including Barron’s, Reuters, and The Wall Street Journal. In addition, we continue to work to deliver an intuitive product experience including developing and implementing designs to celebrate investing milestones of our customers in a responsible way. Our products are designed mobile-first, allowing us to offer attractive investing, spending, and saving experiences as more people shift their daily financial services activities to the palm of their hands.
Category-Defining Brand
We believe Robinhood today is a symbol of retail investing and finance in America. By taking a fresh, people-centric approach and creating a delightful, engaging customer experience, we believe we have built a trusted, category-defining brand that has made investing socially relevant for the next generation.
The relationship we have built with our customers has led many to want to talk about Robinhood and share their experience with their friends and family. From Robinhood’s inception, a vast majority of our growth has come directly from customers joining our platform organically or through the Robinhood Referral Program. The excitement around Robinhood demonstrates how our innovative approach to financial products has built deep, loyal customer relationships and positioned us well to continue attracting new people to our platform, and sharing new product experiences with our customers.
Financial Services at Internet Scale
Our people-centric approach has driven customer enthusiasm and engagement, resulting in rapid adoption of our products. We designed our platform to provide our customers with relevant, accessible information when they need it most. Being an investor involves following a regular cycle of events—news releases, earnings announcements, transaction executions—that creates a regular cadence of content and information. We use our platform, from push notifications to widgets, to provide seamless customized updates to our customers. This engenders trust, creates enduring long-term relationships, and has resonated with our customers.
Vertically Integrated Platform
We design our own products and services and deliver them through a single, app-based platform supported by proprietary technology that has been cloud-based from the start. We are a licensed introducing broker-dealer, a licensed clearing broker-dealer, and a licensed money-transmitter. Our digitally-native technology stack also gives us control over our product development from end-to-end, enabling faster development times, better customer experiences, stronger unit economics, greater flexibility, and a robust and dynamic risk management framework. Our vertically integrated platform has enabled us to rapidly introduce new products and services such as cryptocurrency trading, dividend reinvestment, fractional shares, recurring investments and IPO Access, while also supporting our ability to quickly scale.
Seasonality
Our business can be subject to seasonal fluctuations due to such factors as retail interest in investing, overall number of market participants and trading volumes, varying numbers of trading days from quarter-to-quarter, and declines in trading activity around holidays. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on equity and cryptocurrency valuations and trading activity.

Human Capital
Our Employees and Culture
Robinhood employees are key to achieving our company mission. As of December 31, 2021, we had approximately 3,800 full-time employees. We seek to champion a culture that is open and honest. We hold weekly “all-hands” meetings with all employees, during which any employee has the opportunity to ask a question of our senior leadership. We use a company-wide surveying tool to facilitate regular check-ins with employees and to provide critical input for company decisions on how to best improve productivity, happiness and retention. Inclusivity is core to our culture and we seek to create an environment where all viewpoints, including opposing ones, are welcomed. We provide tools, opportunities and support for career and personal growth, as well as ongoing company initiatives to maintain high employee engagement.
Our mission to democratize finance for all starts with our people. In the last two years, we have seen how flexibility and trust allows teams to do their best work, attracts top talent, and creates a workplace that’s more inclusive and equitable. With our “Remote First” approach, we provide employees with the flexibility they need to work where they are most comfortable and productive whenever we can, depending on their roles and regulatory requirements. All of our employees have access to our offices whenever they would like to use them. As we move forward, we are committed to continue learning, listening and creating a flexible, accessible and great workplace for everyone.
Talent Acquisition and Development
A critical foundation to our mission starts with building an inclusive environment that attracts and retains diverse, exceptional talent. We prioritize hiring great leaders with deep functional expertise, then we commit to their professional and technical development so we can grow together. We continue to invest in recruiting and fostering diverse talent, supporting our employees and speaking out for our community.
We work to attract the best talent from a range of sources in order to meet the current and future demands of our business. We have relationships with universities, professional associations, and industry groups to proactively reach underrepresented talent. We use trusted third-party partners to help us mitigate potential bias in our hiring process—from the language used in our job descriptions to how technical screening interviews are conducted.
The professional growth of our people is essential to the growth of our business and we aim to empower all Robinhood employees to reach their full potential. We support job-specific capabilities and training to help develop behavioral and leadership capabilities for all employees. All full-time employees are offered an ongoing education stipend to support skill-building both in current and for future roles, as well as access to the LinkedIn Learning platform, which provides thousands of online courses taught by industry experts covering a wide range of technical, business, software, and creative topics. We also offer a variety of formal and informal development and skills-building opportunities to our managers. For example, this year we launched a podcast series of interviews with our senior leaders on how to have career conversations with employees and effectively conduct performance reviews.
Inclusion, Equity, and Belonging (“IEB”)
Prioritizing an inclusive and equitable culture that attracts, motivates, and retains diverse talent within our workplace is critical to delivering on our mission. As our customer base is incredibly diverse, we are building a company that will meet their needs. At Robinhood, inclusivity is core to our culture, and we seek to create an environment where all viewpoints are welcome. We strive to do this in four distinct ways: ensuring our workplace culture is accessible and respectful, broadening the diversity of our workforce at all levels, effectively serving non-traditional investors, and increasing financial literacy among underserved communities. We value each of our employees and their unique contributions as we build our company together.
We have built a comprehensive IEB strategy with a dedicated team to support it. In addition to offering more ways for our employees to self-identify different aspects of their identity, we also rolled out inclusive hiring training to all hiring managers and interviewers, implemented a diverse slate approach to hiring, and increased our community outreach efforts around financial inclusion for underrepresented communities.

As of December 31, 2021, 61% of our employees are members of at least one of our Robinhood Employee Resource Groups (“ERG”) which are voluntary, identity or experience-based groups led by members and allies who join together to support the creation of an inclusive workplace. We utilize ERGs to create a welcoming environment for new employees by designating Robinhood Ambassadors, leaders within our ERGs who are available to candidates and new employees who want to learn more about working at Robinhood. Robinhood ERGs include: Asianhood, Black Excellence (BEX), Brain Body Heart, Divergent, Latinhood, Parenthood, Rainbowhood, Sisterhood, Veterans at Robinhood, and Women in Tech.
In addition to providing a supportive, safe space for many employees, a number of Robinhood ERGs support specific business objectives that include recruiting, employee engagement, marketing, and more. For example, our ERGs participate in various hiring events, including hosting panels on what it’s like to work at Robinhood and how to think about career development.
Employee Incentives and Benefits
We offer a wide range of benefits designed to attract the best talent and to ensure Robinhood employees are taken care of both at and outside of work. We offer competitive compensation for employees and benefits for themselves and their families. Where applicable, eligibility also extends to domestic partners and their children; our approach is based on the aim of supporting the diverse needs of our employees. Some notable benefits that our employees value include lifetime fertility benefits, backup child care credit, generous paid family leave, retirement savings with employer match, financial planning services, and employer-paid health and wellness benefits.
The health and wellness of our employees is paramount to our success. We offer wellness benefits that include reimbursement for qualified expenses, on-demand emotional health support, and time off to refresh, recharge, and relax. We offer competitive base pay, and all employees are eligible for variable incentive pay (bonus and/or equity) linked to company and individual performance.
COVID-19 continues to be a challenge. In addition to leveraging our third-party survey tool, we conducted company-wide focus groups in 2021 to reach out, listen, and ensure employees got the support they needed through the pandemic. We asked questions that related directly to employees' perception of the company’s handling of the situation, and responded accordingly. To support our employees’ work from home needs during the COVID-19 pandemic, we offer all employees a one-time $1,000 workspace stipend, generous leave arrangements, and a monthly internet stipend.
Intellectual Property
Our success and ability to compete are significantly dependent on our core technology and intellectual property. We rely on trademarks, patents, copyrights, trade secrets, know-how and expertise, registered domain names, license agreements, intellectual property assignment agreements, confidentiality procedures and non-disclosure agreements to establish and protect our intellectual property and proprietary rights. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how and brand, by relying on a combination of federal, state, and common law rights in the United States and other countries, as well as on contractual measures. However, these laws, agreements, and procedures provide only limited protection. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees, consultants, contractors and other third parties, and into confidentiality and non-disclosure agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information, trade secrets, know-how, and proprietary technology. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace. Any of our intellectual property rights might be successfully challenged, opposed, diluted, misappropriated, or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the United States or in non-U.S. jurisdictions. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights. Our efforts to enforce our intellectual property rights might also be met with defenses, counterclaims, and counter-suits attacking the validity and enforceability of our intellectual property rights.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and solution names, taglines and logos in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We are the registered holder of a variety of U.S. and international trademarks and domain names that include the primary brand “Robinhood,” including variations thereof, as well as brands for other Robinhood products and services, such as our Snacks podcast and newsletter. We also have common law rights in certain unregistered trademarks that were established over years of use. We are the authorized user of a variety of social media handles, pages, and profiles that reflect our primary brand. In addition, we have a suite of defensively registered domains. We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our trademark rights and to determine the validity and scope of the trademark rights of others.
Despite our efforts to obtain, maintain, protect, defend, and enforce our intellectual property rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who might use our technology or other proprietary information to develop services that compete with ours, and our intellectual property rights might not be respected in the future or might be invalidated, circumvented, or challenged. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property and proprietary rights.
Regulation
U.S. and non-U.S. laws and regulations apply to many key aspects of our current business operations and future business plans. These laws and regulations include, but are not limited to, “best execution” requirements under SEC guidelines and FINRA rules, which require our subsidiaries, Robinhood Securities, LLC (“RHS”) and Robinhood Financial LLC (“RHF”), to obtain the best reasonably available terms for customer orders. In part, this requires broker-dealers to use reasonable diligence so that the price to the customer is as favorable as possible under prevailing market conditions, taking into account, among other things, the character of the market for the security, the size and type of the transaction, the number of markets checked, accessibility of quotations, and the terms and conditions of the order as communicated by the broker-dealer’s customer. Although a broker-dealer is not required to examine every customer order individually for compliance with its duty of best execution, it must undertake regular and rigorous reviews of the quality of its customer order executions.
We are also subject to laws and regulations regarding data privacy and security; in the U.S., federal law, such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal data, requires notice to individuals of privacy practices and provides individuals with some rights to prevent the use and disclosure of nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal data through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has also announced that it is reviewing the need for greater regulation for the collection, use, and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting some targeted advertising practices, and numerous states, including but not limited to California through the California Consumer Privacy Act and California Privacy Rights Act of 2020, have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. The New York State Department of Financial Services (“NYDFS”) also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including Robinhood Crypto, LLC (“RHC”), to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For additional information relating to regulation and regulatory actions, see “Risk Factors—Risks Related to Regulation and Litigation” and “Risk Factors—Risks Related to Cybersecurity and Data Privacy.”
Available Information
On our investor relations website, investors.robinhood.com, we post the following filings after they are electronically filed with or furnished to the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Beneficial Ownership Reports on Forms 3, 4, and 5, and amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We intend to use our blog, Under the Hood, as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg. FD). Under the Hood can be accessed at blog.robinhood.com and investors should routinely monitor that website, in addition to Robinhood’s press releases, SEC filings, and public conference calls and webcasts, as information posted on Robinhood’s blog could be deemed to be material information. The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information included in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial might also adversely affect our business. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties including those described at length in the Risk Factors section below. We consider the following to be our most material risks:
•We have a limited operating history, which makes it difficult to evaluate our business and prospects and increases the risks associated with an investment in our Class A common stock.

•We have grown rapidly in recent years and we have limited operating experience at our current scale. If we are unable to manage our growth effectively, our financial performance might suffer and our brand and company culture could be harmed.
•We might not continue to grow in line with historical rates.
•Our results of operations and other operating metrics fluctuate from quarter to quarter, which makes these metrics difficult to predict.
•We have incurred operating losses in the past and might not be profitable in the future.
•Because a majority of our revenue is transaction-based (including PFOF), factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.
•As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules. We could be penalized if we fail to comply with these requirements and these requirements might be modified in the future in a way that could harm our business.
•We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.
•Unfavorable media coverage and other events that harm our brand and reputation could adversely affect our revenue and the size, engagement, and loyalty of our customer base.

•Our business may be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.
•Our future success depends on the continuing efforts of our key employees and our ability to attract and retain senior management and other highly skilled personnel.
•Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.
•We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.
•We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could expose us to significant liability and reputational harm.

•We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that are more appealing than ours to our current or potential customers.
•If we fail to retain existing customers or attract new customers, or if our customers decrease their use of our products and services, our revenue will decline.
•If we fail to provide and monetize new and innovative products and services that are adopted by customers, our business may become less competitive and our revenue might decline.
•Our products and services rely on software and systems that are highly technical and have been, and may in the future be, subject to interruption and instability due to software errors, design defects, and other operational and technological failures, whether internal or external.
•We rely on third parties to perform some key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
•Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party service providers.
•If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions.
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
•Substantial future issuances and sales of shares of our Class A common stock in the public market could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to fall.
•The multi-class structure of our common stock has the effect of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval. In addition, the Founder Voting Agreement and any future issuances of our Class C common stock could prolong the duration of our founders’ voting control.
Risks Related to Our Business
We have a limited operating history, which makes it difficult to evaluate our business and prospects and increases the risks associated with an investment in our Class A common stock.
We began operations in 2013, publicly launched our first product in 2015, and have since continued to introduce new products and services to our platform. As a result, our business model has not been fully proven and we have limited financial data that can be used to evaluate our current business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks. Our historical revenue growth should not be considered indicative of our future performance. For example, our operating history has coincided with an extended period of general macroeconomic growth in the United States, particularly in U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant downturn in U.S.

equity markets and we might not be able to respond effectively to any such downturn or slowdown in the future. We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. We might fail to adequately address these and other challenges we may face, and our business will be adversely affected if we do not manage these risks successfully. In addition, we might not achieve sufficient revenue to maintain positive cash flows from operations or profitability in any given period, or at all.

We have grown rapidly in recent years and we have limited operating experience at our current scale. If we are unable to manage our growth effectively, our financial performance might suffer and our brand and company culture could be harmed.
We have expanded our operations rapidly and have limited operating experience at our current size and scale. Between December 31, 2018 and December 31, 2021, our employee headcount increased from 289 to approximately 3,800, and we expect our headcount to continue to grow for the foreseeable future, though at a lesser rate given the foundation we now have in place. We face a risk that continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed and growing employee base.

Our growth strategy contemplates significant expenditures for marketing, investing in customer support, acquisitions, expansion into new countries and markets, enhancements to our current offerings and development of new products and services, and these efforts might not be successful. In addition, our business is highly dependent on our technology platform, and we also rely on certain third-party service providers and computer systems. Any failure to maintain or upgrade our technology or network infrastructure effectively to support our growth, particularly as our customer base grows and we experience any corresponding surges in trading volume, or any interruption in the third-party services or deterioration in the quality of their service or performance, could result in unanticipated system disruptions, partial or full platform outages or other performance problems which have in the past and may in the future result in degraded service, costly litigation, regulatory and U.S. Congressional inquiries, examinations and investigations, customer dissatisfaction, arbitration and complaints and reputational harm and may have an adverse effect on our business. For example, we experienced (i) service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”) and (ii) partial service outages and degraded service on our cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”). In addition, our customer service team has historically experienced, from time to time, and continues to experience backlogs responding to customer support requests, including in connection with the April-May 2021 Disruptions, and reviewing new account applications, due to significant spikes in volumes. Further, any growth must be accomplished in a manner that is consistent with regulatory requirements that apply to our business. If we do not adapt to meet these evolving challenges and requirements, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services might suffer, we might face regulatory obstacles, including adverse enforcement actions, other regulatory restrictions or limitations, or failure to obtain regulatory approvals required for certain types of growth, and our company culture might be harmed. We might also experience difficulties in providing adequate customer support to our customer base. Failure to improve, maintain or increase customer support now or in the future could inhibit our growth.

Because we have limited experience operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market for our products and services, substantial uncertainty concerning how these markets may develop, the complex regulatory regimes applicable to different aspects of our business, and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual results and to predict the risks and challenges we may encounter.

We might not continue to grow in line with historical rates.
We have grown rapidly over the last few years. In particular, since March 2020, we have experienced a significant increase in revenue, Monthly Active Users (“MAU”), Assets Under Custody (“AUC”), and Net Cumulative Funded Accounts. For example, for full years 2019, 2020, and 2021, our revenue was $277.5 million, $958.8 million, and $1,815.1 million, respectively, representing annual growth of 245% in 2020 and 89% in 2021. Similarly, at year-end 2019, 2020, and 2021 we had Net Cumulative Funded Accounts of 5.1 million, 12.5 million, and 22.7 million, respectively, representing annual growth of 143% in 2020 and 81% in 2021.

The circumstances that accelerated the growth of our business might not continue in the future, and we expect our growth rates in revenue, MAU, AUC, and Net Cumulative Funded Accounts to decline in future periods, and such declines could be significant. It is also possible that revenue, MAU, AUC, and Net Cumulative Funded Accounts might fail to grow at all, and might decline. For example, during the first half of 2021 we experienced high trading volume and account sign-ups as well as high market volatility, particularly in certain market sectors, but those growth factors were largely absent during the second half of 2021. Sequentially from the first half of the year compared to the second half of 2021, revenue declined by 33% and Net Cumulative Funded Accounts remained roughly flat. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. Our historical annual revenue growth rates are likely to decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We might be negatively impacted as the pandemic wanes, stimulus is phased out, and customers spend less time at home. We might also experience declines in our revenue growth rate (or negative growth) as a result of a number of other factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that could reduce financial activity and the maturation of our business, among others. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

Our results of operations and other operating metrics fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our results of operations are heavily reliant on the level of trading activity on our platform and net deposits. In the past, our results of operations and other operating metrics have fluctuated from quarter to quarter, including due to movements and trends in the underlying markets, changes in general economic conditions, interest in investing, and fluctuations in trading levels generally, each of which is outside our control and will continue to be outside of our control. As a result, period-to-period comparisons of our results of operations might not be meaningful, and our past results of operations should not be relied on as indicators of future performance. Further, we are subject to additional risks and uncertainties that are frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, including the occurrence of any of the risks described elsewhere in this Risk Factors section, many of which we are unable to predict or are outside of our control. Factors contributing to quarterly fluctuations could include, among others:

•our ability to retain and engage existing customers and attract new customers;
•the timing and success of new product and service introductions by us or our competitors, or other changes in the competitive landscape of our market;
•volatility in the market generally or the occurrence of so-called “meme” trading in equities, options, or cryptocurrencies, which can cause our trading volumes to fluctuate;

•the occurrence of so-called “meme” trading in equities, options, or cryptocurrencies;
•increases in marketing, sales, compensation (for example, due to increased headcount), cloud infrastructure, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•the timing and amount of non-cash expenses, such as share-based compensation and asset impairment;
•the success of our expansion into new markets;
•trading volume and the prevailing trading prices for cryptocurrencies, which can be highly volatile;
•changes in the public’s perception, adoption, and use of cryptocurrencies and other asset classes;
•any inability of customers to place trades, due to system disruptions, outages, or trading restrictions;
•any events that damage customer confidence in Robinhood, such as breaches of security or privacy;
•the impacts of the ongoing COVID-19 pandemic, unemployment, and inflation; and
•changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and may significantly affect the effective tax rate of that period.

Any of the factors above or listed elsewhere in this Risk Factors section, or the cumulative effect of some of those factors, could result in significant fluctuations in our results of operations.

We have incurred operating losses in the past and might not be profitable in the future.
We incurred operating losses each year from our inception in 2013 through 2019, including net losses of $6.1 million, $57.5 million, and $106.6 million for years 2017, 2018, and 2019, respectively. Although we generated positive net income for 2020, we returned to a net loss position for 2021. Our operating expenses increased substantially in 2021 and we expect them to continue to increase in the future as we increase our sales and marketing efforts, continue to invest in research and development, further develop our products, services, and customer support, increase our headcount, and expand into new geographies. These efforts and additional expenses may be more costly than we expect, and we might not be able to increase our revenue by an amount sufficient to offset our increased operating expenses or to become profitable again. If we are unable to generate adequate revenue to offset our operating expenses, we will continue to incur operating losses, which could be significant, and we might not be able to achieve profitability in the future.
Because a majority of our revenue is transaction-based (including PFOF), factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

A majority of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Risks Related to our Business Relationships with Market Makers

Our PFOF and Transaction Rebate arrangements with market makers are a matter of practice and business understanding and not documented under binding contracts. If any of these market makers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other market makers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement market makers in a timely manner, our transaction-based revenue would be negatively impacted. This risk is particularly heightened for cryptocurrencies because fewer market makers are currently able to execute cryptocurrency trades. Furthermore, if market makers decide to alter our fee structure, our transaction-based revenue could significantly decrease.

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in November 2018, the SEC amended its rules relating to broker-dealer disclosure of order handling and routing to require that, among other things, such public disclosures must now describe additional detail regarding terms of PFOF arrangements and profit-sharing relationships that may influence a broker-dealer’s routing decision, including information about average rebates the broker received from, and fees the broker paid to, market makers. As previously disclosed, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined below). We also face a risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise, including regulation that could substantially limit or ban such practices, or pursue additional inquiries or investigations relating to PFOF practices. For example, a bill to direct the SEC to study and consider banning or limiting PFOF in the form of exchange rebates or payments from market centers to broker dealers, conflicts of interest based on PFOF arrangements, and the impact of PFOF on the quality of order execution passed out of the House Financial Services Committee in July 2021. In an August 2021 interview, Gary Gensler, Chair of the SEC, commented that a full ban of PFOF was “on the table.” Any new or heightened PFOF regulation could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might also make it more difficult for us to expand our platform in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions, we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek "best execution" of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF might themselves generate negative publicity associated with PFOF.

Additionally, if our customers or potential customers believe that they might get better execution quality (including better price improvement) directly from stock exchanges or from our competitors that have different execution arrangements, or if our customers perceive our PFOF practices to create a conflict of interest between us and them, or if they begin to disfavor the specific market markers with which we do business due to any negative media attention, they might come to have an adverse view of our business model and might decide to limit or cease the use of our platform. Some customers might prefer to invest through our competitors that do not engage in PFOF or Transaction Rebate practices or engage in them differently than do we. Any such loss of customer engagement as a result of any negative publicity associated with PFOF or Transaction Rebate practices could adversely affect our business, financial condition, and results of operations.

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules. We could be penalized if we fail to comply with these requirements and these requirements might be modified in the future in a way that could harm our business.

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders, as described in Part I, Item 1 “Business”. As previously disclosed, in December 2019 and 2020, we settled an SEC investigation and FINRA disciplinary action, respectively, that related to our best execution practices. We face a risk of additional investigations or penalties in the future related to our best execution practices.

We also may be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, PFOF practices and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. In his September 2021 testimony before the U.S. Senate Committee on Banking, Housing and Urban Affairs, Gary Gensler, Chair of the SEC, described a number of on-going projects he had instructed SEC staff to pursue related to market structure, including review of PFOF, best execution in the context of the National Best Bid and Offer system, and cryptocurrency asset markets and trading platforms. Chair Gensler made similar comments in his October 2021 testimony before the U.S. House Committee on Financial Services, including noting that the National Best Bid and Offer system might benefit from modernization and might no longer necessarily be an appropriate baseline from which to measure price improvement in the context of assessing best execution (together with his September 2021 testimony, the “Gensler Market Structure Testimony”). There is a risk that these bodies might adopt additional regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulation could have a material adverse impact on our business and our primary source of revenue.

We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC, FINRA, and various state regulators also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs.

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including the Depository Trust Company (“DTC”), the National Securities Clearing Corporation (“NSCC”), and the Options Clearing Corporation (“OCC”)), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we may be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we temporarily restricted or limited our customers from purchasing certain specified securities, including GameStop Corp. and AMC Entertainment Holdings, Inc., on our trading platform (the “Early 2021 Trading Restrictions”). This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, as well as capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio.

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other Self-Regulatory Organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which may adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency market makers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence resulting in unanticipated withdrawals of customer assets.

We might also need additional capital to continue to support the growth of our business and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, acquire and invest in complementary businesses and technologies, and to fund payments on our obligations at the parent company level, such as any debt obligations we may incur. To meet liquidity needs at the parent level, we might need to rely on dividends, distributions and other payments from our subsidiaries. Regulatory and other legal restrictions might limit our ability to transfer funds to or from some subsidiaries. For example, under FINRA rules applicable to RHS, a dividend of over 10% of a member firm’s excess net capital must not be paid without FINRA’s prior written approval.

When available cash is not sufficient, we may seek to engage in equity or debt financings to secure additional funds. However, such additional funding might not be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and results of operations. If we issue equity or convertible debt securities, our stockholders could suffer significant dilution, and the new shares could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue future business opportunities.

As a result of a cease-and-desist order issued by the SEC on December 17, 2020 and our related settlement in connection with the SEC’s investigation of our best execution and PFOF practices, we are currently an “ineligible issuer,” as the term is defined under Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and we will remain an ineligible issuer until December 17, 2023. As long as we are an ineligible issuer, we will generally be prevented from using free writing prospectuses and recorded roadshows in securities offerings, and we will not qualify as a “well-known seasoned issuer” (“WKSI”) (which status we would otherwise likely achieve by August 2022). We will therefore be unable to take advantage of benefits associated with WKSI status, such as the ability to file universal shelf registration statements on Form S-3 that are automatically effective. These restrictions could impair our ability to raise additional capital quickly in response to changing requirements and market conditions.

Unfavorable media coverage and other events that harm our brand and reputation could adversely affect our revenue and the size, engagement, and loyalty of our customer base.

Our brand and our reputation are two of our most important assets. Our ability to attract, build trust with, engage, and retain existing and new customers may be adversely affected by events that harm our brand and reputation, such as public complaints and unfavorable media coverage about us, our platform, and our customers, even if factually incorrect or based on isolated incidents.

We receive a high volume of media coverage, which has increased as our company has grown and has included, and may continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platform, such as the March 2020 Outages and the April-May 2021 Disruptions, are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions.

Damage to our brand and reputation could also be caused by:
•cybersecurity attacks, privacy or data security breaches, or other security incidents, payment disruptions or other incidents that impact the reliability of our platform;
•actual or alleged illegal, negligent, reckless, fraudulent or otherwise inappropriate behavior by our management team, our other employees or contractors, our customers or third-party service providers as well as complaints or negative publicity about such individuals;
•any repeat imposition of temporary trading restrictions (similar to our Early 2021 Trading Restrictions), or any outright failure to meet our deposit requirements;
•litigation involving, or regulatory actions or investigations into, our platform or our business;
•any failures to comply with legal, tax and regulatory requirements;
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

•inadequate or unsatisfactory customer support experiences. For example, prior to October 2021, we did not offer general customer support by telephone for all use cases;
•negative responses by customers or regulators to our business model or to particular features or services;
•a failure to adapt to new or changing customer preferences;
•a prolonged weakness in popular equities or cryptocurrencies specifically or in U.S. equity and cryptocurrency markets generally, or a sustained downturn in the U.S. economy; and
•any of the foregoing with respect to our competitors, to the extent the resulting negative perception affects the public’s perception of us or our industry as a whole.

These and other events could negatively impact the willingness of our existing customers, and potential new customers, to do business with us, which could adversely affect our trading volumes and number of funded accounts, as well as our ability to recruit and retain personnel, any of which could have an adverse effect on our business, financial condition, and results of operations, as well as the trading price of our Class A common stock.

Our business may be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax rates, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, changes in volume of securities or cryptocurrencies trading generally, changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could remain uncertain indefinitely. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, could result in reduced revenues and adversely affect our business, financial condition, and results of operations. Significant downturns in such markets or in general economic and political conditions could also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in such markets or conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business results.

The long-term impact of the COVID-19 pandemic on our business, financial condition, and results of operations is uncertain.

At the onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and over the course of the pandemic we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform.

However, we have seen the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. For example, the pace of growth in new funded accounts slowed considerably in the second half of 2021 compared to the first half of 2021.

Additionally, to the extent that government stimulus measures enacted in response to the pandemic contributed to an increase in customer engagement, that benefit may not have continued as those stimulus measures have expired. For example, we saw MAU decline from 21.3 million in June 2021 to 17.3 million in December 2021. Further, if the financial markets experience a downturn, we might have difficulty retaining customers, particularly any first-time retail investors, who might elect not to continue to invest in the financial markets by trading on our platform or at all due to any number of factors: as a result of any such downturn, a lack of access to additional stimulus funds, the ability to resume pre-COVID-19 activities, or otherwise. To the extent that customer preferences revert to pre-COVID-19 behaviors or the financial markets experience reduced volatility or decline, our trading volumes and transaction-based revenues could decline.

Notwithstanding the foregoing, the COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, could adversely impact our customers, employees and business partners, and continue to disrupt our operations, including as the pandemic contributes to a general slowdown in the global economy. The COVID-19 pandemic also resulted, in part, in inefficiencies or delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce had to transition suddenly to working remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to adapt to the long-term distributed “Remote First” workforce model we have adopted, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict. The future of remote work and our physical office build-out strategy have been challenged by the COVID-19 pandemic, which may adversely affect successful cross-functional collaboration, product development velocity, and our company culture. In particular, our new Remote First workforce model increases risk of culture drift and could lead to lower operational effectiveness. As vaccination rates among the population have increased, we have started to allow some employees to voluntarily return to work in our corporate offices. The timing of any full return for those employees who will eventually be required to come into the office has not been determined and will be impacted by developments related to the pandemic, such as the severity and transmission rate of the virus and its variants. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future. A sustained or prolonged COVID-19 pandemic or a resurgence could exacerbate the factors described above and intensify the impact on our business.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain senior management and other highly skilled personnel.

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our Co-Founder and CEO, Vladimir Tenev, and our Co-Founder and Chief Creative Officer, Baiju Bhatt, have been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment offer letters with some of our key personnel, these agreements have no specific duration and are terminable by either party at-will. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there is particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. In the fourth quarter of 2021, we experienced higher rates of employee attrition as well as recruiting challenges in the post-IPO context.

We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

We believe that a critical component of our efforts to attract and retain employees has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we will face new challenges to maintain our corporate culture among a larger number of more geographically dispersed employees. Failure to preserve our company culture could harm our ability to retain and recruit personnel. Our transition to having a more dispersed, remote-working employee base may exacerbate these challenges.

If we are unable to attract, integrate, or retain our key employees and qualified and highly skilled personnel, our ability to effectively focus on and pursue our corporate objectives will decline, and our business and future growth prospects could be harmed.

Future acquisitions of, or investments in, other companies, products, technologies or specialized employees could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.

As part of our business strategy, we might make acquisitions of, or investments in, specialized employees or other compatible companies, products, or technologies. We also might enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive and our ability to close these transactions might be subject to third-party approvals, such as governmental and other regulatory approvals, which are beyond our control. Further, we might not be able to find suitable acquisition or investment candidates and we might not be able to complete acquisitions on favorable terms, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, we might not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. Moreover, the anticipated benefits of any acquisition or investment might not be realized and we might be exposed to unknown liabilities.

In connection with these types of transactions, we might issue additional equity securities that would dilute our stockholders, use cash that we might need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

We intend to expand into international markets, which will expose us to significant new risks, and our international expansion efforts might not succeed.

We currently do not offer services to the public outside the United States. However, we currently have corporate subsidiaries, offices, and some employees or contractors, in each of the U.K. and the Netherlands (and, in the case of the U.K., our U.K. subsidiary Robinhood U.K. Ltd is authorized and regulated by the U.K. Financial Conduct Authority).

We intend to expand our operations to other countries outside of the United States, which will require significant resources and management attention and will subject us to regulatory, economic, operational, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:

•difficulty establishing and managing international entities, offices, and/or operations and the increased operations, travel, infrastructure, and legal and compliance costs associated with operations, entities, and/or people in different countries or regions;
•the need to understand, interpret and comply with local laws, regulations and customs in multiple jurisdictions, including laws and regulations governing cryptocurrency-related, broker-dealer or regulated entity practices, some of which may require permissions, registrations, authorizations, licenses or consents, or may be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy or labor and employment laws;
•the additional complexities of any merger or acquisition activity internationally, which would be new for us and could subject us to additional regulatory scrutiny or approvals;
•the need to adapt, localize, and position our products for specific countries (also known as “product-market fit”);
•increased competition from local providers of similar products and services;
•challenges of obtaining, maintaining, protecting, defending and enforcing intellectual property rights abroad, including the challenge of extending or obtaining third-party intellectual property rights to use various technologies in new countries;
•the need to offer customer support and other aspects of our offering (including websites, articles, blog posts, and customer support documentation) in various languages or locations;
•compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act (the “FCPA”) and equivalent anti-money laundering rules and requirements, and with anti-bribery and anti-corruption requirements in local markets, by us, our employees, and our business partners;
•the need to recruit and manage staff in new countries and regions to support international operations, and comply with employment law, payroll, and benefits requirements in multiple countries;
•the need to enter into new business partnerships with third-party service providers in order to provide products and services in the local market, or to meet regulatory obligations;
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

We have limited experience with international legal and regulatory environments and market practices, and we might not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we might incur significant expenses as a result of our international expansion, and we might not be successful, which could lead to substantial losses.

Risks Related to Regulation and Litigation

Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.

The securities industry is subject to extensive regulation by federal, state and non-U.S. regulators and SROs, and broker-dealers and financial services companies are subject to laws and regulations covering all aspects of the securities industry. The substantial costs and uncertainties related to complying with these regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

Federal, state and non-U.S. regulators and SROs, including the SEC and FINRA, can among other things investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. We also may be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation.

We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been subject, and, given the highly regulated nature of the industries in which we operate, expect that we will be subject in the future, to a number of legal and regulatory proceedings arising out of our business practices and operations, brought by the SEC or FINRA, other federal agencies such as the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and state regulatory agencies, such as the Massachusetts Securities Division (“MSD”), the California Attorney General’s Office, and the NYDFS, among other authorities. These proceedings have in the past and might in the future include lawsuits, arbitration claims, and regulatory, governmental and SRO inquiries, examinations, investigations, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

•In December 2020, we settled an SEC investigation under which we paid a $65 million civil penalty and agreed to engage an independent compliance consultant.
•In June 2021, we resolved multiple matters with FINRA (including investigations into systems outages, our options product offering, and margin-related communications with customers), resulting in censure, fines and restitution of $70 million, and engagement of an independent consultant.
•In connection with the Early 2021 Trading Restrictions, we and our employees, including our co-founder and CEO, Vladimir Tenev, have received requests for information, and in some cases, subpoenas and requests for testimony from the USAO (as defined below), the U.S. Department of Justice, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. We have also received inquiries from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading during the week of January 25, 2021 in some of the securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., and specifically as to whether any employee trading in these securities occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations and examinations.

These and other proceedings, some of which are described in Note 16 to our consolidated financial statements in this Annual Report, have in the past and may in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

In connection with litigation settlements, we have in the past and may in the future be required to make expenditures to enhance our compliance activities. For example, the independent consultant we engaged in connection with the June 2021 FINRA multi-matter settlement (mentioned above) delivered its initial report in December 2021. While we believe we have made significant improvements to address FINRA’s original allegations, the independent consultant recommended additional enhancements in certain areas identified in the settlement. Implementing these recommendations will require significant effort and expense.

Additionally, our broker-dealer subsidiaries are registered in the United States but are not licensed, authorized, or registered in any other jurisdiction. Under the terms of our customer agreements, we currently offer services only to U.S. citizens and permanent residents with a legal address within the United States or Puerto Rico, and our application includes features designed to block access to our services from certain countries. However, to the extent a customer accesses our application or services from outside the United States, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized could result in fines or other enforcement actions.

Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. The fall 2021 regulatory agenda published by the SEC, also indicated that the SEC would consider proposing rules in 2022 to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration, the disclosure of best execution statistics, and certain other practices. On August 27, 2021, the SEC issued a request for information and public comment on matters related to the use of digital engagement practices by broker-dealers and investment advisers, including behavioral prompts, differential marketing, game-like features and other design elements or features designed to engage with retail investors on digital platforms (e.g., websites, portals, and applications), as well as related analytical and technological tools and methods. In an August 2021 interview, Chair Gensler commented that a full ban on PFOF was “on the table.” Chair Gensler also described a number of on-going projects he had instructed SEC staff to pursue related to market structure in the Gensler Market Structure Testimony. Also in October 2021, the SEC staff released its report on the equity and options market structure conditions surrounding the Early 2021 Trading Restrictions, which concluded in part that the episode may "present an opportunity to reflect" on market structure issues such as digital engagement practices, PFOF, dark pool trading, and other structures that affect Robinhood’s operations.

In addition, on March 18, 2021, FINRA issued a regulatory notice reminding member firms of their obligations with respect to maintaining margin requirements, customer order handling, and effectively managing liquidity, with a particular focus on best execution practices and the need for member firms to make “meaningful disclosures” to inform customers of a firm’s order handling procedures during extreme market conditions. Further, at a public conference on May 19, 2021, FINRA indicated an intention to solicit public feedback, such as through notices or surveys, regarding so-called gamification in order to determine whether to adopt additional guidance or additional rules in that regard. Also, on June 23, 2021, FINRA issued a regulatory notice reminding member firms of the requirement that customer order flow be directed to markets providing the “most beneficial terms for their customers” and indicated that member firms may not negotiate the terms of order routing arrangements in a manner that reduces price improvement opportunities that would otherwise be available to those customers in the absence of PFOF. The impact that this notice may have on the ability of market participants to enter into PFOF arrangements, if any, has not been determined.

To the extent that the SEC, FINRA, or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes may not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.

We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could expose us to significant liability and reputational harm.

In addition to regulatory proceedings, we are also involved in numerous other litigation matters, including putative class action lawsuits, and we anticipate that we will continue to be a target for litigation in the future. Potential litigation matters include commercial litigation matters, insurance matters, privacy and cybersecurity disputes, intellectual property disputes, contract disputes, consumer protection matters, and employment matters. This risk may be more pronounced during market downturns, during which the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

For more information about the legal proceedings in which we are currently involved, see Note 16 to our consolidated financial statements in this Annual Report.

Litigation matters brought against us may require substantial management attention and may result in settlements, awards, injunctions, fines, penalties, and other adverse results. A substantial judgment, settlement, fine, penalty, or injunctive relief could be material to our results of operations or cash flows for a particular period, or could cause us significant reputational harm.

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery economic and trade sanctions, anti-money laundering and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

We are required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to facilitate compliance with the OFAC regulations. As part of our customer onboarding process, in accordance with the Customer Identification Program rules under Section 326 of the USA PATRIOT ACT of 2001, we screen all potential customers against OFAC watchlists and continue to screen all customers, vendors and employees daily against OFAC watchlists. Although our application includes features designed to block access to our services from sanctioned countries, if our services are accessed from a sanctioned country in violation of trade and economic sanctions, we could be subject to enforcement actions.

We are subject to the FCPA, U.S. domestic bribery laws, and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm, and have an adverse effect on our business, financial condition, and results of operations.

We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (“BSA”), and similar laws and regulations. The BSA is the primary U.S. anti-money laundering law and has been amended to include certain provisions of Title III of the USA PATRIOT ACT of 2001 to detect, deter, and disrupt terrorist financing networks. Regulators in the United States continue to increase their scrutiny of compliance with these obligations. For example, in July 2020, the NYDFS issued a report of its examination of our cryptocurrency business citing a number of “matters requiring attention” focused primarily on anti-money laundering and cybersecurity-related issues, which we expect will result in a significant monetary penalty and a requirement that we engage a monitor.

Although our operations are currently concentrated in the United States (with the limited exception of our U.K. and Dutch subsidiaries, which have U.K.- and Netherlands-based employees and contractors, but currently have no customers), we intend to expand internationally and we will become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing. In order to comply with applicable laws, we will need to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

Risks Related to Attracting, Retaining, and Engaging Customers

We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that are more appealing than ours to our current or potential customers.

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms, financial institutions, and technology platforms. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases, or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that may benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading, and no account minimums, since their introduction on our platform in order to compete with us. In addition, competitors may conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we might not be able to match the marketing efforts or prices of our competitors. In addition, our competitors might choose to forgo PFOF, which could create downward pressure on PFOF and make it more difficult for us to maintain our PFOF arrangements, which are a significant source of our revenue. We might also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

Our ability to compete successfully in the financial services and cryptocurrency markets depends on a number of factors, including, among other things:

•maintaining competitive pricing;
•providing easy-to-use, innovative, and attractive products and services that are adopted by customers;
•retaining customers (such as by providing effective customer support and avoiding outages, security breaches, and trading restrictions);

•recruiting and retaining highly skilled personnel and senior management;
•maintaining and improving our reputation and the market perception of our brand and overall value;
•maintaining our relationships with our counterparties; and
•adjusting to a dynamic regulatory environment.

Our competitive position within our markets could be adversely affected if we are unable to adequately address these factors.

If we fail to retain existing customers or attract new customers, or if our customers decrease their use of our products and services, our revenue will decline.

We have experienced significant customer growth over the past several years, including a significant fraction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platform in each of 2020 and 2021. Our continued business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). These efforts might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

•a decline in our brand and reputation;
•increased pricing for our products and services;
•ineffective marketing efforts or a reduction in marketing activity;
•our customers, due to being new and inexperienced, may be less loyal to our product or less likely to maintain historical trading patterns and interest in investing;
•a broad decline in the equity or other financial markets, which could result in many of these investors feeling discouraged and exiting the markets altogether;
•our customers experiencing difficulties using the Robinhood app as intended, due to any number of reasons such as design errors, service outages, or trading restrictions imposed by us;
•our customers experiencing security or data breaches, account intrusions, or other unauthorized access;
•our failure to provide adequate customer service;
•customer resistance to and non-acceptance of cryptocurrencies; and
•customer dissatisfaction with the limited number of cryptocurrencies available on our platform.

Our customers may choose to cease using our platform, products, and services at any time, and may choose to transfer their accounts to another broker-dealer. For example, during the first quarter of 2021 many customers became upset by our imposition of the Early 2021 Trading Restrictions and we saw an increase in customers choosing to transfer their accounts to other broker-dealers. The total value of outbound Automated Customer Account Transfer Service (“ACATS”), an automated industry system for account asset transfers, was $4.2 billion in the first quarter of 2021, involving 5.2% of AUC from approximately 206,000 accounts, as compared to outbound transfers of $0.5 billion, involving 1.2% of AUC from approximately 24,000 accounts during each quarter of 2020 on average.

If we fail to retain current customers or attract new customers, or if we experience a decrease in customers’ usage of our products and services, our revenue will decline, which could cause the trading price of our Class A common stock to decline significantly.

If we fail to provide and monetize new and innovative products and services that are adopted by customers, our business may become less competitive and our revenue might decline.

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing products and services and to create and monetize new products and services that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we might introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience. Our efforts might be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate might also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services might require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these development efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline.

Risks Related to Our Platform, Systems, and Technology

Our products and services rely on software and systems that are highly technical and have been, and may in the future be, subject to interruption and instability due to software errors, design defects, and other operational and technological failures, whether internal or external.

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. Our systems and operations, including our Cloud-based operations and disaster recovery operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. Further, we might be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platform, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations. For example, in December 2018, we experienced a failure of our order routing technology caused by code being inadvertently pushed to the production environment that led to option trades being incorrectly routed, resulting in estimated out-of-pocket losses to us of approximately $0.9 million.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs, vulnerabilities, design defects, or technical limitations that may compromise our ability to meet our objectives. Some such problems are inherently difficult to detect and some such problems might only be discovered after code has been released for external or internal use. From time to time media outlets learn of our plans for features (including Crypto Wallets, for example, in the third quarter of 2021) by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. Such problems might also lead to negative customer experiences

(including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

While we have made, and continue to make, significant investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platform and operations, the risk of software and system failures and design defects is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It may become increasingly difficult to maintain and improve the availability of our platform, especially as our platform and product offerings become more complex and our customer base grows. For example, the customer waitlist to use our Crypto Wallets feature grew to more than one million users in less than a month. Because we only recently started testing this new feature, there may be risks related to the technology and operation of Crypto Wallets that we have not yet identified or cannot foresee, and any failure or interruption of the Crypto Wallets feature on our platform could adversely affect our relationships with customers that use this feature. We may also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platform. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised, and our platform and technical infrastructure may be affected.

In addition, surges in trading volume on our platform have in the past and may in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, the March 2020 Outages resulted in some of our customers being unable to buy and sell securities and other financial products on our platform for a period of time. Similarly, the April-May 2021 Disruptions resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and may in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. See Note 16 to our consolidated financial statements in this Annual Report. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies may be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

Our success depends in part upon continued distribution through app stores and effective operation with mobile operating systems, networks, technologies, products, hardware and standards that we do not control.

A substantial majority of our customers’ activity on our platform occurs on mobile devices. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs or technical issues in such systems, new generations of mobile devices or new versions of operating systems, or changes in our relationships with mobile operating system providers, device manufacturers or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect customer usage of the Robinhood app. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and customers. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes may be unfavorable to us and our customers’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

Additionally, in order to deliver a high-quality mobile experience for our customers, it is important that our products and services work well with a range of mobile technologies, products, systems, networks, hardware and standards that we do not control. We need to continuously modify, enhance, and improve our products and services to keep pace with changes in internet-related hardware, mobile operating systems and other software, communication, browser, and database technologies. We might not be successful in developing products that operate effectively with these technologies, products, systems, networks or standards or in bringing them to market quickly or cost-effectively in response to market demands. In the event that it is more difficult for our customers to access and use our app, or if our customers choose not to access or use our app on their mobile devices or use mobile products that do not offer access to our app, our customer growth and engagement could be adversely affected and our revenues might decline.

We rely on third parties to perform some key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.

We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platform), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, co-location facilities, communications facilities, and other third-party facilities to run our platform, facilitate trades by our customers, and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.

We face a risk that our third-party service providers might be unable or unwilling to continue to provide these services to meet our current needs in an efficient, cost-effective manner or to expand their services to meet our needs in the future. Any failures by our third-party service providers that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased customer satisfaction and increase customer attrition, subject us to customer complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Regulators might also hold us responsible for the failures of our providers.

To the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees may increase. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate, and our ability to monitor our third-party service providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions.

Risks Related to Cybersecurity and Data Privacy

Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party service providers.

Our systems and those of our customers and third-party service providers have been and may in the future be vulnerable to cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems, and networks have been and may in the future be subject to attempted cybersecurity attacks. Such issues are increasing in frequency and evolving in nature, including employee theft or misuse, denial-of-service attacks, and sophisticated nation-state and nation-state-supported actors engaging in attacks. The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal data. Security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security breaches and cybersecurity attacks increases. For instance, in December 2021, a vulnerability was discovered in Apache Software Foundation’s Log4j internet software, which is broadly used (including by us and some of our service providers) in a variety of consumer and enterprise services, websites, applications, and operational technology products. In general, the vulnerability could have allowed malicious attackers to execute code remotely on any exposed computer, which could have enabled the attackers to then steal data, install malware, or take control of the device. We have updated the software to patch the vulnerability and to date we are not aware of any related malicious activity affecting us or our users.

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we may be a particularly attractive target of attacks seeking to access customer data or assets. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We believe these incidents resulted from compromised passwords off of our platform, rather than any failure of our security or systems. Nonetheless, we experienced negative publicity in connection with these events and may in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity-related incidents as a result of our employees, service providers and other third parties working remotely on less secure systems and environments. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, our safety and security measures (and those of our third-party service providers) might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. For example, in November 2021 we experienced a data security incident when an unauthorized third party socially engineered a customer support employee by phone and obtained access to certain customer support systems. Based on our investigation and that of a third-party security firm, we believe that the unauthorized party obtained names or email addresses for millions of people, phone numbers for several thousand people, additional personal information for a few hundred people, and extensive account details for about ten people, though we believe no Social Security numbers, bank account numbers, or credit or debit card numbers were exposed and that there has been no financial loss to any customers as a result of the incident.

Any unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, our efforts to improve security and protect data from compromise might identify previously undiscovered security breaches. There could be public announcements regarding any security incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or other harm to our business.

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 16 to our consolidated financial statements in this Annual Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs.

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

Risks Related to Our Brokerage Products and Services

If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions.

The SEC, FINRA, and various state regulators have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to Rule 15c3-1 under the Exchange Act (the “SEC Uniform Net Capital Rule”), which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain liquidity reserves. Our failure to maintain the required net capital levels could result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our limited operating history, evolving business, and rapid growth make it difficult to predict all of the risks and challenges we may encounter and therefore increase the risk that our policies and procedures to identify, monitor and manage compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, when we launched our fractional shares program in late 2019, based on our understanding of the reporting requirements we did not report proprietary fractional trades to FINRA’s Trade Reporting Facility. Since then, FINRA has informed us that such trades should be reported. As a result, we began reporting fractional shares in January 2021, and we continue to work with FINRA to complete back reporting, which may result in fines or penalties for failing to do so at the time of the trades.

We are subject to potential losses as a result of our clearing and execution activities.

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, could lead to (i) civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) the risk of fines or other actions by regulators.

Our clearing operations also require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans. If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes to manage risks related to our clearing and execution services, we face a risk that such systems and processes might be inadequate. Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition and results of operations.

In addition, as a clearing member firm of securities and derivatives clearinghouses in the United States, we are also exposed to clearing member credit risk. Securities and derivatives clearinghouses require member firms to deposit cash, stock and/or government securities for margin requirements and for clearing funds. If a clearing member defaults in its obligations to the clearinghouse in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Many clearinghouses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments. Furthermore, in the event that a significant amount of our customers’ open trades fail to settle, we may be exposed to potential loss of the capital we committed to meet our deposit requirements.
Our exposure to credit risk with customers, market makers, and other counterparties could result in losses.

We extend margin credit and leverage to customers, which are collateralized by customer cash and securities. We also borrow and lend securities in connection with our broker-dealer business. By permitting customers to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets (including rapid declines in the trading price of individual securities) in which the value of the collateral held by us could fall below the amount of a customer’s indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by parties to the borrowing transactions to honor their commitments could result in substantial losses. Such changes could also adversely impact our capital because our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans.

We are also exposed to credit risk in our dealings with the market makers to which we route cryptocurrency orders. Unlike equities and option trades, cryptocurrency trades do not settle through any central clearinghouses but rather are conducted under bilateral agreements between us and each crypto market maker. (The risk of the market maker's default therefore falls upon us rather than being distributed among a clearinghouse's members.) The terms of these bilateral agreements vary but spot transactions are generally aggregated and settled on a net basis once per business day (with the crypto deliveries occurring first and the net cash moving within 24 hours thereafter) and payment obligations are generally unsecured during the interval between delivery and payment. It is not uncommon for us to have an intra-day outstanding net receivable of $100 million that we are owed by any one cryptocurrency market maker. Similarly, we routinely have unsecured PFOF receivables from equities and options market makers. Any payment default by a market maker could have adverse effects on our financial condition and results of operations.

We have policies and procedures designed to manage credit risk, but we face a risk that such policies and procedures might not be fully effective.

Providing investment recommendations could subject us to investigations, penalties, and liability for customer losses if we fail to comply with applicable regulatory standards, and providing investment education tools could subject us to additional risks if such tools are construed to be investment advice or recommendations.

We recently launched (other than in Massachusetts) a recommended portfolio feature for customers who have not yet placed any trades as described further in Part I, Item I “Business.”

Risks associated with providing investment recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. New regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. In addition, various states are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers.

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

If services that we do not consider to be recommendations (such as educational materials and Snacks) are construed as constituting investment advice or recommendations, we could be subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 16 to our consolidated financial statements in this Annual Report for more information. Changes in law or changes in interpretations of existing law may also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers.

To the extent our investment education tools and news are determined to constitute investment advice or recommendations and to the extent our recommendations fail to satisfy regulatory requirements, or we fail to know our customers, or improperly advise our customers, or if risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, or could be subject to regulatory fines, penalties, and other actions such as business limitations, any of which could harm our reputation and business.

Risks Related to Cryptocurrency Products and Services

The loss, destruction or unauthorized use or access of a private key required to access any of the cryptocurrencies we hold on behalf of customers could result in irreversible loss of such cryptocurrencies. If we are unable to access the private keys or if we experience a hack or other data loss relating to the cryptocurrencies we hold on behalf of customers, our customers may be unable to trade their cryptocurrency, our reputation and business could be harmed, and we may be liable for losses in excess of our ability to pay.

As our business continues to grow and we expand cryptocurrency product and service offerings, so do the risks associated with failing to safeguard and manage cryptocurrencies we hold on behalf of our customers. Our success and the success of our offerings requires significant public confidence in our ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage the cryptocurrencies we hold on behalf of our customers and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions.

We hold all cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline on a computer stored in one or more secure data facilities. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. To the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and no backup of such private key is accessible, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we might not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV network, allowing them to spend coins they did not have and prevent transactions from going through. Any loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances and cryptocurrency investments are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for their losses, subjecting us to significant financial losses. Our insurance coverage for such impropriety is limited and might not cover the extent of loss nor the nature of such loss, in which case we might be liable for the full amount of losses suffered, which could be greater than all of our assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers may affect the ability of our customers to trade or hold cryptocurrencies on our platform and could harm customer trust in us and our products.

The prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies may cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.

The price of each cryptocurrency is based in part on market adoption and future expectations, which might or might not be realized. As a result, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations, which have impacted, and will continue to impact, our trading volumes and operating results and may adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

•Global cryptocurrency supply, including various alternative currencies which exist, and global cryptocurrency demand, which can be influenced by the growth or decline of retail merchants’ and commercial businesses’ acceptance of cryptocurrencies as payment for goods and services, the security of online cryptocurrency exchanges and digital wallets that hold cryptocurrencies, the perception that the use and holding of digital currencies is safe and secure, and regulatory restrictions on their use.
•Changes in the software, software requirements or hardware requirements underlying a blockchain network, such as a fork. Forks in the future are likely to occur and could result in a sustained decline in the market price of cryptocurrencies.
•Changes in the rights, obligations, incentives, or rewards for the various participants in a blockchain network.
•The maintenance and development of the software protocol of cryptocurrencies.
•Cryptocurrency exchanges’ deposit and withdrawal policies and practices, liquidity on such exchanges and interruptions in service from or failures of such exchanges.
•Regulatory measures, if any, that affect the use and value of cryptocurrencies.
•Competition for and among various cryptocurrencies that exist and market preferences and expectations with respect to adoption of individual currencies.
•Actual or perceived manipulation of the markets for cryptocurrencies.
•Actual or perceived connections between cryptocurrencies (and related activities such as mining) and adverse environmental effects or illegal activities.

•Social media posts and other public communications by high-profile individuals relating to specific cryptocurrencies, or listing or other business decisions by cryptocurrency companies relating to specific cryptocurrencies.
•Expectations with respect to the rate of inflation in the economy, monetary policies of governments, trade restrictions, and currency devaluations and revaluations.

While we have observed a positive trend in the total market capitalization of cryptocurrency assets historically, driven by increased adoption of cryptocurrency trading by both retail and institutional investors as well as continued growth of various non-investing use cases, historical trends are not indicative of future adoption, and it is possible that the rate of adoption of cryptocurrencies may slow or decline, which would negatively impact our business, financial condition, and results of operations.

While we currently support seven cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform.

Volatility in the values of cryptocurrencies caused by the factors described above or other factors may impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.

Any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we may be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for a limited number of cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. law. The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Occasionally though the SEC and its staff have taken positions that certain cryptocurrencies are “securities” – often in the context of enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. Prior public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). Bitcoin and Ethereum are the only cryptocurrencies as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency and may evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency supported by our platform is a “security” under U.S. law.

To the extent that the SEC or a court determines that any cryptocurrencies supported by our platform are securities, that determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including delisting from our platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. A determination by the SEC or a court that a cryptocurrency supported by our platform constitutes a security could also result in our determination that it is advisable to remove other cryptocurrencies from our platform that have similar characteristics to the cryptocurrency that was determined to be a security. Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security, it may have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, any determination that Bitcoin or Ethereum is a security could draw negative publicity and cause a decline in the general acceptance of cryptocurrencies. Also, it would make it more difficult for Bitcoin or Ethereum, as applicable, to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. In addition, our growth might be adversely affected if we are not able to expand our platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.

We provide users with the ability to buy, hold, and sell a limited number of cryptocurrencies, such as Bitcoin, Ethereum, and Dogecoin. Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and may make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platform.

The cryptocurrency accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret accounting principles. A change in these rules and regulations or interpretations could have a significant effect on our reported financial results and financial position, and could even affect the reporting of transactions completed before the announcement or effectiveness of a change. Further, there are a limited number of precedents for the financial accounting treatment of cryptocurrency assets (including related issues of valuation and revenue recognition), and no official guidance has been provided by the FASB or the SEC. Accordingly, there remains significant uncertainty as to the appropriate accounting for cryptocurrency asset transactions, cryptocurrency assets, and related revenues. Uncertainties in or changes in regulatory or financial accounting standards could result in the need to change our accounting methods and/or restate our financial statements, and could impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, and result in a loss of investor confidence.

In addition, future regulatory actions or policies could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. For example, in August 2021, September 2021, and October 2021, Chair Gensler remarked on the need for further regulatory oversight of crypto trading and crypto lending platforms. Some lawmakers and regulators have also raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and may continue, to comprise a significant percentage of our total net revenues. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Furthermore, the recently enacted Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. New reporting requirements will apply to information returns filed in 2024 regarding transactions occurring in calendar year 2023. The implementation of these requirements, and any further legislative changes or related guidance from the Internal Revenue Service, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements may subject us to significant tax liabilities and penalties.

Our planned launch of the Crypto Wallets feature, which will allow customers to deposit and withdraw cryptocurrencies to and from our platform, could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

We recently announced plans to allow customers to deposit and withdraw cryptocurrencies to and from our platform. User testing of this Crypto Wallets feature has been ramping up since the fourth quarter of 2021. Crypto Wallets transfers are processed using Robinhood’s general custodial wallets in which we hold cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records.

Crypto Wallets transfers initiated by users are subject to a heightened risk of user error. Under blockchain protocol, recording a transfer of cryptocurrency on the blockchain involves both the private key of the sending wallet and the unique public key of the receiving wallet. Such keys are strings of alphanumeric characters. In order for a customer to receive cryptocurrency on our platform, the customer will need to arrange for the owner of an external source wallet to “sign” a transaction with the private key of that external wallet, directing a transfer of the cryptocurrency to our receiving Robinhood wallet by inputting the public key (which we will provide to the customer) of our Robinhood wallet. Similarly, in order to withdraw cryptocurrency from our platform, the customer will need to provide us with the public key of the external wallet to which the cryptocurrency is to be transferred, and we will “sign” the transaction using the private key of our Robinhood wallet. Some crypto networks might require additional information to be provided in connection with any transfer of cryptocurrency to or from our platform. A number of errors could occur in the process of depositing or withdrawing cryptocurrencies to or from our platform, such as typos, mistakes, or the failure to include information required by the blockchain network. For instance, a user might include typos when entering our wallet’s public key or the desired recipient’s public key when depositing to and withdrawing from our platform, respectively. Alternatively, a user could mistakenly transfer cryptocurrencies to a wallet address that he or she does not own or control, or for which the user has lost the private key. In addition, each wallet address is compatible only with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can be used to send and receive Bitcoin only. If any Ethereum, Dogecoin, or other cryptocurrency is sent to a Bitcoin wallet address, for example, or if any of the other foregoing errors occur, such cryptocurrencies could be permanently and irretrievably lost with no means of recovery. Although our account agreement disclaims responsibility for losses caused by customer errors, such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

Additionally, allowing customers to deposit and withdraw cryptocurrencies to and from our platform increases the risk that our platform might be exploited to facilitate illegal activity such as fraud, gambling, money laundering, tax evasion, and scams. Crypto Wallets transfers will also expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and anti-money laundering and counter-terrorist financing laws, which among other things impose strict liability for transacting with prohibited persons. We engage blockchain analytics vendors to help determine whether the external wallets involved in our transfers are controlled by persons on prohibited lists or involved in fraudulent or illegal activity. However, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our vendors to detect in some circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in significant liabilities and reputational harm for us and could cause cryptocurrency trading volumes and transaction-based revenues to decline.
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

Furthermore, forks can lead to disruptions of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of customer cryptocurrencies. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some cryptocurrency platforms. Another possible result of a fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network. Such disruption and loss could cause our company to be exposed to liability, even in circumstances where we have no intention of supporting a cryptocurrency compromised by a fork.

Moreover, we might not wish to or be able to support a cryptocurrency resulting from the fork of a network which may cause our customers to lose confidence in us or reduce their engagement on our platform. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to check whether the cryptocurrencies we support remain safe and secure. There are several considerations that we consider as part of a general cryptocurrency approval policy (including security or infrastructure concerns that may arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which may operate to limit our ability to support forks. Further, we generally do not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community.

Whether we are obligated to provide services for a new and previously unsupported cryptocurrency is a question of contract, as recognized in recent published rulings of the California appellate courts and federal district courts. The user agreement each customer enters into in order to trade cryptocurrencies on our platform clearly indicates that we have the sole discretion to determine whether we will support a forked network and the approach to such forked cryptocurrencies and that we may temporarily suspend trading for a cryptocurrency whose network is undergoing a fork without advanced notice to the customer. Regardless of the foregoing, we may in the future be subject to claims by customers arguing that they are entitled to receive certain forked cryptocurrencies by virtue of cryptocurrencies that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked cryptocurrency that we do not or are unable to support, we may be required to pay significant damages, fines or other fees to compensate customers for their losses.

Any inability to maintain adequate relationships with affiliates, third-party banks and market makers with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings, may adversely affect our business, financial condition and results of operations.

We rely on third-party banks and market makers to provide cryptocurrency products and services to our customers. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platform rely on direct settlements between us and our customers and direct settlements between us and our market makers after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of market makers to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers and market makers (as well as maintaining the minimum capital required by regulators). If we, third-party banks or market makers have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platform and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platform, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We may also be harmed by the loss of any of our banking partners and market makers. As a result of the many regulations applicable to cryptocurrencies or the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payments services, or other financial services to companies providing cryptocurrency products, including us. If we or our market makers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, or if these banks impose significant operational restrictions, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

From time to time, we may encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies, which could adversely affect the success of our business, financial condition and results of operations.

Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain networks may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised and our platform and technical infrastructure may be affected, all of which could cause trading volumes and transaction-based revenue to decline and expose us to potential liability for customer losses.

Risks Related to Our Intellectual Property

Any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could adversely affect our business.

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and technology. The steps we take to protect our intellectual property rights might not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We make business decisions about when to seek patent protection for a particular technology, obtain trademark protection and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We will not be able to protect our intellectual property rights, however, if we do not detect unauthorized use of our intellectual property rights. We also might fail to maintain or be unable to obtain adequate protections for some of our intellectual property rights in the United States and some non-U.S. countries, and our intellectual property rights might not receive the same degree of protection in non-U.S. countries as they would in the United States because of the differences in non-U.S. patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights. In addition, if we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Our trademarks may also be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand.

In addition to registered intellectual property rights, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information and know-how. We attempt to protect our intellectual property, technology, and confidential information by requiring our employees, contractors, consultants, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure and confidentiality agreements. However, we might not have any such agreements in place with some of the parties who have developed intellectual property on our behalf and/or with some of the parties that have or may have had access to our confidential information, know-how, and trade secrets. Even where these agreements are in place, they might be insufficient or breached, or might not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation, or reverse engineering of our confidential information, intellectual property, or technology. Moreover, these agreements might not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed.

The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements might make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

In addition, we might need to expend significant resources to apply for, maintain, enforce and monitor our intellectual property rights and such efforts may be ineffective and could result in substantial costs and diversion of resources. An adverse outcome in any such litigation or proceedings might expose us to a loss of our competitive position, significant liabilities, and damage to our brand, or require us to seek licenses that might not be available on commercially acceptable terms, if at all.

We have been, and may in the future be, subject to claims that we violated third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

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

Some of our products and services contain open source software, which could pose particular risks to our proprietary software, products, and services in a manner that could harm our business.

We use open source software in our products and services (as well as in some of our internally developed systems) and we anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of license terms could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Risks Related to Finance, Accounting and Tax Matters

Covenants in our credit agreements could restrict our operations and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

We have entered into two credit agreements and may enter into additional agreements for other borrowing in the future. These agreements contain various restrictive covenants, including, among other things, minimum liquidity and tangible net worth requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related person transactions. These agreements also contain financial covenants, including obligations to maintain certain capitalization amounts and other financial ratios. These restrictions might restrict our current and future operations, including our ability to incur debt to increase our liquidity position.

Our ability to meet these restrictive covenants can be impacted by events beyond our control that could cause us to be unable to comply. The credit agreements provide that our breach or failure to satisfy some of these covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our debt agreements to be immediately due and payable. In addition, our lenders might have the right to proceed against the assets we provided as collateral pursuant to the agreements. If the debt under the credit agreements were to be accelerated, and if we did not have sufficient cash on hand or be able to sell sufficient collateral to repay it, it would have an immediate adverse effect on our business, financial condition and results of operations.

Our insurance coverage might be inadequate or expensive.

We are subject to claims in the ordinary course of business. These claims can involve substantial amounts of money and involve significant defense costs. It is not possible to prevent or detect all activities giving rise to claims and the precautions we take may not be effective in all cases. We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, crime and fidelity bond insurance. Our insurance coverage is expensive and maintaining or expanding our insurance coverage might have an adverse effect on our results of operations and financial condition.

Our insurance coverage is subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency, and might be insufficient to protect us against all losses and costs stemming from operational and technological failures. For example, we offer a guarantee to our customers to fully reimburse direct losses that occur due to unauthorized activity that is not the fault of the customer, and any such losses we incur in satisfaction of this guarantee might not be fully or even partially covered by insurance. Furthermore, continued insurance coverage might not be available to us in the future on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

Changes in U.S. tax laws and policies could adversely impact our financial condition and results of operations.

We are subject to complex and evolving U.S. tax laws and regulations, which might in the future make changes to corporate income tax rates, the treatment of foreign earnings, or other income tax laws that could affect our future income tax provision and reduce our earnings while increasing the complexity, burden and cost of tax compliance.

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

Although we believe our estimates are reasonable, as a result of these and other factors, the ultimate amount of our tax obligations owed might differ from the amounts recorded in our consolidated financial statements and any such difference could harm our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

In addition, from time to time, proposals are introduced in the U.S. Congress and state legislatures to impose new taxes on a broad range of financial transactions, including transactions that occur on our platform, such as the buying and selling of stocks, derivative transactions, and cryptocurrencies. For example, the Wall Street Tax Act of 2021, H.R. 328, which was introduced into the U.S. Congress in January 2021, would impose a 0.1% excise tax on certain covered transactions. If enacted, such financial transaction taxes could increase the cost to customers of investing or trading on our platform and reduce or adversely affect U.S. market conditions and liquidity, general levels of interest in investing, and the volume of trades and other transactions from which we derive transaction-based revenues. While it is difficult to assess the impact the proposed taxes could have on us, any financial transaction tax implemented in any jurisdiction in which we operate could materially and adversely affect our business, financial condition, or results of operations, and as a retail brokerage we could be impacted to a greater degree than other market participants.

Our ability to use our net operating losses to offset future taxable income could be subject to certain limitations.

As of December 31, 2021, we have net operating loss carryforwards (“NOLs”) available to reduce future taxable income. However, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as MAU, AUC and Net Cumulative Funded Accounts, as well as cohorts of our customers, which have not been validated by any independent third party and which may differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and may change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Net Cumulative Funded Accounts, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.

If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation could be significantly harmed, the trading price of our Class A common stock could decline and we might be subject to stockholder litigation, which could be costly.

We are directly and indirectly exposed to fluctuations in interest rates.

Fluctuations in interest rates could adversely impact our customers’ general spending levels and ability and willingness to invest through our platform. Additionally, some of our products, such as our Cash Management product and margin lending programs, are affected by interest rate changes. Higher interest rates often lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which might reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income. Fluctuations in interest rates may also adversely impact our Cash Management customers’ returns on their cash deposits. We are also exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets, including assets underlying the customer balances we hold on our balance sheet as customer accounts. A low or negative interest rate environment or reductions in interest rates may negatively impact our net income.
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

Our current controls and any new controls that we develop could become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise. Further, weaknesses in our disclosure controls and internal control over financial reporting could be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and could result in a restatement of our consolidated financial statements for prior periods.

Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required in our periodic reports filed with the SEC. As a newly public company, however, we are not required to comply fully with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act until our second Annual Report on Form 10-K, which we expect to file in February 2023. In particular, we are not required to provide an annual management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until such time. Ineffective disclosure controls and procedures or internal control over financial reporting could harm our business, cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, and result in us becoming subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, any of which would likely have a negative effect on the trading price of our Class A common stock and have a material and adverse effect on our business, results of operations, financial condition and prospects. In addition, if we are unable to continue to meet these requirements, we might not be able to remain listed on the Nasdaq.

Risks Related to Our Class A Common Stock

The trading price for our Class A common stock has been and may continue to be volatile and you could lose all or part of your investment.

The trading price of our Class A common stock has been and may continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on the day after our October 26, 2021 quarterly earnings release, the closing price of our Class A common stock fell by more than 10%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you may be unable to sell your shares at or above the price you paid. From our IPO in July 2021 through January 2022, the intra-day trading prices of our Class A common stock ranged from a low of $9.94 to a high of $85.00 per share. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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
•rumors and market speculation involving us or other companies in our industry; and
•the extent to which retail and other individual investors (as distinguished from institutional investors), including our customers, invest in our Class A common stock, which may result in increased volatility.

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

Substantial future issuances and sales of shares of our Class A common stock in the public market could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to fall.

As of February 18 2022, our founders and their related entities hold approximately 15% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Also, as of February 18, 2022, there were significant numbers of shares subject to future issuance including under outstanding warrants held by pre-IPO investors, outstanding stock options and restricted stock units (“RSUs”) held by employees and other service providers as well as shares available for award grant purposes under our 2021 Plan and for issuance under our Employee Share Purchase Plan. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant). Moreover, to fund the tax withholding and remittance obligations arising in connection with future vesting and settlement of RSUs, we currently intend to have most holders of such RSUs, including our founders, sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales delivered to us for remittance to the relevant taxing authorities. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

We have authorized more capital stock in recent years to provide additional stock options and RSUs to our employees and to permit for the consummation of equity and equity-linked financings and may continue to do so in the future. Our employee headcount has increased significantly in the past few years and we expect our headcount to continue to grow, so the amount of dilution due to awards of equity-based compensation to our employees could be substantial. Further, any sales of our Class A common stock (including shares of Class A common stock issuable upon conversion of our Class B common stock, as stock options are exercised, or as RSUs are settled) may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

Further pursuant to the equity exchange right agreements entered into between us and each of our founders in connection with our IPO, each of our founders has a right (but not an obligation) to require us to exchange, for shares of Class B common stock, any shares of Class A common stock received by them upon the vesting and settlement of pre-IPO RSUs (the “Equity Exchange Rights”). Any exercise by our founders of these Equity Exchange Rights will dilute the voting power of holders of our Class A common stock.

The multi-class structure of our common stock has the effect of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval. In addition, the Founder Voting Agreement and any future issuances of our Class C common stock could prolong the duration of our founders’ voting control.

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and a director, and Mr. Bhatt, who is also our Chief Creative Officer and a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate or Incorporation (our “Charter”) and our Amended and Restated Bylaws (our “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

In addition, our founders and certain of their related entities (“Founder Affiliates”) have entered into a voting agreement (the “Founder Voting Agreement”) in which they have agreed, among other things, (i) to vote all of the shares of our common stock held by such founder or Founder Affiliate for the election of each founder to, and against the removal of each founder from, our board of directors, (ii) to vote together in the election of other directors generally, subject to deferring to the decision of the nominating and corporate governance committee in the event of any disagreement between the founders, (iii) effective upon a founder’s death or disability, to grant a voting proxy to the other founder with respect to shares of our common stock held by the deceased or disabled founder or over which he was entitled to vote (or direct the voting) immediately prior to his death or disability, and (iv) to grant each other rights of first offer in the event of proposed transfers that would otherwise cause Class B shares to convert into Class A shares under our Charter. The Founder Voting Agreement has the effect of concentrating voting power in our founders (or either one of them).

Our founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Therefore, the founders’ concentrated voting control may have the effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our Company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our founders and our other stockholders, which may result in our founders undertaking, or causing us to undertake, actions that would be desirable for our founders but would not be desirable for our other stockholders.

We have no current plans to issue shares of our Class C common stock. Because the shares of our Class C common stock have no voting rights, except as required by law, if we issue Class C common stock in the future, the voting control of our founders could be maintained for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock.

Our multi-class structure might depress the trading price of our Class A common stock.

In recent years some index providers have announced restrictions on including companies with multi-class share structures in some of their indices. For example, in July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P Composite 1500, which is comprised of S&P 500, S&P MidCap 400 and S&P SmallCap 600. Also in October 2018, MSCI (a leading stock index provider) announced its decision to reduce the weighting of equity securities “with unequal voting structures” in some of its indices. Under such announced policies, the multi-class structure of our common stock would make us ineligible for inclusion in some indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. Such restrictive policies might depress our valuation, as compared to similar companies that are included in the indices, particularly if such policies become more widespread. Given the sustained flow of investment funds into passive strategies that seek to track indices, exclusion from popular stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Certain provisions in our Charter and our Bylaws and of Delaware law as well as certain FINRA rules may prevent or delay an acquisition of Robinhood, which could decrease the trading price of our Class A common stock.

Our Charter and our Bylaws contain, and Delaware law contains, provisions that may have the effect of deterring takeovers by making such takeovers more expensive to the bidder and by encouraging prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover, such as a classified board, limitations on the ability of stockholders to take action by written consent, and the ability of our board to designate the terms of preferred stock and authorize its issuance without stockholder approval. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Robinhood immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Robinhood and our stockholders. Accordingly, if our board of directors determines that a potential acquisition is not in the best interests of Robinhood and our stockholders, but certain stockholders believe that such a transaction would be beneficial to Robinhood and our stockholders, such stockholders may elect to sell their shares in Robinhood and the trading price of our Class A common stock could decrease. These and other provisions of our Charter, our Bylaws and the Delaware General Corporation Law could have the effect of delaying or deterring a change in control, which may limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and may also affect the price that some investors are willing to pay for our Class A common stock.

In addition, a third party attempting to acquire us or a substantial position in our Class A common stock may be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a FINRA member firm’s equity and would include a change in control of a parent company and similar approval from the U.K. Financial Conduct Authority, which regulates our U.K. authorized broker-dealer subsidiary (which does not currently do business), must be obtained in connection with any transaction resulting in a person or entity holding, directly or indirectly, 10% or more of the equity or voting power of a U.K. authorized person or the parent of a U.K. authorized person. These and any other applicable regulations relating to changes in control of us or our regulated subsidiaries could further have the effect of delaying or deterring a change in control of us.

The exclusive forum provisions of our Charter could limit our stockholders’ ability to choose the judicial forum for some types of lawsuits against us or our directors, officers, or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for a number of types of actions or proceedings shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have subject matter jurisdiction, another state court sitting in the State of Delaware) (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our Charter also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act. Nothing in our Charter precludes stockholders that assert claims under the Exchange Act from bringing such claims in any court, subject to applicable law.

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

ITEM 2. PROPERTIES
We lease facilities under operating leases with various expiration dates through 2033. Our corporate headquarters are located in Menlo Park, California. We also lease office space in Charlotte, North Carolina; Chicago, Illinois; Denver, Colorado; Kirkland, Washington; Lake Mary, Florida; New York, New York; Tempe, Arizona; Washington, D.C.; Westlake, Texas; and London, United Kingdom.
We believe our facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
ITEM 3. LEGAL PROCEEDINGS
See Note 16 to our consolidated financial statements in this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "HOOD" since July 29, 2021. Prior to that time, there was no public market for our stock.
Our Class B and Class C common stock are not listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 18, 2022, there were 107 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to precisely estimate the total number of stockholders represented by these record holders, but based on input from proxy service providers we believe our Class A common stock is held by more than 850,000 separate accounts. As of February 18, 2022, there were eight stockholders of record of our Class B common stock and zero stockholders of record of our Class C common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, the terms of our current credit facilities contain restrictions on our ability to pay cash dividends.
Sales of Unregistered Securities
From January 1, 2021 through March 31, 2021, we granted to employees and consultants RSUs covering an aggregate 7.3 million shares of our common stock under our 2020 Plan, and we issued 3.2 million shares of common stock upon exercise of employee stock options under our 2013 Plan and our 2020 Plan. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration in reliance on Rule 701 under the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

In February 2021, we issued two tranches of convertible notes, consisting of $2.53 billion aggregate principal amount of Tranche I convertible notes and $1.02 billion aggregate principal amount of Tranche II convertible notes. We also granted to each purchaser of the Tranche I convertible notes a ten-year warrant to purchase a number of shares of equity securities equal to 15% of the aggregate proceeds invested by such purchaser in the Tranche I convertible notes, i.e., $379.8 million in aggregate maximum purchase amount. (As a result of the IPO, the warrants became exercisable for an aggregate of 14.3 million shares of Class A common stock at an exercise price of $26.60 per share.) The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) because they did not involve any public offering.

In August 2021, in connection with the completion of the IPO each outstanding share of common stock was reclassified into a share of Class A common stock and:
•all of our outstanding convertible notes automatically converted into 137.3 million shares of Class A common stock at a conversion price of $26.60 per share;
•all 412.7 million shares of our outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock (which were then immediately reclassified as Class A common stock); and
•a total of 130.2 million shares of our Class B common stock were issued to our founders and their related entities in exchange for an equivalent number of shares of Class A common stock.
No additional consideration was paid in connection with these conversions and exchanges. We believe the issuances of the above securities were exempt from registration pursuant to Section 3(a)(9) of the Securities Act because our securities were converted or exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such conversion or exchange.
For a description of sales of unregistered securities during the second and third quarters of 2021, refer to our reports on Form 10-Q for the three-month periods ended June 30, 2021 and September 30, 2021.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return of the KBW NASDAQ Financial Technology Index and the Standard & Poor’s 500 Index. The graph assumes (i) that $100 was invested at the market close on July 29, 2021, the date that our Class A common stock commenced trading on the Nasdaq Global Select Market, in each of our Class A common stock, the KBW NASDAQ Financial Technology Index, and the Standard & Poor’s 500 Index and (ii) reinvestment of gross dividends. The graph uses the closing market price on July 29, 2021 of $34.82 per share as the initial value of our Class A common stock. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
ITEM 6. [REMOVED AND RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report, and should be read in conjunction with our consolidated financial statements and notes elsewhere in this Annual Report. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
We refer to our “users” and our “customers” interchangeably throughout this Annual Report to refer to individuals who hold accounts on our platform. The FINRA definition of “customer” under Exchange Act Rule 15c3-3 means any person from whom or on whose behalf a broker or dealer has received or acquired or holds funds or securities for the account of that person. However, because we do not earn consideration from users (other than Robinhood Gold Subscribers and debit card users), users are not “customers” as defined in ASC 606, Revenue from Contracts with Customers. Accordingly, our users do not meet the definition of “customer” for purposes of the accounting rules. See Note 1 to our consolidated financial statements in this Annual Report.

Overview
With respect to the year ended December 31, 2021, as compared to the year ended December 31, 2020:
•we generated total net revenues of $1.82 billion compared to $959 million, for year-over-year growth of 89%;
•we incurred a net loss of $3.69 billion, which included aggregate costs of $3.62 billion associated with share-based compensation and the change in fair value of our convertible notes and warrants, compared to net income of $7 million;
◦Share-based compensation expense totaled $1.57 billion compared to $24 million. For the year ended December 31, 2020, share-based compensation expense all related to stock options (no expense relating to restricted stock units was recognized because a vesting condition had not been met as our IPO had not yet occurred).
◦The net loss for the year ended December 31, 2021 also included total expense of $2.05 billion associated with the change in fair value of convertible notes and warrant liability issued in February 2021.
•our Adjusted EBITDA (non-GAAP) was $34 million compared to $155 million;
•we had Net Cumulative Funded Accounts of 22.7 million compared to 12.5 million, for year-over-year growth of 81%;
•we had Monthly Active Users (MAU) of 17.3 million in December 2021 compared to 11.7 million in December 2020, for year-over-year growth of 48%;
•we had Assets Under Custody (AUC) of $98 billion compared to $63 billion, for year-over-year growth of 56%; and
•we had Average Revenues Per User (ARPU) of $103 compared to $109, for a year-over-year decrease of 5%.
For definitions of “Net Cumulative Funded Accounts”, “MAU”, “AUC” and “ARPU” please see “—Key Performance Metrics.” Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”
COVID-19 Update
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus referred to as “COVID-19” to be a global pandemic. In response to the pandemic, we enabled nearly all of our employees, to work remotely and restricted business travel. In the fourth quarter of 2021, we elected to become a “Remote First” company, allowing a large segment of our employees to have no assigned location or regular in-office requirement. When this program is fully implemented, following the cession of COVID-19 exemptions, some teams will need to live within a commutable distance to an office location for regulatory and business reasons, and a small segment of our workforce will still need to come into the office. All employees will have access to our offices throughout the country and, as vaccination rates among the population have increased, we have started to allow some employees to voluntarily return to work in our corporate offices. The timing of any full return for those employees who will eventually be required to come into the office has not been determined and will be impacted by developments related to the pandemic, such as the severity and transmission rate of the virus and its variants.
At the onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and over the course of the pandemic we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform. However, we have seen the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. For example, the pace of growth in new funded accounts slowed considerably in the second half of 2021 compared to the first half of 2021. Additionally, to the extent that government stimulus measures enacted in response to the pandemic contributed to an increase in customer engagement, that benefit may not have continued as those stimulus measures have expired. For example, we saw Monthly Active Users decline from 21.3 million in June 2021 to 17.3 million in December 2021.
The COVID-19 pandemic also resulted, in part, in inefficiencies or delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce had to transition suddenly to working remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition, and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to adapt to the long-term distributed “Remote First” workforce model we have adopted, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict.

Key Performance Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year ended December 31,
(in millions except ARPU)	2019	2020	2021
Net Cumulative Funded Accounts(1)	5.1	12.5	22.7
Monthly Active Users (MAU)(2)	4.3	11.7	17.3
Assets Under Custody (AUC)(3)	$14,135.6	$62,978.5	$98,006.9
Average Revenues Per User (ARPU)(4)	$65.7	$108.9	$103.3
________________
(1)A Robinhood account is designed to provide a user with access to any and all of the products offered on our platform. We define “Net Cumulative Funded Accounts” as New Funded Accounts less Churned Accounts plus Resurrected Accounts (each as defined below). A “New Funded Account” is a Robinhood account into which the account user makes an initial deposit or money or asset transfer, of any amount, during the relevant period. An account is considered “Churned” if it was ever a New Funded Account and its balance (measured as the fair value of assets in the account less any amount due from the user and excluding certain Company-initiated credits) drops to or below zero for at least 45 consecutive calendar days. Negative balances typically result from Fraudulent Deposit Transactions (as defined below) and, less often, from margin loans. An account is considered “Resurrected” in a stated period if it was a Churned Account as of the end of the immediately preceding period and its balance (excluding certain Company-initiated credits) rises above zero. Examples of credits excluded for purposes of identifying Churned Accounts and Resurrected Accounts are price correction credits, related interest adjustments, and fee adjustments.

“Fraudulent Deposit Transactions” occur when users initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount. For more information about Fraudulent Deposit Transactions, see “—Key Components of our Results of Operations—Operating Expenses—Operations” below.

The following table describes the annual changes within Net Cumulative Funded Accounts:

	Year ended December 31,
(in millions)	2019	2020	2021
Beginning Net Cumulative Funded Accounts	3.3	5.1	12.5
New funded accounts	2.3	8.0	12.2
Resurrected accounts	0.2	0.3	0.5
Churned accounts	(0.7)	(0.9)	(2.5)
Ending Net Cumulative Funded Accounts	5.1	12.5	22.7
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
(3)We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. The following table sets out the components of AUC by type of asset:

	Year ended December 31,
(in millions)	2019	2020	2021
Equities	$11,721.8	$52,983.1	$72,113.3
Cryptocurrencies	414.7	3,527.0	22,135.8
Options	244.6	2,117.0	1,530.8
Cash held by users	2,413.8	7,947.3	8,760.2
Receivables from users	(659.3)	(3,595.9)	(6,533.2)
Assets Under Custody	$14,135.6	$62,978.5	$98,006.9
Net Deposits and net market gains drive the change in AUC in any given period. We define “Net Deposits” as all cash deposits and asset transfers received from customers net of reversals, customer cash withdrawals, and other equity and cash amounts transferred out of our platform (including in connection with debit card transactions and account transfers in or out of our platform through the ACATS system) for a stated period. The following table describes the annual changes within Assets Under Custody:

	Year ended December 31,
(in millions)	2019	2020	2021
Beginning AUC	$8,359.5	$14,135.6	$62,978.5
Net Deposits	4,295.7	31,034.4	27,405.9
Net market gains (losses)	1,480.3	17,808.5	7,622.5
Ending AUC	$14,135.6	$62,978.5	$98,006.9
(4)We define ARPU as total revenue for a given period divided by the average of Net Cumulative Funded Accounts on the last day of that period and the last day of the immediately preceding period.
Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income (loss), and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) share-based compensation, (v) change in fair value of convertible notes and warrant liability, (vi) significant legal and tax settlements and reserves, and (vii) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and render comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. The following table presents a reconciliation of net income (loss), which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year ended December 31,
(in thousands)	2019	2020	2021
Net income (loss)	$(106,569)	$7,449	$(3,686,432)
Add:
Interest expenses related to credit facilities	991	4,882	20,218
Provision for (benefit from) income taxes	(1,018)	6,381	2,000
Depreciation and amortization	5,444	9,938	25,495
EBITDA (non-GAAP)	(101,152)	28,650	(3,638,719)
Share-based compensation	26,667	24,330	1,572,253
Change in fair value of convertible notes and warrant liability	—	—	2,045,657
Significant legal and tax settlements and reserves	—	101,600	54,910
Adjusted EBITDA (non-GAAP)	$(74,485)	$154,580	$34,101
Key Factors Driving Our Performance
Growing Our Customer Base
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to introduce products and features to attract new customers and we will seek to increase brand awareness and customer adoption of our platform through broad-scale brand marketing and the Robinhood Referral Program (defined below).
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
Investing in Our Platform
We intend to continue to invest in our platform capabilities and regulatory and compliance functions to support new and existing customers and products that we believe will drive our growth. As our customer base and platform functionalities expand, areas of investment priority will likely include product innovation, educational content, and technology and infrastructure improvements. We believe these investments will contribute to our long-term growth.
We expect to continue increasing headcount throughout 2022, though at a lesser rate than in 2021. These additional employees will be staffed on projects to enhance platform capabilities, drive product innovation, and further augment regulatory and compliance functions.
Customer Interest in Investing and Saving
Our results of operations are impacted by the overall health of the economy and retail investing and saving behaviors, which include the following key drivers:
•Seasonality. Our business can be subject to seasonal fluctuations due to such factors as retail interest in investing, overall number of market participants and trading volumes, varying numbers of trading days from quarter-to-quarter, and declines in trading activity around holidays. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on equity and cryptocurrency valuations and trading activity.
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
•Macroeconomic Events. Customer behavior is impacted by the overall macroeconomic environment, which is influenced by elements beyond our control, including economic and political conditions, inflation, tax rates, the ongoing COVID-19 pandemic, unemployment rates, and natural disasters.
For more information about how market trends and macroeconomic events can adversely impact our results of operations, see “Risk Factors—Risks Related to Our Business.”
Key Components of Our Results of Operations
Revenues
Transaction-Based Revenues
Transaction-based revenues consist of amounts earned from routing customer orders for options, cryptocurrencies, and equities to market makers. When customers place orders for options, cryptocurrencies, or equities on our platform, we route these orders to market makers and we receive consideration from those market makers. With respect to equities and options trading, such fees are known as payment for order flow (“PFOF”). With respect to cryptocurrency trading, we receive “Transaction Rebates.” In the case of equities, the fees we receive are typically based on the size of the publicly quoted bid-ask spread for the security being traded; that is, we receive a fixed percentage of the difference between the publicly quoted bid and ask at the time the trade is executed. For options, our fee is on a per contract basis based on the underlying security. In the case of cryptocurrencies, our rebate is a fixed percentage of the notional order value. Within each asset class, whether equities, options or cryptocurrencies, the transaction-based revenue we earn is calculated in an identical manner among all participating market makers. We route equity and option orders in priority to participating market makers that we believe are most likely to give our customers the best execution, based on historical performance (according to order price, trading symbol, availability of the market maker and, if statistically significant, order size), and, in the case of options, the likelihood of the order being filled is a factor as well. For cryptocurrency orders, we route to market makers based on price and availability of the cryptocurrency from the market maker.
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn and incur interest revenues and expenses on securities lending transactions by lending shares that we hold as collateral for margin loans extended to our users. We also earn interest revenues on margin loans to users, as well as on our segregated cash, cash and cash equivalents, and deposits with clearing organizations. We incur interest expenses in connection with our revolving credit facilities.
Other Revenues
Other revenues primarily consist of Robinhood Gold subscription fees, proxy rebate revenues, and ACATS fees for facilitating the transfer of part or all of their accounts to another broker-dealer.
Operating Expenses
Commencing with the filing of this Annual Report, we have revised sub-categories within our operating expenses to better reflect the business as considered by management. Prior period amounts have been reclassified to conform to the current presentation.
Brokerage and Transaction
Brokerage and transaction costs primarily consist of broker-dealer transaction expenses (such as fees paid to centralized clearinghouses and regulatory fees), market data expenses, cash and share-based compensation and benefits as well as allocated overhead for employees engaged in clearing and brokerage functions, and cash management transactions expenses (such as network fees and card processing fees). A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platform.
Technology and Development
Technology and development costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for engineering, data science, and design personnel who support and improve our platform and develop new products, costs for cloud infrastructure services, and costs associated with computer hardware and software, including amortization of internally developed software.
Operations
Operations costs consist of customer service related expenses, including cash and share-based compensation and benefits as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors).
Operations costs also include our provision for credit losses and fraud in connection with unrecoverable receivables due to Fraudulent Deposit Transactions and chargebacks for unauthorized debit card use. The provision for credit loss is equal to the unsecured receivable balance owed by users, i.e., the difference between the amount due from users and the fair value of the assets in the users’ accounts. We seek to reduce Fraudulent Deposit Transactions and unauthorized debit card usage by deploying and iterating on machine learning models that identify high risk users and transactions on our platform. In addition, upon identifying high risk users and transactions, we seek to prevent further losses by introducing friction into the user experience (for example, by not offering the identified customer access to instant funds) or implementing restrictions to mitigate the risk of these transactions (such as temporarily restricting withdrawals). Due to the fraudulent nature of these transactions, recourse and collection of the funds is limited. The provision for credit losses also includes losses related to our margin lending and proxy rebate activities.
Marketing
Marketing costs primarily consist of marketing incentive expenses associated with the Robinhood Referral Program, as well as digital marketing, brand marketing, and creative services costs for creation, production, and placement of advertisements and marketing content. Other marketing costs include cash credits we offer to customers, which primarily relate to remediation for losses experienced by our customers due to service interruptions on our platform and reimbursement of direct losses incurred by our customers from allegedly unauthorized account activity. Marketing costs also include cash and share-based compensation and benefits as well as allocated overhead for employees engaged in the marketing function.
Under the Robinhood Referral Program we credit referring and referred customers with a stock reward, with the potential value of each share ranging from $3 to $225. Each stock reward is selected randomly from our previously purchased inventory of settled shares held exclusively for this program. This inventory is comprised of shares of stock of issuers that are widely held among our customers’ accounts (i.e., held by at least 5,000 customers). Referring customers can earn more than one reward through the Robinhood Referral Program by making multiple referrals, subject to a maximum of $500 in total rewards earned annually per customer. From time to time, we offer multiple stock rewards per referral. Stock rewards are also available to customers who sign up through paid marketing channels. In order for rewards to be earned by the referring and referred customer, the referred customer must fulfill certain conditions stated in their promotion, such as linking his or her bank account to our platform. After the referred Robinhood account is approved, each customer must claim his or her stock reward in the Robinhood app within 60 days of notification thereof, at which point the stock is deposited to such customer’s Robinhood account. Customers do not provide any cash consideration for the stock reward.
General and Administrative
General and administrative costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, settlements and penalties, business insurance, and other professional fees.

Results of Operations
The following table summarizes our consolidated statements of operations data:

(in thousands)	Year ended December 31,
	2019	2020	2021
Revenues:
Transaction-based revenues	$170,831	$720,133	$1,402,350
Net interest revenues	70,639	177,437	256,962
Other revenues	36,063	61,263	155,831
Total net revenues	277,533	958,833	1,815,143
Operating expenses:(1)
Brokerage and transaction	45,459	111,083	152,343
Technology and development	94,932	215,630	1,232,787
Operations	33,869	137,905	373,129
Marketing	124,699	185,741	327,369
General and administrative	85,504	294,694	1,370,520
Total operating expenses	384,463	945,053	3,456,148
Change in fair value of convertible notes and warrant liability	—	—	2,045,657
Other expense (income), net	657	(50)	(2,230)
Income (loss) before income tax	(107,587)	13,830	(3,684,432)
Provision for (benefit from) income taxes	(1,018)	6,381	2,000
Net income (loss)	$(106,569)	$7,449	$(3,686,432)
_______________
(1)Includes share-based compensation expense as follows:

	Year ended December 31,
(in thousands)	2019	2020	2021
Brokerage and transaction	$427	$227	$7,527
Technology and development	9,499	18,024	609,307
Operations	139	61	20,261
Marketing	85	613	49,731
General and administrative	16,517	5,405	885,427
Total share-based compensation expense	$26,667	$24,330	$1,572,253
The 2019 and 2020 amounts exclude the effect of share-based compensation for awards with performance-based conditions because the qualifying event, our IPO, had not occurred and, therefore, could not be considered probable. Upon our IPO in 2021, we recognized $1.01 billion of share-based compensation. For more information, see “Share-based compensation” in Note 1 to our consolidated financial statements in this Annual Report.

Comparison of the Years Ended December 31, 2021 and 2020
A discussion of our results for fiscal year 2020 compared to fiscal year 2019 can be found in our IPO prospectus, filed with the SEC on July 30, 2021, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Comparison of the Years Ended December 31, 2019 and 2020." We do not believe the reclassification of the sub-categories within operating expenses has materially affected the continuing relevance of any of this discussion and any changes that would be necessary to reflect the revised subcategories are not material to an understanding of our business.

Revenues
Transaction-Based Revenues

	Year ended December 31,
(in thousands, except for percentages)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Transaction-based revenues
Options	$110,656	$440,070	$688,899	298%	57%
Cryptocurrencies	9,487	26,708	419,382	182%	1,470%
Equities	50,688	251,200	287,734	396%	15%
Other	—	2,155	6,335	NM	194%
Total transaction-based revenues	$170,831	$720,133	$1,402,350	322%	95%
Percentage of total net revenues:
Options	40%	46%	38%
Cryptocurrencies	4%	3%	23%
Equities	18%	26%	16%
Other	—%	—%	—%
Total transaction-based revenues	62%	75%	77%
Comparison of Years Ended December 31, 2021 and 2020
Transaction-based revenues increased by $682.2 million primarily driven by a 81% increase in Net Cumulative Funded Accounts which resulted in higher daily average revenue trades in cryptocurrencies, options, and equities.
We define “daily average revenue trades” as the total number of revenue generating trades executed during a given period divided by the number of trading days in that period. Our daily average revenue trades for cryptocurrencies increased significantly from 0.1 million to 1.2 million. The number of users placing cryptocurrency trades increased 455% while the average notional volume traded per trader was up 83%. In late December 2021, for the first time during the periods presented, we updated our pricing agreements with crypto market makers. Our rebate, which is subject to change from time to time, slightly more than doubled with these changes. We also added another venue to increase capacity and further improve competition for customer orders.
Our daily average revenue trades for options increased by 34% from 0.6 million to 0.8 million. The number of users placing option trades increased 43% while the number of options contracts traded per trader was up 1%.
Our daily average revenue trades for equities increased by 38% from 2.2 million to 3.1 million. The number of users placing equity trades increased 75% while the average notional volume traded per trader was down 30%.

Net Interest Revenues

	Year ended December 31,
(in thousands, except for percentages)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Net interest revenues:
Securities lending	$6,380	$98,165	$137,153	NM	40%
Margin interest	19,104	66,781	131,823	250%	97%
Interest on segregated cash and securities	36,281	13,401	4,023	(63)%	(70)%
Other interest revenue	9,865	3,972	4,181	(60)%	5%
Interest expenses related to credit facilities	(991)	(4,882)	(20,218)	393%	314%
Total net interest revenues	$70,639	$177,437	$256,962	151%	45%
Percentage of total net revenues:
Securities lending	2%	10%	8%
Margin interest	7%	7%	7%
Interest on segregated cash and securities	13%	2%	—%
Other interest revenue	4%	1%	—%
Interest expenses related to credit facilities	(1)%	(1)%	(1)%
Total net interest revenues	25%	19%	14%
Comparison of Years Ended December 31, 2021 and 2020
Net interest revenues increased by $79.5 million primarily due to higher interest revenues earned on margin loans to users and through securities lending activities, partially offset by increased interest expense related to our revolving credit facilities and lower interest revenue earned on segregated cash and securities.
Interest revenue earned on margin borrowings increased by $65.0 million due to an increase in both the number of margin borrowers and the average per-user margin balance. Average margin receivables outstanding increased from $1.99 billion due from 125 thousand average users to $4.91 billion due from 218 thousand average users. Robinhood users must be Robinhood Gold subscribers in order to enable margin borrowing in their accounts. The first $1,000 in margin borrowed by each user is not charged interest. Additional margin borrowed was charged at a 5% annual rate until December 2020 when we lowered this rate to 2.5%, where it will remain until March 2022, at which point it will be increased to 3%. Net interest revenues earned from securities lending transactions increased $39.0 million as we grew our securities lending program, which benefited from growth in margin borrowings. These increases were partially offset by an increase of $15.3 million in interest expenses, which includes commitment and unused fees related to credit facilities in connection with the April 2021 Credit Facility (see Note 11 to our consolidated financial statements in this Annual Report for further information) and a decrease of $9.4 million in interest revenue earned on segregated cash and securities balances due to the decrease in the Federal Reserve's benchmark target rate to near zero.

Other Revenues

	Year ended December 31,
(in thousands, except for percentages)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Other revenues	$36,063	$61,263	$155,831	70%	154%
Percentage of total net revenues	13%	6%	9%
Comparison of Years Ended December 31, 2021 and 2020
Other revenues increased by $94.6 million primarily due to an increase in subscription revenue of $43.9 million driven by an increase in paid subscribers to Robinhood Gold from 0.9 million to 1.3 million. Additionally, ACATS fees charged to users for facilitating the transfer of their account to another broker-dealer increased by $25.8 million and proxy rebate revenue increased by $22.9 million as a result of the growth in our user base.
Operating Expenses

	Year ended December 31,
(in thousands, except for percentages)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Operating expenses:
Brokerage and transaction	$45,459	$111,083	$152,343	144%	37%
Technology and development	94,932	215,630	1,232,787	127%	472%
Operations	33,869	137,905	373,129	307%	171%
Marketing	124,699	185,741	327,369	49%	76%
General and administrative	85,504	294,694	1,370,520	245%	365%
Total operating expenses	$384,463	$945,053	$3,456,148
Percent of total net revenues:
Brokerage and transaction	16%	12%	8%
Technology and development	34%	22%	68%
Operations	12%	14%	21%
Marketing	45%	19%	18%
General and administrative	31%	31%	76%
Total operating expenses	138%	98%	191%

Brokerage and Transaction

	Year ended December 31,
(in thousands)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Broker-dealer transaction expenses	$17,082	$54,505	$48,185	219%	(12)%
Market data expenses	11,697	21,327	32,962	82%	55%
Employee compensation, benefits, and overhead, excluding share-based compensation	4,879	6,993	14,309	43%	105%
Cash management transaction expenses	815	3,942	11,574	384%	194%
Share-based compensation	426	226	7,527	(47)%	NM
Other	10,560	24,090	37,786	128%	57%
Total	$45,459	$111,083	$152,343	144%	37%
Comparison of Years Ended December 31, 2021 and 2020
Brokerage and transaction costs increased by $41.3 million primarily due to an increase in market data expenses of $11.6 million and an increase in cash management transaction expenses of $7.6 million, which were in line with the growth in our user base. Share-based compensation expense increased $7.3 million as vesting conditions were met upon our IPO and other employee compensation, benefits, and overhead increased $7.3 million as we continued to grow our brokerage teams to support the growth of our user base and platform. Other brokerage and transaction costs also increased due to higher bank charges of $5.3 million and regulatory fees of $4.5 million. These increases were partially offset by decreases in broker-dealer transaction expenses, primarily due to a $15.7 million decrease in clearing fees as a result of a reduction of certain of these fees effective in June 2021 offset by a $8.5 million increase in losses attributable to the market price fluctuations that impacted fractional shares transactions.
Technology and Development

	Year ended December 31,
(in thousands)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Share-based compensation	$9,499	$18,025	$609,306	90%	NM
Employee compensation, benefits, and overhead, excluding share-based compensation	51,625	103,998	282,915	101%	172%
Cloud infrastructure services	23,574	67,372	266,834	186%	296%
Software and tools	8,800	22,201	62,144	152%	180%
Other	1,434	4,034	11,588	181%	187%
Total	$94,932	$215,630	$1,232,787	127%	472%
Comparison of Years Ended December 31, 2021 and 2020
Technology and development costs increased by $1.02 billion primarily due to an increase in share-based compensation expense of $591.3 million as vesting conditions were met upon our IPO and an increase in other employee compensation, benefits, and overhead of $178.9 million as we also continued to grow our engineering, data science, and design teams to support the growth of our user base and develop new products. Additionally, we experienced increases in costs for cloud infrastructure service of $199.5 million due to infrastructure expansion necessary to meet increased capacity requirements for our platform, and costs for software and tools of $39.9 million to support the growth of our headcount.

Operations

	Year ended December 31,
(in thousands)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$11,461	$35,379	$126,017	209%	256%
Provision for credit losses and fraud	11,108	61,313	107,054	452%	75%
Customer experience	8,164	28,300	97,121	247%	243%
Share-based compensation	138	61	20,261	(56)%	NM
Other	2,998	12,852	22,676	329%	76%
Total	$33,869	$137,905	$373,129	307%	171%
Comparison of Years Ended December 31, 2021 and 2020
Operations costs increased by $235.2 million primarily due to an increase in employee compensation, benefits, and overhead of $90.6 million as we increased the number of our dedicated customer support professionals. Costs related to third-party customer support vendors for customer experience increased $68.8 million as we continued to make investments to support our growing user base. Provision for credit losses and fraud increased $45.7 million mainly driven by increased unauthorized debit card usage and an increase in loss incurred per account related to Fraudulent Deposit Transactions. Additionally, we recognized an increase in share-based compensation expense of $20.2 million as vesting conditions were met upon our IPO.
Marketing

	Year ended December 31,
(in thousands)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Marketing incentives	$29,187	$80,826	$120,706	177%	49%
Digital marketing	55,744	35,398	50,576	(36)%	43%
Share-based compensation	86	614	49,731	614%	NM
Employee compensation, benefits, and overhead, excluding share-based compensation	2,659	8,356	37,848	214%	353%
Brand marketing	20,717	28,992	24,224	40%	(16)%
Creative services	13,603	12,075	22,416	(11)%	86%
Other marketing	2,703	19,480	21,868	621%	12%
Total	$124,699	$185,741	$327,369	49%	76%
Included in marketing incentives are costs associated with the Robinhood Referral Program, which are comprised of the fair value of awards earned in the current period, changes in estimate of unclaimed awards earned in the current and prior periods, fair value adjustments of shares held to support the program, and reversals related to awards that expire unclaimed. The fair value adjustments of shares held to support the program were immaterial for the periods presented. The following table summarizes the Robinhood Referral Program liability activity for the periods indicated:

	Years ended December 31,
(in thousands)	2019	2020	2021
Beginning balance, January 1	$978	$303	$695
Fair value of current period awards	37,893	85,849	126,513
Changes in estimate of unclaimed awards for current and prior periods	(1,886)	927	333
Reversals related to unclaimed, expired awards	(7,256)	(7,715)	(9,816)
Claimed awards	(29,426)	(78,669)	(117,628)
Ending balance, December 31	$303	$695	$97
Comparison of Years Ended December 31, 2021 and 2020
Marketing costs increased by $141.6 million partially due to an increase in share-based compensation expense of $49.1 million as vesting conditions were met upon our IPO. Marketing incentives increased $39.9 million and substantially all of which was due to higher costs associated with the Robinhood Referral Program. Other employee compensation, benefits, and overhead increased $29.5 million as we continued to increase our marketing personnel headcount to support the growth of our business. In addition, there were increases in digital marketing expenses of $15.2 million and creative services costs of $10.3 million primarily related to advertising spend leading up to our IPO.
General and Administrative

	Year ended December 31,
(in thousands)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Share-based compensation	$16,518	$5,405	$885,427	(67)%	NM
Employee compensation, benefits, and overhead, excluding share-based compensation	34,049	79,206	196,086	133%	148%
Legal expenses	10,800	56,175	101,307	420%	80%
Settlements and penalties	1,409	105,506	70,349	NM	(33)%
Other professional fees	10,006	29,561	53,812	195%	82%
Business insurance	1,982	4,340	24,970	119%	475%
Other	10,740	14,501	38,569	35%	166%
Total	$85,504	$294,694	$1,370,520	245%	365%
Comparison of Years Ended December 31, 2021 and 2020
General and administrative costs increased by $1.08 billion primarily due to an increase in share-based compensation as vesting conditions were met upon our IPO including $501.2 million related to executive compensation arrangements (see Note 12 to our consolidated financial statements in this Annual Report for further information). Other employee compensation, benefits, and overhead increased by $116.9 million as we continued to increase our general and administrative personnel to support the growth of our business. Legal expenses increased $45.1 million primarily related to certain legal matters, partially offset by a reduction in settlements and penalties of $35.2 million. See Note 16 to our consolidated financial statements in this Annual Report for further information.

Change in Fair Value of Convertible Notes and Warrant Liability

	Year ended December 31,
(in thousands)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Change in fair value of convertible notes and warrant liability	—	—	$2,045,657	NM	NM
Comparison of Years Ended December 31, 2021 and 2020
Change in fair value of convertible notes and warrant liability was due to the mark-to-market adjustment of the convertible notes and warrants we issued in February 2021. Upon completion of our IPO, the aggregate outstanding principal and accrued interest of the convertible notes converted into 137.3 million shares of Class A common stock and the warrants became equity-classified, which resulted in the warrant liability being reclassified to additional paid-in capital. There will be no additional mark-to-market adjustments related to the convertible notes or warrant liability. See Note 7 to our consolidated financial statements in this Annual Report for further information.
Provision for (Benefit from) Income Taxes

	Year ended December 31,
(in thousands)	2019	2020	2021	2019 to 2020 % Change	2020 to 2021 % Change
Provision for (benefit from) income taxes	$(1,018)	$6,381	2,000	(727)%	(69)%
Comparison of Years Ended December 31, 2021 and 2020
Provision for income taxes decreased by $4.4 million primarily due to the income tax benefit recognized from the partial release of our valuation allowance resulting from the recognition of net deferred tax liabilities in connection with the Say Technologies acquisition, and offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and by our current federal and state taxes payable.
Liquidity and Capital Resources
Source and Uses of Funds
We expect to use our available cash, cash equivalents, and investments, including potential future borrowings under our revolving lines of credit and potential issuance of new debt or equity, to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the DTC, NSCC, and OCC). Based on our current level of operations, we believe our available cash, available lines of credit, and cash provided by operations will be adequate to meet our current liquidity needs for the next 12 months.
Cash, Cash Equivalents, and Investments
Our cash, cash equivalents, and investments were $6.28 billion and $1.40 billion as of December 31, 2021 and 2020. Our investment portfolio comprises highly liquid available-for-sale securities, including asset-backed securities, commercial paper, corporate bonds, and government bonds.

Convertible Debt and IPO
In January and February 2021, we received gross proceeds of $3.55 billion from the issuance of two tranches of convertible notes and related warrants. The convertible notes were converted into Class A common stock upon the completion of our IPO.
On August 2, 2021, we closed our IPO of our Class A common stock and on August 31, 2021, we sold additional shares of Class A common stock pursuant to the option granted to the underwriters. The total net proceeds received were approximately $2.05 billion after deducting underwriting discounts, commissions, and offering expenses payable by us. We used a portion of the net proceeds we received in the IPO to repay borrowings made under our revolving lines of credit (which borrowings were utilized to fund tax withholdings due prior to the IPO closing as a result of RSU settlements in connection with the pricing of our IPO).
Revolving Lines of Credit
As of December 31, 2021, we had a total of $2.81 billion in committed revolving lines of credit. See Note 11 to our consolidated financial statements in this Annual Report for further information.
The following table summarizes our short- and long-term material cash requirements as of December 31, 2021:

	Payments Due by Period
(in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Operating lease commitments	$258,982	$32,646	$68,176	$56,160	$102,000
Non-cancelable purchase commitments(1)	1,162,370	279,068	479,670	403,566	66
Total	$1,421,352	$311,714	$547,846	$459,726	$102,066
(1)Non-cancelable purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. They primarily relate to commitments for cloud infrastructure service and business insurance.
In addition to lease and purchase commitments, we have a committed financing agreement with a contractual term of 30 days and a daily minimum commitment of $25 million.
Regulatory Capital Requirements
Our broker-dealer subsidiaries (RHF and RHS) are subject to the SEC Uniform Net Capital Rule, administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. RHS and RHF compute net capital under the alternative method as permitted by the SEC Uniform Net Capital Rule.

The tables below summarize the net capital, capital requirements and excess net capital of RHS and RHF as of periods presented:

	December 31, 2021
(in thousands)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,841,411	$134,568	$2,706,843
RHF	153,408	250	153,158

In January and February 2021, we received gross proceeds of $3.55 billion from the issuance of two tranches of convertible notes and related warrants, of which an aggregate of $2.0 billion was contributed to RHS in February 2021. Pursuant to the SEC Uniform Net Capital Rule, capital contributed to RHS is included in its net capital calculation and may not be withdrawn for one year from the time of contribution. This restriction lapsed in February 2022, however, no capital has been returned to the parent company as of the date of filing of this Annual Report.
Cash Flows
The following table summarizes our cash flow activities:

	Year ended December 31,
(in thousands)	2019	2020	2021
Cash provided by (used in):
Operating activities	$1,260,085	$1,876,254	$(884,773)
Investing activities	(12,312)	(32,330)	(237,880)
Financing activities	375,350	1,275,883	5,203,421
Cash provided by and used in operating activities consisted of net income (loss) adjusted for certain non-cash items including change in fair value of convertible notes and warrant liability, share-based compensation expense, provision for credit losses, depreciation and amortization, and the effect of changes in operating assets and liabilities. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments, and vendor payment terms.
For the year ended December 31, 2021, cash flows used in operating activities was $884.8 million, primarily due to a net loss of $3,686.4 million, adjusted for the add back of non-cash expenses of $3,719.8 million, consisting primarily of change in fair value of convertible notes and warrant liability of $2,045.7 million, share-based compensation expense of $1,570.4 million, provision for credit losses of $78.3 million, and depreciation and amortization of $25.5 million. Additionally, there was a cash outflow due to changes in operating assets and liabilities of $918.1 million, primarily due to an increase in receivables from users, net, of $3,361.9 million, driven by an increase in margin receivables due to growth in our user base offset by an increase in collateral received for securities loaned of $1,729.9 million and an increase in payables to users of $578.5 million driven by an increase in customer cash held in line with the growth in our user base.
For the year ended December 31, 2020, cash provided by operating activities was $1,876.3 million partially due to a net income of $7.4 million, adjusted for the add back of non-cash expenses of $95.5 million, consisting primarily of provision for credit losses of $59.1 million, share-based compensation expense of $24.3 million, and depreciation and amortization of $9.9 million. Additionally, the cash generated from operating activities increased due to a net inflow from changes in operating assets and liabilities of $1,773.3 million, primarily due to increases in payables to users of $3,532.1 million and securities loaned of $1,247.1 million, partially offset by an increase in receivables from users, net of $2,772.0 million, driven by increases in customer cash held, securities loaned, and margin receivables in line with the growth in our user base.
For the year ended December 31, 2019, cash provided by operating activities was $1,260.1 million, primarily due to net loss of $106.6 million, adjusted for the add back of non-cash expenses of $43.4 million consisting primarily of share-based compensation expense of $26.7 million, provision for credit losses of $11.1 million and depreciation and amortization of $5.4 million. Additionally, the cash generated from operating activities increased due to a net inflow from changes in operating assets and liabilities of $1,323.3 million, primarily due to increases in payables to users of $802.8 million and securities loaned of $674.0 million, driven by increases in customer cash held and securities loaned in line with the growth in our user base.
For the year ended December 31, 2021, cash flows used in investing activities were $237.9 million, which primarily consisted of $125.4 million used for business acquisitions, net of cash acquired. Additionally, cash flows used in investing activities included $63.2 million in purchases of property, software, and equipment, $27.2 million for the purchase of investments, and $20.5 million in capitalization of internally developed software. For the years ended December 31, 2020 and 2019, cash flows used in investing activities were $32.3 million and $12.3 million, which primarily consisted of $24.4 million and $7.3 million in purchases of property, software, and equipment and $7.9 million and $5.2 million in capitalization of internally developed software.
For the year ended December 31, 2021, cash flows provided by financing activities were $5,203.4 million, which primarily consisted of proceeds from the issuance of convertible notes and warrants of $3,552.0 million and proceeds of $2,052.4 million from issuance of common stock in connection with our IPO, net of offering costs, partially offset by taxes paid related to net share settlement of equity awards of $422.1 million. We also drew and repaid $1,968.3 million on our credit facilities. For the years ended December 31, 2020 and 2019, cash flows provided by financing activities were $1,275.9 million and $375.4 million, which primarily consisted of $1,267.3 million and $372.7 million in proceeds from issuance of redeemable convertible preferred stock, net of issuance costs. We also drew and repaid $937.7 million and $137.0 million on our credit facilities.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 1 to our consolidated financial statements in this Annual Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results might differ significantly from these estimates under different assumptions, judgments, or conditions.
Business Combinations
We allocate the fair value of purchase price to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer contracts, acquired technology, and trade names, based on expected future growth rates and margins, attrition rates, future changes in technology and royalty for similar brand licenses, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results might differ from estimates.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. We operate and report financial information in one operating segment. We test goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to a quantitative assessment.
The quantitative assessment compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the book value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Income Tax
We make significant judgments and estimates to determine any valuation allowance recorded against deferred tax assets. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe that they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including, but not limited to, historical cumulative loss experience and expectations of future earnings, tax planning strategies, and the carry-forward periods available for tax reporting purposes. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. We account for uncertain tax positions, including net interest and penalties, as a component of income tax expense or benefit. We make adjustments to these uncertain tax positions in accordance with applicable income tax guidance and based on changes in facts and circumstances. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact to our consolidated financial statements and operating results.

Share-based Compensation
Time-Based RSUs
We have granted RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). Prior to our IPO, our Time-Based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, namely the occurrence of a liquidity event such as the IPO. The fair value of our RSUs is estimated based on the fair value of our common stock on the date of grant. The time-based service condition for our awards is generally satisfied over four years. We record share-based compensation expense for Time-Based RSUs on an accelerated attribution method over the requisite service period. The performance-based condition for our pre-IPO grants was satisfied upon the occurrence of the IPO in 2021, at which point we recorded a cumulative one-time share-based compensation expense determined using the awards’ grant-date fair value. Share-based compensation related to the remaining time-based service after the IPO is recorded over the remaining requisite service period. No performance-based conditions exist for our post-IPO grants.
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards generally is satisfied over six years. The performance-based conditions are satisfied upon the occurrence of a qualifying event, as described above. The market-based conditions are satisfied upon our achievement of specified share prices.
For market-based awards, we determine the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. We estimate the expected term based on various exercise scenarios, as these awards are not considered “plain vanilla.” We estimate the expected date of a qualifying event based on our expectation at the time of measurement of the award’s value.
We record share-based compensation expense for market-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Upon the occurrence of our IPO in 2021, we recorded a cumulative one-time share-based compensation expense determined using the grant-date fair values. Share-based compensation related to remaining time-based service and market-based conditions to be met will be recorded over the remaining derived requisite service period.
Common Stock Valuations
Prior to our IPO, given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock.
These factors included:
•independent third-party valuations of our common stock;
•the prices paid for common or convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions, including any tender offers;

•the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our financial condition, results of operations, and capital resources;
•the industry outlook;
•the valuation of comparable companies;
•the lack of marketability of our common stock;
•the likelihood of achieving a liquidity event, such as an IPO or a sale of our company, given prevailing market conditions;
•the history and nature of our business, industry trends, and competitive environment; and
•general economic outlook including economic growth, inflation, unemployment, interest rate environment, and global economic trends.
Our board of directors determined the fair value of our common stock by first determining the enterprise value of our business, and then allocating the value among the various classes of our equity securities to derive a per share value of our common stock. The enterprise value of our business was primarily estimated by reference to the closest round of equity financing or tender transaction preceding the date of the valuation. In a few cases, we also utilized the income or market approaches.
The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The market approach estimates value based on a comparison of the subject company to comparable public companies. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.
In allocating the enterprise value of our business among the various classes of stock prior, we primarily used the option pricing method (“OPM”), which models each class of stock as a call option with a unique claim on our assets. After the allocation to the various classes of stock, a discount for lack of marketability (“DLOM”), is applied to arrive at a fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
Application of these approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Following the completion of our IPO, there is an active market for our Class A common stock, so we no longer apply these valuation approaches.

Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents, cash and securities segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of December 31, 2021 indicate that a hypothetical 100 basis point increase or decrease in interest rates would have had a positively correlated impact of approximately 9% on total net revenues.

We also have exposure to change in interest rates related to our variable-rate credit facilities, which are described in Note 11 to our consolidated financial statements in this Annual Report. However, as there were no outstanding borrowings under our credit facilities as of December 31, 2020 and 2021, we had limited financial exposure associated with changes in interest rates as of such dates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Robinhood Markets, Inc. (the Company) as of December 31, 2020 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and mezzanine equity and stockholders' (deficit) equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Market-Based Restricted Stock Units
Description of the Matter	As described in Note 12 to the consolidated financial statements, the Company granted market-based restricted stock units (“RSUs”) to its co-founders in 2021 that vest upon achievement of specified share price targets through May 25, 2029 and satisfaction of a service condition (“2021 market-based RSUs”). The grant date fair value of the 2021 market-based RSUs was $805.5 million. In addition, during 2021, the Company modified the market-based restricted stock units that were granted to its co-founders in 2019 (“2019 market-based RSUs”). The 2019 market-based RSUs that vest upon achievement of specified share price targets and satisfaction of a service condition were modified to allow vesting on the same share price targets through December 31, 2025. The modification date fair value of the modified 2019 market-based RSUs was $589.2 million, resulting in $581.1 million of incremental stock-based compensation expense due to the modification. The market conditions are included in the determination of the estimated fair value of the market-based RSUs. With the assistance of valuation specialists, the Company estimated the fair value of the market-based RSUs using the Monte Carlo simulation model that utilizes various assumptions, including volatility.

Auditing the valuation of the Company’s market-based RSUs is complex due to the use of the Monte Carlo simulation model and involves the use of our valuation specialists. Also, auditing the valuation of the market-based RSUs is highly judgmental due to the significant estimation required to determine the assumptions used in the valuation model, including the volatility assumption.

How We Addressed the Matter in Our Audit	To test the fair value of the Company’s market-based RSUs, our audit procedures included, among others, assessing the appropriateness of the use of the Monte Carlo simulation model and the underlying calculations, as well as testing the assumptions used to calculate the fair value of market-based RSUs. To test the volatility assumption, we assessed the applicability of the guideline public companies used in the determination of volatility based on the nature of their business, compared the historical volatilities of the guideline public companies used in the estimate to actual historical results, and developed an independent range of volatility. We involved our valuation specialists to assist us with evaluating the Monte Carlo simulation model and the assumptions used in the model, as well as to perform comparative calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Jose, California
February 24, 2022

ROBINHOOD MARKETS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2020	2021
Assets
Current assets:
Cash and cash equivalents	$1,402,629	$6,253,477
Cash and securities segregated under federal and other regulations	4,914,660	3,992,419
Receivables from brokers, dealers, and clearing organizations	124,501	88,326
Receivables from users, net	3,354,142	6,638,900
Deposits with clearing organizations	225,514	327,917
User-held fractional shares	802,483	1,834,479
Investments	—	27,189
Other current assets	48,655	120,835
Total current assets	10,872,584	19,283,542
Property, software, and equipment, net	45,834	146,419
Goodwill	—	100,521
Intangible assets, net	185	34,107
Restricted cash	7,364	23,773
Other non-current assets	62,507	180,817
Total assets	$10,988,474	$19,769,179
Liabilities, mezzanine equity and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$104,649	$252,313
Payables to users	5,897,242	6,475,728
Securities loaned	1,921,118	3,651,035
Fractional shares repurchase obligation	802,483	1,834,479
Other current liabilities	90,553	133,787
Total current liabilities	8,816,045	12,347,342
Other non-current liabilities	48,012	128,745
Total liabilities	8,864,057	12,476,087
Commitments and contingencies (Note 16)
Mezzanine equity
Redeemable convertible preferred stock, $0.0001 par value. 414,033,220 shares authorized, 412,742,897 shares issued and outstanding with a liquidation preference of $2,191,086 as of December 31, 2020. No shares authorized, issued, and outstanding as of December 31, 2021.	2,179,739	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value. No shares authorized, issued and outstanding as of December 31, 2020; 210,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021.	—	—
Common stock, $0.0001 par value. 777,354,000 shares authorized, 229,031,546 shares issued and outstanding as of December 31, 2020; no shares authorized, issued, and outstanding as of December 31, 2021.	1	—
Class A common stock, $0.0001 par value. No shares authorized, issued and outstanding as of December 31, 2020; 21,000,000,000 shares authorized, 735,957,367 shares issued and outstanding as of December 31, 2021.	—	73
Class B common stock, par value $0.0001. No shares authorized, issued and outstanding as of December 31, 2020; 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of December 31, 2021.	—	13
Class C common stock, par value $0.0001. No shares authorized, issued and outstanding as of December 31, 2020; 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021.	—	—
Additional paid-in capital	134,307	11,169,136
Accumulated other comprehensive income	473	405
Accumulated deficit	(190,103)	(3,876,535)
Total stockholders’ (deficit) equity	(55,322)	7,293,092
Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$10,988,474	$19,769,179
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share data)	2019	2020	2021
Revenues:
Transaction-based revenues	$170,831	$720,133	$1,402,350
Net interest revenues	70,639	177,437	256,962
Other revenues	36,063	61,263	155,831
Total net revenues	277,533	958,833	1,815,143

Operating expenses:
Brokerage and transaction	45,459	111,083	152,343
Technology and development	94,932	215,630	1,232,787
Operations	33,869	137,905	373,129
Marketing	124,699	185,741	327,369
General and administrative	85,504	294,694	1,370,520
Total operating expenses	384,463	945,053	3,456,148

Change in fair value of convertible notes and warrant liability	—	—	2,045,657
Other expense (income), net	657	(50)	(2,230)
Income (loss) before income tax	(107,587)	13,830	(3,684,432)
Provision for (benefit from) income taxes	(1,018)	6,381	2,000
Net income (loss)	$(106,569)	$7,449	$(3,686,432)
Net income (loss) attributable to common stockholders:
Basic	$(106,569)	$2,848	$(3,686,432)
Diluted	$(106,569)	$2,848	$(3,686,432)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.48)	$0.01	$(7.49)
Diluted	$(0.48)	$0.01	$(7.49)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	221,664,610	225,748,355	492,381,190
Diluted	221,664,610	244,997,388	492,381,190
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2019	2020	2021
Net income (loss)	$(106,569)	$7,449	$(3,686,432)
Other comprehensive income (loss), net of tax:
Foreign currency translation	179	284	(68)
Total other comprehensive income (loss), net of tax	179	284	(68)
Total comprehensive income (loss)	$(106,390)	$7,733	$(3,686,500)
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2020	2021
Operating activities:
Net income (loss)	$(106,569)	$7,449	$(3,686,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,444	9,938	25,495
Provision for credit losses	11,109	59,134	78,337
Share-based compensation	26,667	24,330	1,570,386
Change in fair value of convertible notes and warrant liability	—	—	2,045,657
Other	169	2,139	(109)
Changes in operating assets and liabilities:
Segregated securities under federal and other regulations	—	(134,994)	134,994
Receivables from brokers, dealers, and clearing organizations	(9,081)	(103,787)	36,175
Receivables from users, net	(64,711)	(2,771,967)	(3,361,872)
Deposits with clearing organizations	(85,547)	(103,037)	(102,403)
Other current and non-current assets	(47,758)	(46,055)	(189,004)
Accounts payable and accrued expenses	13,895	67,117	134,090
Payables to users	802,817	3,532,091	578,486
Securities loaned	674,029	1,247,089	1,729,917
Other current and non-current liabilities	39,621	86,807	121,510
Net cash provided by (used in) operating activities	1,260,085	1,876,254	(884,773)
Investing activities:
Purchase of property, software, and equipment	(7,255)	(24,443)	(63,182)
Capitalization of internally developed software	(5,198)	(7,887)	(20,471)
Acquisitions of a business, net of cash acquired	—	—	(125,426)
Purchase of investments	—	—	(27,203)
Other	141	—	(1,598)
Net cash used in investing activities	(12,312)	(32,330)	(237,880)
Financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	—	2,052,382
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	—	7,344
Taxes paid related to net share settlement of equity awards	—	—	(422,076)
Proceeds from issuance of convertible notes and warrants	—	—	3,551,975
Draws on credit facilities	137,000	937,700	1,968,276
Repayments on credit facilities	(137,000)	(937,700)	(1,968,276)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	372,733	1,267,328	—
Proceeds from exercise of stock options, net of repurchases	2,617	8,555	13,796
Net cash provided by financing activities	375,350	1,275,883	5,203,421
Effect of foreign exchange rate changes on cash and cash equivalents	179	284	(68)
Net increase in cash, cash equivalents, segregated cash and restricted cash	1,623,302	3,120,091	4,080,700
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	1,446,266	3,069,568	6,189,659
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$3,069,568	$6,189,659	$10,270,359
Cash and cash equivalents, end of the period	$644,050	$1,402,629	$6,253,477
Segregated cash, end of the period	2,420,354	4,779,666	3,992,419
Restricted cash, end of the period	5,164	7,364	24,463
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$3,069,568	$6,189,659	$10,270,359
Supplemental disclosures:
Cash paid for interest	$621	$3,207	$11,902
Cash paid for income taxes, net of refund received	$1,396	$5,689	$6,111
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	291,739,421	$539,678	220,339,931	$1	$68,615	$10	$(90,108)	$(21,482)
Net loss	—	—	—	—	—	—	(106,569)	(106,569)
Shares issued in connection with stock option exercise, net of repurchases	—	—	4,462,614	—	2,291	—	—	2,291
Issuance of Series E convertible preferred stock, net of issuance costs	29,887,357	372,733	—	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	1,205	—	—	1,205
Change in other comprehensive income	—	—	—	—	—	179	—	179
Share-based compensation	—	—	—	—	27,328	—	—	27,328
Balance as of December 31, 2019	321,626,778	$912,411	224,802,545	$1	$99,439	$189	$(196,677)	$(97,048)

See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	321,626,778	$912,411	224,802,545	$1	$99,439	$189	$(196,677)	$(97,048)
Net income	—	—	—	—	—	—	7,449	7,449
Shares issued in connection with stock option exercise, net of repurchases	—	—	4,229,001	—	9,415	—	(875)	8,540
Issuance of Series F convertible preferred stock, net of issuance costs	48,000,000	599,284	—	—	—	—	—	—
Issuance of Series G convertible preferred stock, net of issuance costs	43,116,119	668,044	—	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	527	—	—	527
Change in other comprehensive income	—	—	—	—	—	284	—	284
Share-based compensation	—	—	—	—	24,926	—	—	24,926
Balance as of December 31, 2020	412,742,897	$2,179,739	229,031,546	$1	$134,307	$473	$(190,103)	$(55,322)

See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in thousands, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	412,742,897	$2,179,739	229,031,546	$1	$134,307	$473	$(190,103)	$(55,322)
Net loss	—	—	—	—	—	—	(3,686,432)	(3,686,432)
Shares issued in connection with stock option exercise, net of repurchases	—	—	6,832,725	24	13,657	—	—	13,681
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	298,031	—	7,344	—	—	7,344
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	56,729,194	6	2,052,325	—	—	2,052,331
Issuance of common stock upon settlement of restricted stock units	—	—	32,133,589	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,160,525)	—	(422,076)	—	—	(422,076)
Conversion of preferred stock to common stock	(412,742,897)	(2,179,739)	412,742,897	41	2,179,698	—	—	2,179,739
Conversion of convertible notes to common stock	—	—	137,305,156	14	5,217,583	—	—	5,217,597
Reclassification of warrant liability to stockholders' equity	—	—	—	—	380,036	—	—	380,036
Vesting of replacement awards issued in connection with acquisition of a business	—	—	—	—	639	—	—	639
Vesting of early-exercised stock options	—	—	—	—	406	—	—	406
Change in other comprehensive income	—	—	—	—	—	(68)	—	(68)
Share-based compensation	—	—	—	—	1,605,217	—	—	1,605,217
Balance as of December 31, 2021	—	$—	863,912,613	$86	$11,169,136	$405	$(3,876,535)	$7,293,092
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. See Note 1 for further information.

See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Robinhood Markets, Inc. (“RHM”, together with its subsidiaries, “Robinhood,” the “Company,” “we,” or “us”) was incorporated in the State of Delaware on November 22, 2013. Our most significant, wholly-owned subsidiaries are:
•RHF, a registered introducing broker-dealer;
•RHS, a registered clearing broker-dealer; and
•RHC, which provides users the ability to buy and sell cryptocurrencies.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. Acting as agent, we facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities, including those that collateralize margin loans, and cryptocurrencies transacted on our platform and, as a result, any such securities or cryptocurrencies owned by users are not presented in our consolidated balance sheets. We do not allow users to purchase cryptocurrency on margin. We hold cryptocurrency in custody for our users’ accounts in one or more omnibus cryptocurrency wallets.
Initial Public Offering
On August 2, 2021, we closed our IPO of 55.0 million shares of Class A common stock, including 2.6 million shares sold by selling shareholders, at a public offering price of $38.00 per share. On August 31, 2021, we sold an additional 4.4 million shares of Class A common stock pursuant to the option granted to the underwriters to purchase additional shares. The total net proceeds we received in the IPO were approximately $2.05 billion after deducting underwriting discounts and commissions of $90.8 million and offering expenses of $12.6 million. In connection with the completion of the IPO: 1) the Company filed its Amended and Restated Certificate of Incorporation (the “Charter”), which authorizes a total of 21 billion shares of Class A common stock, 700 million shares of Class B common stock, 7 billion shares of Class C common stock, and 210 million shares of preferred stock, 2) all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 412.7 million shares of our common stock, 3) all 233.3 million previously outstanding shares of the Company’s common stock, along with the 412.7 million shares of common stock mentioned above, were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock (the “Reclassification”), 4) a total of 130.2 million shares of Class A common stock held by our founders and their related entities were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements, 5) all of our outstanding convertible notes automatically converted into 137.3 million shares of Class A common stock and 6) all warrants became exercisable at a strike price of $26.60 per share for an aggregate of 14.3 million shares of Class A common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of December 31, 2021. See Note 12 for further information about the terms of our various classes of common stock.
Upon completion of the IPO, approximately $12.6 million of capitalized deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds. Additionally, upon our IPO, we recognized $1.01 billion of share-based compensation expense related to restricted stock units (“RSUs”) for which the time-based vesting condition was satisfied or partially satisfied as the performance condition, a liquidity event, was satisfied. Upon the IPO, 24.6 million RSUs vested and 10.8 million shares of Class A common stock were withheld to meet the related tax withholding requirements.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of RHM and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. Assumptions and estimates used in preparing our consolidated financial statements include those related to the determination of allowances for credit losses, the capitalization and estimated useful life of internally developed software, contingent liabilities, useful lives of property and equipment, the incremental borrowing rate used to determine the present value of lease payments, the valuation and recognition of share-based compensation, the valuation of the convertible notes and warrant liability, the valuation and estimated useful lives of acquired intangible assets, uncertain tax positions, accrued liabilities, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ from these estimates and could have a material adverse effect on our consolidated financial statements.
Segment Information
We operate and report financial information in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. All our revenues and substantially all of our assets are attributed to or located in the United States.
Revenue Recognition
Transaction-Based Revenues
We primarily earn transaction-based revenues from routing user orders for options, equities and cryptocurrencies to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker. The transaction price for options is on a per contract basis, while for equities it is primarily based on the bid-ask spread of the underlying trading activity. For cryptocurrencies, the transaction price is a fixed percentage of the notional order value. For each trade type, all market makers pay the same transaction price. Payments are collected monthly in arrears from each market maker.
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses.
We earn and incur interest revenues and expense on securities lending transactions. We also earn interest on margin loans to users, which constitute the majority of receivables from users, net in the consolidated balance sheets, and on our segregated cash, cash and cash equivalents, and deposits with clearing organizations. We incur interest expenses in connection with our revolving credit facilities.

Other Revenues
Other revenues primarily consists of Robinhood Gold subscription fees. Our contract with users are for a term of 30 days and renew automatically each month. Subscription revenue is recognized ratably over the subscription period as the performance obligation is satisfied.
Other revenues also consist of proxy rebates and ACATS fees charged to users. Proxy rebates are revenues earned through our partnership with a third-party investor communications company. We provide certain shareholder information to the third-party company, which is used to send investor materials to shareholders, such as materials related to shareholder meetings and voting instruction forms. We earn a share of the revenue the third-party company receives from issuers, and recognize the revenue when the performance obligation of providing data is satisfied.
ACATS fees are charged to users for facilitating the transfer of part or all of their accounts to another broker-dealer. We recognize revenue when our performance obligation of administering the transfer is satisfied.
Concentrations of Revenue and Credit
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Year ended December 31,
	2019	2020	2021
Market maker:
Citadel Securities, LLC	29%	34%	22%
Tai Mo Shan Limited(1)	—%	—%	15%
Entities affiliated with Susquehanna International Group, LLP(2)	13%	18%	12%
Entities affiliated with Wolverine Holdings, L.P.(3)	12%	10%	10%
All others individually less than 10%	8%	13%	18%
Total as percentage of total revenue:	62%	75%	77%
________________
(1)Member of Jump Trading Group
(2)Consists of Global Execution Brokers, LP and G1X Execution Services, LLC
(3)Consists of Wolverine Execution Services, LLC and Wolverine Securities LLC

Concentrations of Credit
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
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of broker-dealer transaction expenses (such as fees paid to centralized clearinghouses and regulatory fees), market data expenses, cash and share-

based compensation and benefits as well as allocated overhead for employees engaged in clearing and brokerage functions, and cash management transactions expenses (such as network fees and card processing fees).
Technology and Development
Technology and development costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for engineering, data science, and design personnel who support and improve our platform and develop new products, costs for cloud infrastructure services, and costs associated with computer hardware and software, including amortization of internally developed software.
Operations
Operations costs consist of customer service related expenses, including cash and share-based compensation and benefits as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors). Operations costs also include our provision for credit losses and fraud in connection with unrecoverable receivables due to Fraudulent Deposit Transactions and chargebacks for unauthorized debit card use.
Marketing
Marketing costs primarily consist of marketing incentive expenses associated with the Robinhood Referral Program, as well as digital marketing, brand marketing, and creative services costs for creation, production, and placement of advertisements and marketing content. Other marketing costs include cash credits we offer to users, which primarily relate to remediation for losses experienced by our users due to service interruptions on our platform and reimbursement of direct losses incurred by our users from allegedly unauthorized account activity. Marketing costs also include cash and share-based compensation and benefits as well as allocated overhead for employees engaged in the marketing function. Advertising costs are expensed as incurred and were $90.9 million, $78.2 million and $100.5 million in the years ended December 31, 2019, 2020, and 2021.
General and Administrative
General and administrative costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, settlements and penalties, business insurance, and other professional fees.
Employee Retirement Benefits
We offer a defined contribution 401(k) plan to full-time employees. Employees may elect to contribute to a traditional 401(k) plan, which qualifies as a deferred compensation arrangement under Section 401 of the Code. In this case, participating employees defer a portion of their pre-tax earnings. Employees may also contribute to a Roth 401(k) plan using post-tax dollars. We match employee contributions up to 3%, and have incurred $1.0 million, $3.5 million, and $9.5 million of expense related to matching for the years ended December 31, 2019, 2020, and 2021.
Research and Development Costs
Research and development costs described in Accounting Standards Codification (“ASC”) 730, Research and Development, are expensed as incurred. Our research and development costs consist primarily of employee compensation and benefits for our engineering and research teams, including share-based compensation. Research and development costs recorded in operating expenses under

ASC 730 were $27.7 million, $52.2 million, and $437.6 million for the years ended December 31, 2019, 2020, and 2021.
Share-based Compensation
Common Stock Fair Value
The fair value of our common stock is determined on the grant date using the closing price of our common stock, which is traded on the Nasdaq Global Select Market.
Prior to our IPO, the absence of an active market for our common stock required our board of directors to determine the fair value of our common stock for each grant date with respect to which awards were approved. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock including: contemporaneous third-party valuations of our common stock, sales of our common and redeemable convertible preferred stock to third-party investors in arms-length transactions, our operating and financial performance, the valuation of comparable companies, the lack of marketability, and general and industry specific economic outlook, amongst other factors.
Stock Options
We estimate the fair value of stock options granted to employees using the Black-Scholes option-pricing model. The fair value of stock options is recognized as compensation on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur.
The Black-Scholes option-pricing model incorporates various assumptions in estimating the fair value of stock-based awards. In addition to the fair value of our common stock, these variables include:
Expected volatility—As we do not have sufficient trading history of our common stock, we estimate the volatility of our common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies over a period equal to the expected term of the award.
Expected term—We determine the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
Risk-free interest rate—Based on the U.S. Treasury yield curve that corresponds with the expected term at the time of grant.
Expected dividend yield—We utilize a dividend yield of 0% as we have not paid, and do not anticipate paying, dividends on our common stock.
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life.
Time-Based RSUs
We have granted Time-Based RSUs that vest upon the satisfaction of a time-based service condition. Prior to our IPO, our Time-Based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, namely the occurrence of a liquidity event such as the IPO. The fair value of our RSUs is estimated based on the fair value of our common stock on the date of grant. The time-based service condition for our awards is generally satisfied over four years. We record share-based compensation expense for Time-Based RSUs on an accelerated attribution method over the requisite service period. The performance-based condition for our pre-IPO grants was satisfied upon the occurrence of the IPO in 2021, at which point we recorded a cumulative one-time share-based compensation expense determined using the awards’ grant-date fair value. Share-based compensation related to the remaining time-based service after the IPO is recorded over the remaining requisite service period. As of December 31, 2019 and 2020, we had not recognized share-based compensation for awards with performance-based conditions because the qualifying event described above had not occurred and, therefore, could not be considered probable. No performance-based conditions exist for our post-IPO grants.
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards generally is satisfied over six years. The performance-based conditions are satisfied upon the occurrence of a qualifying event, as described above. The market-based conditions are satisfied upon our achievement of specified share prices.
For market-based awards, we determine the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. We estimate the expected term based on various exercise scenarios, as these awards are not considered “plain vanilla.” We estimate the expected date of a qualifying event based on our expectation at the time of measurement of the award’s value.
We record share-based compensation expense for market-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Upon the occurrence of our IPO in 2021, we recorded a cumulative one-time share-based compensation expense determined using the grant-date fair values. Share-based compensation related to remaining time-based service and market-based conditions to be met will be recorded over the remaining derived requisite service period.
Net Income (Loss) per Share
Basic and diluted earnings per share are computed using the two-class method, which considers participating securities as a separate class of shares. Our participating securities consist of all series of our redeemable convertible preferred stock. Under the two-class method, net loss is not allocated to the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in our losses.
Basic earnings per share is computed by dividing net income available to our common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period.
Cash and Cash Equivalents
Cash and cash equivalents include deposits with banks and money market funds or highly liquid financial instruments with maturities of three months or less at the time of purchase. We maintain cash in bank accounts at financial institutions that exceed federally insured limits. We also maintain cash in money market funds which are not FDIC insured. We are subject to credit risk to the extent any financial institution with which we conduct business is unable to fulfill contractual obligations on our behalf. As we have not experienced any losses in such accounts and we believe that we have placed our cash on deposit with financial institutions which are financially stable, we do not have an expectation of credit losses for these arrangements.
Cash and Securities Segregated Under Federal and Other Regulations
We are required to segregate cash and/or qualified securities for the exclusive benefit of customers and proprietary accounts of brokers in accordance with the provision of Rule 15c3-3 under the Exchange Act. We continually review the credit quality of our counterparties and have not experienced a default. As a result, we do not have an expectation of credit losses for these arrangements.
Restricted Cash
We are required to maintain restricted cash deposits to back letters of credit for certain property leases. We have no ability to draw on such funds as long as they remain restricted under the applicable agreements. Cash subject to restrictions that expire within one year is included in other current assets in our consolidated balance sheets. For the year ended December 31, 2020 and 2021, current restricted cash balances were nil and $0.7 million.
Investments
We invest in marketable debt securities which are classified as available-for-sale and are initially recorded at fair value. These securities are comprised of asset-backed securities, commercial paper, corporate bonds and government bonds. We have elected the fair value option for our debt securities as we believe carrying these investments at fair value and taking changes in fair value through earnings best reflects their underlying economics. We elected to present interest earned on the debt securities as interest income.
Fair Value of Financial Instruments
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. Accordingly, even when market assumptions are not readily available, our own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:
Level 1 Inputs: unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us
Level 2 Inputs: quoted prices for similar assets and liabilities in an active market, quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly
Level 3 Inputs: unobservable inputs that are significant to the fair value of the assets or liabilities
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying amounts of certain financial instruments approximate their fair value due to the short-term nature, which include cash, cash and securities segregated under federal and other regulations, receivables from brokers, dealers, and clearing organizations, receivables from users, net, deposits with clearing organizations, other current assets, accounts payable and accrued expenses, payable to users, securities loaned, and other current liabilities.

Receivables From Brokers, Dealers, and Clearing Organizations
Receivables from brokers, dealers, and clearing organizations include receivables from market makers for routing user orders for execution and other receivables from third-party brokers. These receivables are short term and settle within 30 days. We continually review the credit quality of our counterparties and have not experienced a default. As a result, we do not have an expectation of credit losses for these arrangements.
Receivables From Users, Net
Receivable from users, net is primarily made up of margin receivables. Margin receivables are adequately collateralized by users’ securities balances and are reported at their outstanding principal balance, net of an allowance for credit losses. We monitor margin levels and require users to deposit additional collateral, or reduce margin positions, to meet minimum collateral requirements and avoid automatic liquidation of their positions.
We apply the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for receivables from users. We have no expectation of credit losses for receivables from users that are fully secured, where the fair value of the collateral securing the balance is equal to or in excess of the receivable amount. This is based on our assessment of the nature of the collateral, potential future changes in collateral values, and historical credit loss information relating to fully secured receivables. In cases where the fair value of the collateral is less than the outstanding receivable balance from a user, we recognize an allowance for credit losses in the amount of the difference, or unsecured balance, immediately.
The provision for credit losses is recorded as operations expense on the consolidated statement of operations. We write-off unsecured balances when the balance becomes outstanding for over 180 days or when we otherwise deem the balance to be uncollectible.
Deposits With Clearing Organizations
We are required to maintain collateral deposits with clearing organizations such as Depository Trust & Clearing Corporation and Options Clearing Corporation which allow us to use their security transactions services for trade comparison, clearance, and settlement. The clearing organizations establish financial requirements, including deposit requirements, to reduce their risk. The required level of deposits may fluctuate significantly from time to time based upon the nature and size of users’ trading activity and market volatility. We earn interest on these deposits which is included as net interest revenues in the consolidated statements of operations. As we have not experienced historic defaults, we do not have an expectation of credit losses for these arrangements.
Fractional Share Program
We operate our fractional share program for the benefit of our users and maintain an inventory of securities held exclusively for the fractional share program. This proprietary inventory is recorded within other current assets on our consolidated balance sheets.
When a user purchases a fractional share, we record the cash received for the user-held fractional share as pledged collateral and an offsetting liability to repurchase the shares as we concluded that we did not meet the criteria for derecognition under the accounting guidance. We measure our inventory of securities, user-held fractional shares and our repurchase obligation at fair value at each reporting period via the election of the fair value option, with realized and unrealized gains and losses, which totaled $3.0 million and $11.5 million for the years ended December 31, 2020 and 2021, recorded in brokerage and transaction expenses in our consolidated statement of operations. We do not earn revenue from our users when they purchase or sell fractional shares from us. We earn transaction-based revenue when shares are purchased from market makers to fulfill fractional share transactions.
Other Current Assets
Other current assets primarily includes prepaid expenses, securities owned by us for the Robinhood Referral Program and fractional share program, and other receivables. We classify prepayments made under contracts as prepaid expenses and expense them over the contract terms. These prepaid expenses include items such as prepayments on insurance, cloud infrastructure service costs, and software subscriptions. As of December 31, 2020 and 2021, prepaid expenses included in other current assets were $28.6 million and $92.0 million.
Robinhood Referral Program
The stock rewarded under this program is a share or shares, selected randomly from our previously purchased inventory of settled shares held exclusively for this program, which are included in other current assets in our consolidated balance sheets. Each stock reward is assigned at the time the reward is earned and each share cannot be associated with more than one reward at a time. Our inventory of settled shares is initially recorded at cost and marked to fair market value at each reporting period. As the inventory of shares are held specifically for the referral program and not as investments of the Company, gains and losses from changes in the fair market value of the shares are recorded within marketing expense in our consolidated statement of operations until the reward is claimed. Shares are derecognized when they are claimed by the user and delivered to the users’ account.
We record an accrued liability within other current liabilities in our consolidated balance sheets at the time the bank account is linked with the expense recorded within marketing expense in our consolidated statement of operations. The liability is initially recorded at the fair market value of the assigned share or shares upon the reward being earned by the referred user (i.e., upon bank linkage) and marked to fair market value until claimed or reversed, with gains and losses also recorded within marketing expense. The liability is derecognized when the share is claimed by the user and delivered to the users’ account. If a user does not claim the stock reward within 60 days of being notified, such reward expires and the liability is reversed. We estimate the amount of unclaimed rewards expected at each reporting period, using historical trends and data, and adjust the accrued liability and marketing expense accordingly.
Property, Software, and Equipment
Property, software, and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the useful life of the asset, which is as follows:

Property, Software, and Equipment	Useful Life
Computer equipment	3 years
Fixture and furniture	7 years
Tenant improvements	Shorter of estimated useful life or lease term
Internally developed software	3 years
Repairs and maintenance that do not enhance or extend the asset’s function and/or useful life are charged to expenses as incurred. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.
Internally developed software is capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and payroll related costs for employees and fees paid to third-party consultants who are directly involved in development efforts. Capitalized costs are amortized over the estimated useful life of the software on a straight-line basis and included in technology and development in the consolidated statements of operations. We expense software development costs as they are incurred during the preliminary project stage.
Other Non-Current Assets
Other non-current assets primarily includes right-of-use assets, net of accumulation of amortization, and prepaid expenses, for contract terms longer than 12 months. As of December 31, 2020 and 2021, non-current prepaid expenses included in other non-current assets were $8.2 million and $43.6 million.
Leases
We elected to apply the short-term lease measurement and recognition practical expedient to our leases where applicable, thus leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date for each lease. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate because the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate that we would pay to borrow on a collateralized basis with similar terms and payments as the lease. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. Our lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. We include the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. We record the amortization of the right-of-use asset and the accretion of lease liability as rent expense and allocate it as overhead in the consolidated statements of operations.
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, “Business Combinations”. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 3 for further information.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to a quantitative assessment.

The quantitative assessment compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the book value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. See Note 4 for further information.
Intangible Assets, Net
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining estimated useful life of its intangible assets being amortized on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining period of amortization. See Note 4 for further information.
Payables to Users
Payables to users represent users’ funds on deposit, and/or funds accruing to users as a result of settled trades and other security related transactions.
Securities Borrowed and Loaned
Securities borrowed and loaned result from transactions with other brokers, dealers, or financial institutions. Securities borrowing transactions require us to deposit cash with the lender whereas securities lending transactions result in us receiving cash collateral, with both requiring cash in an amount generally in excess of the market value of the securities. We earn interest revenue on cash collateral deposited with us, and can earn or incur additional revenue or expense for lending certain securities based on demand for that security. Substantially all of our securities borrowing and loan transactions have an open contractual term and, upon notice by either party, may be terminated within three business days. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers, however we do not net securities lending transactions. We apply the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for securities borrowed receivables.
Loss Contingencies
We are subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. We are also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. We review our lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provide disclosures and record loss contingencies in accordance with the loss contingencies accounting guidance. We establish an accrual for losses at management’s best estimate when we assess that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. Accrual for loss contingencies are recorded in accounts payable and accrued expenses on the consolidated balance sheets and expensed in general and administrative expenses in our consolidated statements of operations. We monitor these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjust the amount as appropriate.
Cryptocurrencies

We act as an agent in the cryptocurrency transactions of our users. We have determined we are an agent because we do not control the cryptocurrency before delivery to the user, we are not primarily responsible for the delivery of cryptocurrency to our users, we are not exposed to risks arising from fluctuations of the market price of cryptocurrency before delivery to the customer, and we do not set the prices charged to users. After purchasing cryptocurrency on the platform, users are the legal owners of cryptocurrency held under custody by us and users have all the rights and benefits of ownership, including the rights to appreciation and depreciation of the cryptocurrency. Accordingly, the cryptocurrency we hold in custody on behalf of our users is not reflected on our consolidated balance sheets.
Income Taxes
Income tax expense is an estimate of current income taxes payable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carryforwards that we recognize for financial reporting and income tax purposes at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
We account for income taxes under the asset and liability method, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements, but have not been reflected in our taxable income. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe that they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including, but not limited to, historical cumulative loss experience and expectations of future earnings, tax planning strategies, and the carry-forward periods available for tax reporting purposes. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. We account for uncertain tax positions, including net interest and penalties, as a component of income tax expense or benefit. We make adjustments to these uncertain tax positions in accordance with applicable income tax guidance and based on changes in facts and circumstances. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact to our consolidated financial statements and operating results.
Reclassifications
Certain prior-year amounts have been reclassified to conform to the current year’s presentation. The impact of these reclassifications is immaterial to the presentation of the financials.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments, amends the accounting guidance for evaluating the classification of certain contracts in an entity’s own equity, and modifies the diluted earnings per share calculations for convertible instruments. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance effective January 1, 2021 using the full retrospective method. The adoption of the guidance did not have a material impact on our consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share, Debt—Modifications and Extinguishments, Compensation—Stock Compensation, and Derivatives and Hedging—Contracts in Entity’s Own Equity. The guidance clarifies modifications or exchanges of freestanding equity-classified written call options (e.g. warrants). The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance effective July 1, 2021. The adoption of the guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations. This guidance requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. The guidance is effective for fiscal years beginning after December 15, 2022 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new guidance on our consolidated financial statements.
NOTE 3: BUSINESS COMBINATIONS
On August 13, 2021, we acquired all outstanding stock of Say Technologies. New York-based Say Technologies, founded in 2017, is an investor communications and shareholder engagement platform. The acquisition of Say Technologies will allow us to empower retail investors to access their full ownership rights by facilitating proxy and issuer materials delivery and making shareholder voting on corporate matters easier.
The acquisition date fair value of the consideration transferred for Say Technologies was $132.8 million, which consisted of the following:

(in thousands)	Fair Value
Cash	$132,168
Share-based compensation awards attributable to pre-combination services	639
Total consideration	$132,807
We entered into holdback agreements with certain employees of Say Technologies for $11.1 million in cash payments, which are contingent upon the continuous service of the employees and treated as post-combination compensation expense over the required service period of three years. For employees of Say Technologies with unvested Say Technologies equity awards, we issued replacement awards whose aggregate estimated fair value was $6.3 million. See Note 12 for further information.
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

(in thousands)	Fair Value
Cash and cash equivalents	$15,412
Accounts receivable	1,704
Goodwill	92,951
Intangible assets	34,600
Other current assets	192
Accounts payable, accrued expenses and other current liabilities	(9,354)
Deferred tax liability	(2,698)
Net assets acquired	$132,807
The excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Say Technologies and anticipated operational synergies. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands, except years)	Fair Value	Useful Life
Developed technology	$22,000	3
Customer relationships	12,000	10
Trade names	600	3
Total	$34,600
The overall weighted average useful life of the identified amortizable intangible assets acquired is five years. The estimated fair values of the intangible assets acquired approximate the amounts a market participant would pay for these intangible assets as of August 13, 2021. We used the replacement cost method to estimate the fair value of developed technology and the relief from royalty method to estimate the fair value of trade names. A multi-period excess earnings method was used to estimate the fair value of customer relationships.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value.
During the fourth quarter of 2021, we recorded an immaterial measurement period adjustment to other non-current liabilities with a corresponding decrease to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition.
Results of operations of Say Technologies were included in our results since the date of acquisition and were not material for the year ended December 31, 2021. Pro forma results of operations for Say Technologies have not been presented as the effect of this acquisition was not material.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in thousands)	Carrying Amount
As of December 31, 2020	$—
Additions due to business combinations	100,521
As of December 31, 2021	$100,521
Substantially all of the additions related to the Say Technologies acquisition as disclosed in Note 3 and the remainder related to other immaterial business acquisitions. There was no impairment of goodwill during the year ended December 31, 2021. We had no goodwill as of December 31, 2020.
Intangible Assets
The components of intangible assets, net as of December 31, 2021 were as follows:

(in thousands, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$23,100	$(2,829)	$20,271	2.58
Customer relationships	12,000	(460)	11,540	9.62
Trade names	600	(76)	524	2.62
Domain names	163	(43)	120	11.63
Indefinite-lived intangible assets	1,652	—	1,652	N/A
Total	$37,515	$(3,408)	$34,107
As of December 31, 2021, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in thousands)	Intangible Assets
2022	$9,104
2023	9,104
2024	6,218
2025	1,210
2026	1,210
Thereafter	5,609
Total	$32,455
Amortization expense of intangible assets was $3.4 million for the year ended December 31, 2021. There was no impairment of intangible assets during the year ended December 31, 2021.

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Year ended December 31,
(in thousands)	2019	2020	2021
Transaction-based revenues:
Options	$110,656	$440,070	$688,899
Cryptocurrencies	9,487	26,708	419,382
Equities	50,688	251,200	287,734
Other	—	2,155	6,335
Total transaction-based revenues	170,831	720,133	1,402,350

Net interest revenues:
Securities lending	6,380	98,165	137,153
Margin interest	19,104	66,781	131,823
Interest on segregated cash and securities	36,281	13,401	4,023
Other interest revenue	9,865	3,972	4,181
Interest expenses related to credit facilities	(991)	(4,882)	(20,218)
Total net interest revenues	70,639	177,437	256,962

Other revenues	36,063	61,263	155,831

Total net revenues	$277,533	$958,833	$1,815,143
Contract Balances
Contract receivables are recognized when we have an unconditional right to invoice and receive payment under a contract and are derecognized when cash is received. Transaction-based revenue receivables due from market makers are reported in receivables from brokers, dealers, and clearing organizations while other revenue receivables due from our relationship with a third-party investor communications company are reported in other current assets on the consolidated balance sheets.
The table below sets forth contract receivables balances for the periods indicated:

	December 31,
(in thousands)	2020	2021
Beginning of the period	$20,577	$111,871
End of the period	111,871	83,207
Increase (decrease) in contract receivables during the period	$91,294	$(28,664)
The increase between the beginning and ending balance of our contract receivables for the year ended December 31, 2020 primarily results from the growth of our business over the period. The decrease for the year ended December 31, 2021 primarily results from lower transaction-based revenues for equities and options for the month of December 2021 as compared to the month of December 2020.

Timing differences between our performance and counterparties’ payments also contributed to the change during the periods presented.
Contract liabilities consist of unearned subscription revenue, are recognized when users remit contractual cash payments in advance of the time we satisfy our performance obligations under the contract, and are recorded as other current liabilities on the consolidated balance sheets.
The table below sets forth contract liabilities balances for the period indicated:

	December 31,
(in thousands)	2020	2021
Beginning of the period	$954	$2,060
End of the period	2,060	3,211
Increase in contract liabilities during the period	$1,106	$1,151
We recognized all revenue from amounts included in the opening contract liabilities balances in the years ended December 31, 2020 and 2021. The difference between the beginning and ending balance of our contract liability balances primarily results from the increase in subscription users and the timing difference between our performance and payments from the users.
NOTE 6: ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the allowance for credit losses, which primarily relate to unsecured balances of receivables from Fraudulent Deposit Transactions and losses on margin borrowings, for the periods indicated:

	Year ended December 31,
(in thousands)	2019	2020	2021
Beginning balance	$6,013	$17,122	$34,092
Provision for credit losses	11,109	59,134	78,337
Write-offs	—	(42,164)	(72,213)
Ending balance	$17,122	$34,092	$40,216
During the years ended December 31, 2019, 2020, and 2021, the provision for credit losses related to unsecured balances of receivables from users was $11.1 million, $58.0 million and $77.1 million while the remaining balances were related to other receivables. As of December 31, 2019, 2020, and 2021, the ending allowance for credit losses related to unsecured balances of receivables from users was $17.1 million, $33.5 million, and $38.4 million while the remaining balances were related to other receivables.
During the year ended December 31, 2020, we implemented our policy to write-off unsecured balances when the balance becomes outstanding for over 180 days or when we otherwise deem the balance to be uncollectible. Previously, we did not have sufficient historical information to provide a reasonable basis upon which to write off balances.
NOTE 7: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
We invest in marketable debt securities which are classified as available-for-sale. We elected the fair value option on our available-for-sale debt securities and carry them at fair value with adjustments to fair value presented in other expense (income), net in our consolidated statements of operations. Investments on the consolidated balance sheet consisted of the following:

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$5,082	$—	$(4)	$5,078
Commercial paper	13,717	—	—	13,717
Corporate bonds	7,392	—	(8)	7,384
Government bonds	1,012	—	(2)	1,010
Total investments	$27,203	$—	$(14)	$27,189
We did not hold any investments as of December 31, 2020. All of our debt securities as of December 31, 2021 had a stated contractual maturity or redemption date within one year.
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our consolidated balance sheets as follows:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,026,034	$—	$—	$1,026,034
Cash and securities segregated under federal and other regulations:
U.S. Treasury securities	134,994	—	—	134,994
User-held fractional shares	802,483	—	—	802,483
Other current assets:
Equity securities - securities owned	3,222	—	—	3,222
Total financial assets	$1,966,733	$—	$—	$1,966,733

Liabilities
Accounts payable and accrued expenses:
Equity securities - referral program liability	$695	$—	$—	$695
Fractional share repurchase obligations	802,483	—	—	802,483
Total financial liabilities	$803,178	$—	$—	$803,178

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$4,003,552	$—	$—	$4,003,552
Investments:
Asset-backed securities	—	5,078	—	5,078
Commercial paper	—	13,717	—	13,717
Corporate bonds	—	7,384	—	7,384
Government bonds	1,010	—	—	1,010
User-held fractional shares	1,834,479	—	—	1,834,479
Other current assets:
Equity securities - securities owned	13,611	—	—	13,611
Total financial assets	$5,852,652	$26,179	$—	$5,878,831

Liabilities
Accounts payable and accrued expenses:
Equity securities - referral program liability	$97	$—	$—	$97
Fractional shares repurchase obligations	1,834,479	—	—	1,834,479
Total financial liabilities	$1,834,576	$—	$—	$1,834,576
During the year ended December 31, 2021, we did not have any transfers in or out of Level 3 assets or liabilities.
Convertible Notes and Warrant Liability
In February 2021, we issued two tranches of convertible notes (the “convertible notes”) and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (the “warrant liability”). We elected the fair value option for both tranches of the convertible notes as we believe it best reflects their underlying economics. Under the fair value option, the convertible notes were initially measured at their issuance date estimated fair value and subsequently remeasured at their estimated fair value at the end of each reporting period. Upon the closing of the IPO, all of our outstanding convertible notes and warrants were reclassified from liability to equity. See Note 11 for further information.
For the year ended December 31, 2021, we recorded expense due to changes in fair value of $1.92 billion for the convertible notes in our consolidated statements of operations, none of which was attributable to the change in the instrument-specific credit risk. We have elected to present the component related to accrued interest in the change in fair value of convertible notes and warrant liability.
For the year ended December 31, 2021, due to changes in fair value, we recorded $127.1 million for the warrant liability in our consolidated statements of operations.

The following table sets forth a summary of the changes in the estimated fair value of our convertible notes and warrant liability:

(in thousands)	Convertible notes	Warrant liability
Beginning of period, January 1, 2021	$—	$—
Issued during the period	3,299,031	252,944
Change in fair value	1,918,565	127,092
Reclassifications to equity	(5,217,596)	(380,036)
End of period, December 31, 2021	$—	$—
NOTE 8: INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Year ended December 31,
(in thousands)	2019	2020	2021
Domestic	$(104,690)	$14,773	$(3,685,936)
Foreign	(2,897)	(943)	1,504
Income (loss) before income taxes	$(107,587)	$13,830	$(3,684,432)
The components of the provision for (benefit from) income taxes were as follows:

	Year ended December 31,
(in thousands)	2019	2020	2021
Current:
Federal	$(58)	$2,780	$(249)
State	(295)	3,801	4,990
Foreign	—	—	—
Total current tax expense (benefit)	(353)	6,581	4,741
Deferred:
Federal	—	—	(1,084)
State	—	—	(1,525)
Foreign	(665)	(200)	(132)
Total deferred tax expense (benefit)	(665)	(200)	(2,741)
Total provision for (benefit from) income taxes	$(1,018)	$6,381	$2,000
The reconciliation of federal statutory income tax to our provision for (benefit from) income taxes was as follows:

	Year ended December 31,
(in thousands)	2019	2020	2021
Federal tax benefit at statutory rate	$(22,593)	$2,905	$(773,731)
State tax benefit, net of federal benefit	(5,491)	(862)	(131,494)
Foreign rate differential	(57)	(2)	(448)
Share-based compensation	(1,221)	(2,654)	17,338
Tender offer compensation	4,229	3,607	1,640
Research and development credits	(2,104)	(10,489)	(48,111)
Non-deductible regulatory settlements	—	21,000	10,920
Non-deductible change in convertible notes and warrant	—	—	429,588
Permanent differences	—	526	322
Other	905	52	367
Change in valuation allowance	25,314	(7,702)	495,609
Total provision for (benefit from) income taxes	$(1,018)	$6,381	$2,000
Significant components of our deferred tax assets and liabilities consist of the following:

	Year ended December 31,
(in thousands)	2020	2021
Deferred tax assets:
Accruals and other liabilities	14,849	$24,319
Lease liabilities	13,794	39,909
Tax credit carryforwards	9,058	81,457
Net operating loss carryforwards	3,141	251,202
Share-based compensation	3,123	134,723
Other	3,386	21,411
Total deferred tax assets	47,351	553,021
Deferred tax liabilities:
Right of use assets	(12,551)	(34,182)
Depreciation and amortization	(6,965)	(22,977)
Total deferred tax liabilities	(19,516)	(57,159)
Valuation allowance	(26,909)	(494,902)
Net deferred tax assets	$926	$960
The following is a reconciliation of the beginning and ending amount of the deferred tax asset valuation allowance:

	Year ended December 31,
(in thousands)	2019	2020	2021
Balance at beginning of period	$9,631	$35,207	$26,909
Charged/(credited) to net income	25,576	(8,298)	470,691
Charges utilized/(write-offs)	—	—	(2,698)
Balance at end of period	$35,207	$26,909	$494,902
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable.

Based on all available evidence for the year ending December 31, 2021, we believe it is more likely than not that the tax benefits of the remaining U.S. federal and state net deferred tax assets may not be realized, and accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $468.0 million for the year ended December 31, 2021.
As of December 31, 2021, we have $944.3 million of U.S. federal, $823.9 million of state, and $5.1 million of non-U.S. net operating loss carryforwards available to reduce future taxable income. Of the U.S. federal net operating loss carryforwards, $1.0 million will begin to expire in 2037 and the $943.3 million will carryforward indefinitely. Our state net operating losses begin to expire in 2022, while our non-U.S. net operating losses do not expire. We have U.S. federal tax credit carryforwards of $80.8 million that will begin to expire in 2040, if not utilized, and state tax credit carryforwards of $2.2 million that will begin to expire in 2026 and $52.4 million that do not expire.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
We had unrecognized tax benefits of approximately $7.4 million and $46.2 million as of December 31, 2020 and 2021. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. We record interest and penalties related to unrecognized tax benefits in income tax expenses. There were no interest or penalties during the years ended December 31, 2020 and 2021.
The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2020	2021
Unrecognized benefit - beginning of period	$2,177	$7,420
Gross increases - current year tax positions	4,395	37,879
Gross increases - prior year tax positions	848	909
Unrecognized benefit - end of period	$7,420	$46,208
We file in U.S. federal, various state, and foreign jurisdictions. The tax years from 2013 remain open to examination by the U.S. federal and state authorities, due to carryover of unused net operating losses and tax credits. The tax years from 2018 remain open for the most significant foreign jurisdiction.

NOTE 9: PROPERTY, SOFTWARE, AND EQUIPMENT, NET
Property, software, and equipment are presented net of accumulated depreciation and amortization and summarized as follows:

	Year ended December 31,
(in thousands)	2020	2021
Tenant improvements	$18,945	$64,313
Internally developed software	16,992	31,142
Computer equipment	9,203	23,731
Furniture and fixtures	8,024	21,927
Construction in progress	9,756	44,343
Total	62,920	185,456
Less: accumulated depreciation and amortization	(17,086)	(39,037)
Property, software, and equipment, net	$45,834	$146,419
Depreciation expense of property and equipment was $2.1 million, $5.7 million, and $15.3 million for the years ended December 31, 2019, 2020, and 2021.
Amortization expense of internally developed software was $3.3 million, $4.2 million, and $6.8 million for the years ended December 31, 2019, 2020, and 2021.
NOTE 10: OFFSETTING ASSETS AND LIABILITIES
Certain financial instruments are eligible for offset on our consolidated balance sheets under GAAP. Our securities borrowing and lending agreements are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Our policy is to recognize amounts subject to master netting arrangements on a gross basis on the consolidated balance sheets. Substantially all securities borrowing and lending agreements have an open contractual term and may be terminated upon notice by either party except for one of these agreements, which has a contractual term of 30 days with a daily minimum commitment of $25 million.

Our assets and liabilities subject to master netting arrangements are as follows:

	December 31,
(in thousands)	2020	2021
Assets	Securities borrowed
Gross amount of securities borrowed	$372	$345
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets(1)	372	345
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	372	345
Security collateral received	(361)	(329)
Net amount	$11	$16

Liabilities	Securities loaned
Gross amount of securities loaned	$1,921,118	$3,651,035
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	1,921,118	3,651,035
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	1,921,118	3,651,035
Security collateral pledged	(1,787,819)	(3,426,766)
Net amount	$133,299	$224,269
________________
(1)Securities borrowed are included in receivables from brokers, dealers, and clearing organizations on the consolidated balance sheets.
We also obtain securities under margin agreements on terms which permit us to pledge and/or transfer securities to others. As of December 31, 2020 and 2021, we were permitted to re-pledge securities with a fair value of $4.63 billion and $9.21 billion under the margin agreements and $0.4 million and $0.3 million under the securities lending agreements. As of December 31, 2021, we re-pledged $220.1 million of the permitted amount with clearing organizations to meet deposit requirements.
NOTE 11: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
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
In October 2019, we entered into a $200.0 million committed and unsecured revolving line of credit with a syndicate of banks maturing in October 2023 (the “October 2019 Credit Facility”). In October 2020,

we amended the October 2019 Credit Facility and, among other things, increased the aggregate committed and unsecured revolving line of credit amount to $600.0 million with a maturity date of October 29, 2024. In April 2021, we further increased the aggregate credit amount available under the October 2019 Credit Facility to $625.0 million. Loans under the October 2019 Credit Facility bear interest, at our option, at a per annum rate of either (a) the Eurodollar Rate plus 1.00% or (b) the Alternative Base Rate. The Eurodollar Rate is equal to the Eurodollar Base Rate, which is derived from London Interbank Offered Rate (“LIBOR”), multiplied by the Statutory Reserve Rate at the applicable time. The Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Eurodollar Rate at such time for a one month interest period plus 1.00%. If LIBOR is unavailable or if we and the administrative agent elect, the Eurodollar Rate will be replaced by a rate calculated with reference to the Secured Overnight Financing Rate as set forth in the October 2019 Credit Facility agreement or an alternate benchmark rate selected by us and the administrative agent. There were no outstanding borrowings under the October 2019 Credit Facility at December 31, 2020 and 2021. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility quarterly in arrears.
In April 2021, we entered into a $2.18 billion committed and secured revolving line of credit, subject to certain borrowing base limitations, with a maturity date of April 15, 2022 (the “April 2021 Credit Facility”). Borrowings from the April 2021 Credit Facility must be specified to be Tranche A, Tranche B, Tranche C, or a combination thereof. Tranche A loans are secured by users’ securities purchased on margin and are used primarily to finance margin loans. Tranche B loans are secured by the right to the return from NSCC Margin Deposits and cash and property in a designated collateral account and used for the purpose of satisfying NSCC Deposit Requirements. Tranche C loans are secured by the right to the return of eligible funds from any reserve account of Robinhood and cash and property in a designated collateral account and used for the purpose of satisfying reserve requirements under Rule 15c3-3 of the Exchange Act. Interest for this line of credit is determined at the time a loan is initiated and the applicable interest rate is calculated as a per annum rate equal to 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans, plus the Short-Term Funding Rate at the applicable time. The Short-Term Funding Rate is equal to the greatest of (i) the Eurodollar Rate for a one month interest period on such day, which equals to the Eurodollar Base Rate that is derived from LIBOR, multiplied by the Statutory Reserve Rate at the applicable time, (ii) the Federal Funds Effective Rate, and (iii) the Overnight Bank Funding Rate in effect on such day. There were no outstanding borrowings under the April 2021 Credit Facility at December 31, 2021. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.50% on any unused amount of the April 2021 Credit Facility quarterly in arrears.
All of the agreements for the September 2019 Credit Facility, October 2019 Credit Facility, and April 2021 Credit Facility contain customary covenants restricting our ability to incur debt, incur liens, and undergo certain fundamental changes. We were in compliance with all covenants under these facilities as of December 31, 2020 and 2021, as applicable.
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
NOTE 12: MEZZANINE EQUITY, COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
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
Immediately prior to our IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our Class A common stock on a one-to-one basis and their carrying value of $2.18 billion was reclassified into stockholders' equity. As such, there were no shares of redeemable convertible preferred stock authorized or issued and outstanding as of December 31, 2021.
Preferred Stock
Pursuant to our Charter, our board of directors may issue shares of our preferred stock in one or more series and, subject to the applicable law of the State of Delaware, our board of directors may set the powers, rights, preferences, qualifications, limitations and restrictions of such preferred stock. As of December 31, 2021, no terms of the preferred stock were designated, and no shares of preferred stock were outstanding.
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
Conversion of Class B Common Stock
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. All Class B common stock will automatically convert (as a class) into Class A common stock upon the earliest of (i) the date and time specified by the affirmative vote of the holders of at least 80% of the then-outstanding shares of Class B common stock, voting separately as a class, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the number of then-outstanding shares of Class B common stock represents less than 5% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that (A) each founder is no longer providing services to our Company as an officer, employee, or consultant and (B) each founder is not a director of our Company as a result of a voluntary resignation by such founder from our board of directors or as a result of a written request or agreement by such founder not to be renominated as a director of our Company at an annual or special meeting of stockholders, (iv) nine months after the death or total disability of both founders (subject to a delay of up to 18 months as may be approved by a majority of our independent directors), or (v) August 2, 2036, the date that is 15 years from the completion of our IPO (the “Final Conversion Date”).
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
Warrants
As of December 31, 2021, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031. The warrants can be exercised with cash or net shares settled at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $379.8 million. No warrants were exercised during 2021.
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
2021 Omnibus Incentive Plan
In June 2021, our board of directors and our stockholders approved and adopted our 2021 Omnibus Incentive Plan (the “2021 Plan”). Our 2021 Plan became effective on July 27, 2021, immediately prior to the date on which the SEC declared effective our IPO registration statement, for which the final prospectus was dated July 28, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on July 30, 2021 (the “IPO Prospectus”). Our 2021 Plan provides for the grant of share-based awards (such as options, including ISOs and NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards.
The aggregate number of shares available for grant under the 2021 Plan was equal to approximately 14% of the number of shares of our common stock (of all classes) outstanding immediately upon the closing of the IPO. Thereafter, any shares subject to awards under the 2013 Plan, the 2020 Plan, or the 2021 Plan that expire or terminate or are forfeited to or repurchased or withheld for taxes by the Company will again become available under the 2021 Plan. In addition, the number of shares available under the 2021 Plan will automatically increase on the first day of each calendar year beginning on January 1, 2022 and ending with (and including) January 1, 2031. Such annual increase will be equal to the lesser of (i) 5% of the outstanding shares of all classes of our common stock on the last day of the immediately preceding calendar year and (ii) such number of shares determined by our board of directors.
As of December 31, 2021, an aggregate of 316.7 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan since inception, of which 71.0 million shares had been issued under the plans since inception, 122.9 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 122.8 million shares remained available for new grants under the 2021 Plan. On January 1, 2022, an additional 43.2 million shares became available for grant under the 2021 Plan pursuant to its annual evergreen feature.
Stock Option Activity
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in thousands)
Balance at December 31, 2020	21,543,828	$2.19	6.52	$304,590
Granted during the period	—	—
Exercised during the period	(6,706,616)	2.06
Cancelled and forfeited during the period	(309,744)	4.52
Balance at December 31, 2021	14,527,468	$2.20	5.37	$226,000
Options vested and expected to vest at December 31, 2021	14,527,468	$2.20	5.37	$226,000
Options exercisable at December 31, 2021	13,521,686	$1.87	5.23	$214,813
The weighted-average grant date fair value of options granted during the years ended December 31, 2019 and 2020 was $2.31 and $3.64. No options were granted during 2021. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2020	2021
Dividend yield	0%	0%	N/A
Risk-free interest rate	2.29%	0.61%	N/A
Expected volatility	31.20%	36.69%	N/A
Expected term (years)	6.03	6.04	N/A
The total intrinsic value of options exercised during 2019, 2020, and 2021 was $29.0 million, $45.0 million, and $178.7 million. The total grant-date fair value of options that vested for each of the periods presented was immaterial.
Time-Based RSUs
We have granted Time-Based RSUs that vest upon the satisfaction of a time-based service condition. The awards become eligible to vest based on continuous employment by each recipient through the vesting date, which is considered a service condition. Prior to our IPO, our outstanding Time-Based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, namely the occurrence of a liquidity event, such as the IPO. The following table summarizes the activity related to our Time-Based RSUs for the year ended December 31, 2021:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2020	47,711,649	$10.84
Granted in acquisitions (1)	124,934	50.63
Granted (other than in acquisitions)	33,044,671	38.26
Vested	(27,881,049)	19.57
Forfeited	(3,572,135)	23.36
Unvested at December 31, 2021	49,428,070	$31.78
_______________
(1)Represents replacement RSUs granted in connection with our acquisition of Say Technologies. Per the terms of the merger agreement with Say Technologies, certain unvested outstanding RSUs held by Say Technologies employees were canceled and replaced with RSUs under our 2021 Plan.

The fair value of Time-Based RSUs that vested on the IPO date was $780.7 million. The fair value of all other Time-Based RSUs that vested during 2021 was $273.5 million as of the respective vesting dates. No Time-Based RSUs vested during 2020 or 2019.
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
A total of approximately 5.6 million of the 2019 Market-Based RSUs became Eligible 2019 Market-Based RSUs in connection with our IPO. Of these, a total of 4.0 million vested immediately upon our IPO and the remainder will be subject to vesting in equal installments on each August 1, November 1, February 1, and May 1 through August 1, 2024.
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
In May 2021, we granted 35.5 million additional market-based RSUs to Mr. Tenev and Mr. Bhatt (the “2021 Market-Based RSUs” and together with the 2019 Market-Based RSUs, “Market-Based RSUs”) with a weighted-average grant date fair value of $22.68 per RSU. These awards vest based on (i) achievement of share price targets, considered a market condition, over a period of 8 years from issuance (4.5 million will vest upon achievement of each of the $120 and $150 share price targets, and 5.3 million will vest upon achievement of each of the $180, $210, $240, $270, and $300 share price targets, in each case, measured using the average of the volume weighted average trading price for each trading day during any 60 consecutive trading days), and (ii) continuous employment by each recipient through the vesting date, which is considered a service condition. We estimated the grant date fair value of the 2021 Market-Based RSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the price targets might not be satisfied. If the price targets are met sooner than the derived service period, we will adjust our share-

based compensation expense to reflect the cumulative expense associated with the vested award. As of December 31, 2021, none of the 2021 Market-Based RSUs had vested based on share price targets.
The following table summarizes the activity related to our Market-Based RSUs for the year ended December 31, 2021:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2020	27,663,658	$0.29
Granted	35,520,000	22.68
Vested	(4,264,814)	2.34
Forfeited	—	—
Unvested at December 31, 2021	58,918,844	$23.50
The fair value of Market-Based RSUs that vested on the IPO date was $153.3 million. The fair value of all other Market-Based RSUs that vested during 2021 was $8.1 million as of the respective vesting dates. No Market-Based RSUs vested during 2020 or 2019.
2021 Employee Share Purchase Plan
In June 2021, our board of directors and our stockholders approved and adopted the 2021 Employee Share Purchase Plan (the “ESPP”). Our ESPP became effective on July 27, 2021, immediately prior to the effective date of the IPO Prospectus. The purpose of the ESPP is to enable eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation up to the statutory maximum. The first ESPP purchase occurred in November 2021, and subsequent purchases will occur in May and November each year. The purchase price is equal to 85% of the fair market value of a share of our common stock on the first date of an offering or the date of purchase, whichever is lower. The ESPP has an automatic rollover feature, whereby employees begin a new 12-month offering period if the fair value of the Company’s common stock on a purchase date is less than that on the original offering date.
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
In November 2021, 0.3 million shares were purchased under the ESPP at a weighted-average price of $24.64. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model. As of December 31, 2021, approximately 16.7 million shares remained available for issuance under the ESPP. On January 1, 2022, an additional 8.6 million shares became authorized for issuance under the ESPP pursuant to its annual evergreen feature.

Share-Based Compensation
The following table presents share-based compensation in our consolidated statements of operations for the periods indicated:

	Year ended December 31,
(in thousands)	2019	2020	2021
Brokerage and transaction	$427	$227	$7,527
Technology and development	9,499	18,024	609,307
Operations	139	61	20,261
Marketing	85	613	49,731
General and administrative	16,517	5,405	885,427
Total	$26,667	$24,330	$1,572,253
Included in the table above, we recorded share-based compensation expense of $1.05 billion related to Time-Based RSUs, $501.2 million related to Market-Based RSUs, and $5.9 million related to the ESPP for the year ended December 31, 2021. No share-based compensation was recorded in 2019 or 2020 related to Time-Based RSUs, Market-Based RSUs, or the ESPP. The tax benefits recognized in the consolidated statements of operations for share-based compensation were not material during the years ended December 31, 2019, 2020, and 2021.
We capitalized share-based compensation expense related to internally developed software of $0.7 million, $0.6 million, and $34.8 million for years 2019, 2020, and 2021.
In the year ended December 31, 2019, subsequent to the sale of our Series E redeemable convertible preferred stock, certain employees sold shares of common stock to new and existing stockholders in a tender offer (the “2019 Tender Offer”). The 2019 Tender closed on September 9, 2019, when existing employees sold 5.4 million shares of our common stock for an aggregate purchase price of $67.6 million. As the share price paid in the 2019 Tender was in excess of fair value and a portion of the purchasers were existing stockholders, we recorded share-based compensation expense of $18.7 million for the year ended December 31, 2019.
In the year ended December 31, 2020, subsequent to the sale of our Series G redeemable convertible preferred stock, certain employees sold shares of common stock to new and existing stockholders in a tender offer (the “2020 Tender Offer”). The 2020 Tender closed on November 13, 2020, when existing employees sold 1.4 million shares of our common stock for an aggregate purchase price of $21.5 million. With the 2020 Tender Offer, we believe that we had established a pattern of cash settlement of immature shares and stock options only during a very discrete set of circumstances in which we opened a tender offer in conjunction with a preferred stock financing. As such, during the 2020 Tender Offer period, we recorded a liability equal to the fair value of the maximum number of options representing immature shares that could have been redeemed in the tender offer. To the extent that this liability exceeded amounts previously recognized in equity, the excess was recognized as additional share-based compensation expense. Following the closing of the 2020 Tender Offer, the remaining liability of $18.6 million was reclassified to additional paid-in capital. We recorded share-based compensation expense of $17.2 million in connection with this tender offer in the year ended December 31, 2020.
In March 2021, we modified certain Time-Based RSUs of approximately 500 employees to remove the one-year vesting cliff, considered to be an improbable to improbable modification. The modified RSUs were revalued at the modification date, and the modified grant date fair value of the awards of $39.75 per share was used to calculate share-based compensation expense.
As of December 31, 2021, there was $1.91 billion of unrecognized share-based compensation expense that is expected to be recognized over a weighted-average period of 2.49 years. Scheduled vesting for awards outstanding as of December 31, 2021, is as follows:

(in thousands, except for number of shares)
	Number of Shares(1)	Expense
2022	19,332,903	$861,709
2023	15,860,370	537,829
2024	11,864,093	324,060
2025	3,880,099	166,052
2026	—	20,675
Total	50,937,465	$1,910,325
(1) Excludes future ESPP shares and Market-Based RSUs for which the share price target has not been met as we cannot forecast the vesting of these shares.
The above schedule excludes an estimate for forfeitures, which are recognized as they occur, and future equity grants.
NOTE 13: NET INCOME (LOSS) PER SHARE
We present net income (loss) per share using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income (loss) per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following table presents the calculation of basic and diluted income (loss) per share:

(in thousands, except per share data)	Year ended December 31,
	2019	2020	2021
Net income (loss)	$(106,569)	$7,449	$(3,686,432)
Less: allocation of earnings to participating securities	—	4,601	—
Net income (loss) attributable to common stockholders	$(106,569)	$2,848	$(3,686,432)

Weighted-average common stock outstanding - basic	221,664,610	225,748,355	492,381,190
Dilutive effect of stock options and unvested shares	—	19,249,033	—
Weighted-average common stock outstanding - diluted	221,664,610	244,997,388	492,381,190

Net income (loss) per share attributable to common stockholders:
Basic	$(0.48)	$0.01	$(7.49)
Diluted	$(0.48)	$0.01	$(7.49)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Year ended December 31,
	2019	2020	2021
Redeemable convertible preferred stock	321,626,778	412,742,897	—
RSUs	51,687,872	75,375,307	108,359,188
Stock options	27,613,830	60,082	14,527,468
Unvested shares	749,943	8,423	15,126
Warrants	—	—	14,278,034
ESPP shares	—	—	246,179
Total anti-dilutive securities	401,678,423	488,186,709	137,425,995
NOTE 14: RELATED PARTY TRANSACTIONS
Related party transactions may include any transaction between entities under common control or with a related party. We have defined related parties as members of our board of directors, executive officers, principal owners of our outstanding stock, and any immediate family members of each such related party, as well as any other person or entity with significant influence over our management or operations and any other affiliates.
In February 2021, we issued two tranches of convertible notes and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities, see Note 11 for further information. Two of the Tranche I investors were related parties prior to the completion of our IPO. Their respective aggregate outstanding principal and accrued interest of their convertible notes automatically converted into shares of Class A common stock upon the closing of our IPO. $2.0 billion of the gross proceeds received from the issuance was contributed to RHS in February 2021. Pursuant to the SEC Uniform Net Capital Rule, capital contributed to RHS is included in its net capital calculation and may not be withdrawn for one year from the time of contribution. This restriction lapsed in February 2022, however, no capital has been returned to the parent company as of the date of filing this Annual Report.
NOTE 15: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park and our office in New York City. Our leases have remaining terms of 1 to 11 years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases.
As of December 31, 2020 and 2021, we had $49.2 million and $129.4 million of operating right-of-use assets included as non-current assets and $54.1 million and $151.1 million of operating lease liabilities: $6.1 million and $22.4 million included as other current liabilities and $48.0 million and $128.7 million as other non-current liabilities on the consolidated balance sheets.
As of December 31, 2021, we have an executed operating lease that had not yet commenced for office facilities that is expected to be commenced in the first quarter of 2022. Under the terms of the lease, we will have the right to construct tenant improvements to the underlying asset upon commencement.

The components of lease expense were as follows:

	Year ended December 31,
(in thousands)	2019	2020	2021
Fixed operating lease expenses	$5,422	$11,420	$23,750
Variable operating lease expenses	1,078	3,009	5,376
Short-term lease expenses	1,188	1,222	1,428
Total lease expenses	$7,688	$15,651	$30,554
Fixed operating lease expenses primarily consist of monthly base rent amounts due. Variable operating lease expenses are primarily related to payments made to our landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Other information related to our operating leases was as follows:

	December 31,
	2020	2021
Weighted-average remaining lease term	5.41 years	7.29 years
Weighted-average discount rate	7.02%	6.27%
Cash flows related to leases were as follows:

	Year ended December 31,
(in thousands)	2019	2020	2021
Operating cash flows:
Payments for operating lease liabilities	$4,755	$12,781	$6,047
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$14,816	$25,958	$96,555
Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of December 31, 2021 are as follows:

(in thousands)
2022	$32,646
2023	34,821
2024	33,355
2025	32,436
2026	23,724
Thereafter	102,000
Total undiscounted lease payments	258,982
Less: imputed interest	(42,046)
Less: lease incentives	(12,682)
Less: leases executed but not yet commenced	(53,185)
Total lease liabilities	$151,069

NOTE 16: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. Amounts accrued for contingencies in the aggregate were $57.6 million and $84.8 million as of December 31, 2020 and 2021. In our opinion, an adequate accrual had been made as of December 31, 2021 to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages. Damages may include, in some cases, punitive damages. Compliance and trading problems that are reported to federal and state regulators, exchanges, or other SROs by dissatisfied users are investigated by such regulatory bodies, and, if pursued by such regulatory bodies or such users, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.
Like other brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in arbitrations and administrative proceedings. The outcomes of these matters are inherently uncertain and some may result in adverse judgments or awards, including penalties, injunctions, or other relief, and we may also determine to settle a matter because of the uncertainty and risks of litigation.
With respect to matters discussed below for which no accrual has been made or which have a potential loss in excess of amounts accrued, we believe, based on current knowledge, that any losses or ranges of losses (in excess of amounts accrued, if applicable) as of December 31, 2021 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Matters
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice.

March 2020 Outages
A consolidated putative class action lawsuit relating to service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”) is pending in the United States District Court for the Northern District of California. The lawsuit generally alleges that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and we failed to implement appropriate backup systems. The lawsuit includes, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuit generally seeks damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. Plaintiffs’ motion for class certification, which we oppose, and our motion for summary judgment in favor of Robinhood are currently pending.
In September 2021, approximately 400 jointly-represented customers initiated an arbitration of individual claims against us arising out of the March 2020 Outages and other alleged system outages. Robinhood is contesting the claims, and a hearing has been scheduled for September 2022.
Options Trading and Related Customer Communications and Displays
The SEC’s Examinations Division conducted an examination and identified deficiencies, to which RHF responded, with respect to account takeovers, identity theft in connection with new account opening, processes for approving or rejecting certain accounts for options trading, and customer support response times. Certain state regulatory authorities are conducting investigations regarding RHF’s options trading and related customer communications and displays and options trading approval process. RHF is cooperating with the regulators’ requests. FINRA also conducted an investigation and reached a settlement, described below, with RHF regarding the same options trading issues.
FINRA Multi-Matter Settlement
On June 30, 2021, RHF resolved with FINRA, on a no admit, no deny basis, certain investigations and examinations, including investigations into systems outages, RHF’s options product offering, and margin-related communications with customers, among others. The resolution did not address all the matters FINRA is investigating, including those relating to the Early 2021 Trading Restrictions (as defined below), account takeovers and anti-money laundering issues, RHS’s fractional share trade reporting, customer support procedures, or customer arbitration agreements. RHF and RHS have continued to cooperate with FINRA on these matters. The resolution involved the following components: (i) charges of violations of FINRA rules; (ii) a fine of $57.0 million; (iii) customer restitution of approximately $12.6 million; (iv) a censure; and (v) engagement of an independent consultant. In July 2021, we paid the $57.0 million penalty in cash. As of December 31, 2021, we had paid all of the customer restitution.
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

Additionally, in April 2021, the California Attorney General’s Office issued an investigative subpoena to RHC, seeking documents and answers to interrogatories about RHC’s trading platform, business and operations, application of California’s commodities regulations to RHC, and other matters. RHC is cooperating with this investigation. We cannot predict the outcome of this investigation or any consequences that might result from it.
Account Takeovers
In November 2020, FINRA Enforcement commenced an investigation into RHF concerning account takeovers, or circumstances under which an unauthorized actor successfully logs into a customer account, as well as anti-money laundering and cybersecurity issues. Since February 2021, RHF has received requests for documents and information from the SEC’s Enforcement Division in connection with its investigation into account takeovers and, more recently, suspicious activity report filings and issues related to the Electronic Funds Transfer Act. Additionally, state regulators, including the New York Attorney General’s Office, have opened inquiries into RHM, RHF, and RHC related to account takeovers. We are cooperating with these investigations and inquiries. The SEC’s Examinations Division also conducted an examination and identified deficiencies, to which RHF responded, with respect to, among other things, account takeovers and identity theft in connection with new account opening.
In January 2021, Siddharth Mehta filed a putative class action in California state court against RHF and RHS, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiff generally alleges that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seek monetary damages and injunctive relief. The matter is currently in the discovery stage.
Massachusetts Securities Division Matter
In December 2020, the Enforcement Section of the Massachusetts Securities Division (“MSD”) filed an administrative complaint against RHF, which stems from an investigation initiated by the MSD in July 2020. The complaint alleges three counts of Massachusetts securities law violations regarding alleged unethical and dishonest conduct or practices, failure to supervise, and failure to act in accordance with the Massachusetts fiduciary duty standard, which became effective on March 6, 2020 and had an effective enforcement date beginning September 1, 2020. Among other things, the MSD alleges that our product features and marketing strategies, outages, and options trading approval process constitute violations of Massachusetts securities laws. MSD subsequently filed an amended complaint that seeks, among other things, injunctive relief (a permanent cease and desist order), censure, restitution, disgorgement, appointment of an independent consultant, an administrative fine, and revocation of RHF's license to operate in Massachusetts. If RHF were to lose its license to operate in Massachusetts, we would not be able to acquire any new customers in Massachusetts, and we expect that our current customers in Massachusetts would be unable to continue utilizing any of the services or products offered on our platform (other than closing their positions) and that we may be forced to transfer such customers’ accounts to other broker-dealers. Additionally, revocation of RHF’s Massachusetts license could trigger similar disqualification or proceedings to restrict or condition RHF’s registration by other state regulators. A revocation of RHF’s license to operate in Massachusetts would result in RHF and RHS being subject to statutory disqualification by FINRA and the SEC, which would then result in RHF needing to obtain relief from FINRA subject to SEC review in order to remain a FINRA member and RHS possibly needing relief from FINRA or other SROs.

In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In May 2021, the state court denied RHF’s motion for a preliminary injunction, finding that RHF would not suffer irreparable harm if MSD proceeded with the pending administrative action, but determined that RHF may seek a declaration that the disputed regulation is unlawful without first exhausting its remedies in the administrative action. In September

2021, the parties filed cross-motions for partial judgment on the pleadings and a hearing was held on those motions in December 2021.
Text Message Litigation
In August 2021, Cooper Moore filed a putative class action against RHF alleging that RHF initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington state law. The complaint seeks statutory and treble damages, injunctive relief, and attorneys’ fees and costs. The case is currently pending in the U.S. District Court for the Western District of Washington. RHF has filed a motion to dismiss the complaint.
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
A number of individual and putative class actions related to the Early 2021 Trading Restrictions were filed against RHM, RHF, and RHS, among others, in various federal and state courts. In April 2021, the Judicial Panel on Multidistrict Litigation entered an order centralizing the federal cases identified in a motion to transfer and coordinate or consolidate the actions filed in connection with the Early 2021 Trading Restrictions in the United States District Court for the Southern District of Florida (the “MDL”). The court subsequently divided plaintiffs’ claims against Robinhood into three tranches: federal antitrust claims, federal securities law claims, and state law claims. In July 2021, plaintiffs filed consolidated complaints seeking monetary damages in connection with the federal antitrust and state law tranches. The federal antitrust complaint asserted one violation of Section 1 of the Sherman Act; the state law complaint asserted negligence and breach of fiduciary duty claims. In August 2021, we moved to dismiss both of these complaints. In September 2021, plaintiffs filed an amended complaint asserting state law claims of negligence, breach of fiduciary duty, tortious interference with contract and business relationship, civil conspiracy, and breaches of the covenant of good faith and fair dealing and implied duty of care. In November 2021, the court dismissed the federal antitrust complaint without prejudice, and plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. In January 2022, we moved to dismiss the federal securities law complaint, and plaintiffs filed an amended complaint in connection with the federal antitrust tranche. In January 2022, the court dismissed the state law complaint with prejudice. In February 2022, Robinhood moved to dismiss the amended complaint filed in connection with the federal antitrust tranche.
RHM, RHF, RHS, and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice, Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received requests from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include requests related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. The SEC’s Division of Examinations concluded their examinations related to the Early 2021 Trading Restrictions. In February 2021, SEC staff notified us of their findings to which we are in the process of responding. FINRA has also requested information about policies, procedures, and supervision related to employee trading generally. In addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided testimony with respect to the Early 2021 Trading Restrictions. We are cooperating with these investigations and examinations.
Registration Requirements for Member Personnel
In July 2021, RHF received a FINRA investigative request seeking documents and information related to its compliance with FINRA registration requirements for member personnel, including related to the FINRA non-registration status of Mr. Tenev and Co-Founder and Chief Creative Officer Mr. Bhatt. Robinhood is cooperating with the investigation.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act. Plaintiff seek compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter. Pursuant to the Private Securities Litigation Reform Act of 1995, the deadline for the court to appoint a lead putative class plaintiff is March 17, 2022.
In January 2022, Robert Zito filed a complaint derivatively on behalf of Robinhood against Robinhood’s directors at the time of its IPO in the U.S. District Court for the District of Delaware. Plaintiff alleges claims for breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of Section 10(b) of the Exchange Act. Plaintiff’s claims are based on allegations of false or misleading statements in Robinhood’s IPO offering documents, and plaintiff seeks an award of damages and restitution to the Company, injunctive relief, and an award for attorney’s fees and costs.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud might occur without being detected.
ITEM 9B. OTHER INFORMATION
On February 24, 2022, our board of directors amended and restated our Bylaws, effective immediately, to clarify the calculation of “majority of votes cast” by stockholders set forth in Section 1.6 of the Bylaws.
A copy of the amended and restated Bylaws is filed as an exhibit to this Annual Report.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Robinhood Markets Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
•Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:
All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

3.    Exhibits:
The information required by this Item is set forth in the Exhibit Index that precedes the signature page of this Annual Report.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated February 24, 2022 (our “Bylaws”)				X
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
4.3	Description of Robinhood Securities Registered Under Section 12 of the Exchange Act				X
10.1	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of its directors and executive officers (other than Jan Hammer and Scott Sandell)	S-1/A	2021-07-19	10.1
10.2	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of Jan Hammer and Scott Sandell	S-1/A	2021-07-19	10.2
10.3†	Underwriting Agreement, dated July 28, 2021, between Robinhood Markets, Inc., as the issuer, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	10-Q	2021-08-18	10.3
10.4†	Credit Agreement, dated as of April 16, 2021, by and among Robinhood Securities, LLC, the lenders thereto, JPMorgan Chase Bank N.A. as administrative agent, joint bookrunner and joint lead arranger, BMO Harris Bank N.A., as syndication agent, and BMO Capital Markets Corp. as joint bookrunner and joint lead arranger	S-1	2021-07-01	10.14
10.5+	Offer Letter between Robinhood Markets, Inc. and Jason Warnick, dated November 8, 2018	S-1	2021-07-01	10.6
10.6†+	Offer Letter between Robinhood Markets, Inc. and Daniel Gallagher, as amended and restated on December 15, 2020	S-1	2021-07-01	10.7
10.7†+	Offer Letter between Robinhood Markets, Inc. and Paula Loop, dated May 14, 2021	S-1	2021-07-01	10.8
10.8†+	Offer Letter between Robinhood Markets, Inc. and Jonathan Rubinstein, dated May 14, 2021	S-1	2021-07-01	10.9
10.9†+	Offer Letter between Robinhood Markets, Inc. and Robert Zoellick, dated May 14, 2021	S-1	2021-07-01	10.10

10.10	Exchange Agreement, dated July 26, 2021 between Robinhood Markets, Inc. Baiju Bhatt, Vladimir Tenev, and certain of his related entities	10-Q	2021-08-18	10.8
10.11	Form of Equity Exchange Right Agreement, entered into on July 26, 2021 between Robinhood Markets, Inc. and, separately, (a) Baiju Bhatt and (b) Vladimir Tenev	S-1/A	2021-07-19	10.13
10.12	Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2021-08-18	10.10
10.13(a)†+	Robinhood Markets, Inc. 2020 Equity Incentive Plan, as amended on June 18, 2020 and form grant notices and award agreements thereunder	S-1	2021-07-01	10.2
10.13(b)+	Second Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated March 10, 2021	S-1	2021-07-01	10.4
10.13(c)+	Third Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated May 26, 2021	S-1	2021-07-01	10.5
10.13(d)+	Form of 2021 Market-Based RSU Award, dated May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.17
10.13(e)+	Form of RSU Agreement for Non-Employee Directors (including the Notice of Grant) under the 2020 Plan	S-1	2021-07-01	10.18
10.14(a)†+	Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan and form grant notices and award agreements thereunder	S-1	2021-07-01	10.3
10.14(b)+	Form of Notice of Time-Based Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan for Vladimir Tenev and Baiju Bhatt	S-1	2021-07-01	10.15
10.14(c)+	Form of 2019 Market-Based RSU Award, as amended and restated on May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.16
10.15(a)+	Robinhood Markets, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”)	S-8	2021-07-29	99.1
10.15(b)+	Form of Restricted Stock Unit Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-Q	2021-08-18	10.16
10.15(c)+	Form of Fully Vested Stock Award Agreement for Non-Employee Directors (including the Notice of Grant) under the 2021 Plan	10-Q	2021-08-18	10.17
10.15(d)+	Form of Option Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan				X
10.16(a)+	Robinhood Markets, Inc. 2021 Employee Share Purchase Plan (the “ESPP”)	S-8	2021-07-29	99.2

10.16(b)+	Forms of ESPP Subscription Agreement and Notice of Withdrawal	10-Q	2021-08-18	10.19
10.17+	Robinhood Markets, Inc. Change in Control and Severance Plan for Key Employees	S-1/A	2021-07-19	10.22
21.1	Subsidiaries of Robinhood Markets, Inc.				X
23.1	Consent of Ernst & Young LLP				X
24.1	Power of Attorney (included in signature pages hereto)				X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
_________________
*    File number is 001-40691 except that the S-1 (and S-1/A) file number is 333-257602 and the S-8 file number is 333-258250.
+    Indicates a management contract or compensatory plan.
†    Certain schedules and exhibits have been omitted pursuant to Rule 601(a)(5) of Regulation S-K under the Securities Act. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
‡    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Robinhood Markets, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on February 24, 2022.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Tenev and Jason Warnick, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Vladimir Tenev	Co-Founder, Chief Executive Officer and President and Director	February 24, 2022
Vladimir Tenev
By:	/s/ Jason Warnick	Chief Financial Officer	February 24, 2022
	Jason Warnick	(Principal Financial Officer and Principal Accounting Officer)
By:	/s/ Baiju Bhatt	Director	February 24, 2022
Baiju Bhatt
By:	/s/ Paula Loop	Director	February 24, 2022
Paula Loop
By:	/s/ Jonathan Rubinstein	Director	February 24, 2022
Jonathan Rubinstein
By:	/s/ Scott Sandell	Director	February 24, 2022
Scott Sandell
By:	/s/ Robert Zoellick	Director	February 24, 2022
Robert Zoellick
By:	/s/ Dara Treseder	Director	February 24, 2022
Dara Treseder
By:	/s/ Frances Frei	Director	February 24, 2022
Frances Frei