Form 10-Q
period 2022-03-31
Robinhood Markets, Inc.
filed 2022-05-06
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(844) 428-5411
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock $0.0001 par value per share	HOOD	The Nasdaq Stock Market
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

As of April 29, 2022, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 743,881,607 and 127,955,246.
1

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding our:
•expectations regarding legal and regulatory proceedings and investigations;
•expectations regarding our pending transaction with Ziglu Limited;
•expectations about the sufficiency of our available cash, available borrowings, and cash from operations to meet our liquidity needs for the next 12 months; and
•expectations regarding our use of the net proceeds from our initial public offering (“IPO”).
Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this Quarterly Report. Reported results should not be considered an indication of future performance. Factors that contribute to the uncertain nature of our forward-looking statements include, among others:
•our limited operating history;
•the difficulty of managing our growth effectively, including our recent workforce reduction, and the risk of declining or negative growth;
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
•the risk that our platform could be exploited to facilitate illegal payments; and
•the risk that substantial future sales of Class A common shares in the public market could cause the price of our stock to fall.
Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Quarterly Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Quarterly Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Quarterly Report whether as a result of any new information, future events, changed circumstances or otherwise. You should read this Quarterly Report with the understanding that our actual future results, performance, events and circumstances might be materially different from what we expect.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
(in millions, except share and per share data)	2021	2022
Assets
Current assets:
Cash and cash equivalents	$6,253	$6,191
Cash and securities segregated under federal and other regulations	3,992	4,458
Receivables from brokers, dealers, and clearing organizations	88	124
Receivables from users, net	6,639	5,215
Deposits with clearing organizations	328	294
User-held fractional shares	1,834	1,929
Investments	27	40
Prepaid expenses	92	75
Other current assets	30	29
Total current assets	19,283	18,355
Property, software, and equipment, net	146	166
Goodwill	101	100
Intangible assets, net	34	32
Restricted cash	24	24
Operating lease right-of-use-assets	129	155
Non-current prepaid expenses	44	35
Other non-current assets	8	5
Total assets	$19,769	$18,872
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$252	$249
Payables to users	6,476	7,149
Securities loaned	3,651	2,151
Fractional shares repurchase obligation	1,834	1,929
Operating lease liabilities	22	23
Other current liabilities	112	80
Total current liabilities	12,347	11,581
Operating lease liabilities, non-current	129	160
Total liabilities	12,476	11,741
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 735,957,367 shares issued and outstanding as of December 31, 2021; 21,000,000,000 shares authorized, 741,852,763 shares issued and outstanding as of March 31, 2022.	—	—
Class B common stock, par value $0.0001. 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of December 31, 2021; 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of March 31, 2022.	—	—
Class C common stock, par value $0.0001. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021; 7,000,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022.	—	—
Additional paid-in capital	11,169	11,400
Accumulated other comprehensive income (loss)	1	—
Accumulated deficit	(3,877)	(4,269)
Total stockholders’ equity	7,293	7,131
Total liabilities and stockholders’ equity	$19,769	$18,872
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2021	2022
Revenues:
Transaction-based revenues	$420	$218
Net interest revenues	62	55
Other revenues	40	26
Total net revenues	522	299

Operating expenses:
Brokerage and transaction	41	31
Technology and development	117	266
Operations	67	91
Marketing	102	34
General and administrative	137	268
Total operating expenses	464	690

Change in fair value of convertible notes and warrant liability	1,492	—
Other income, net	(1)	—
Loss before income taxes	(1,433)	(391)
Provision for income taxes	12	1
Net loss	$(1,445)	$(392)
Net loss attributable to common stockholders:
Basic	$(1,445)	$(392)
Diluted	$(1,445)	$(392)
Net loss per share attributable to common stockholders:
Basic	$(6.26)	$(0.45)
Diluted	$(6.26)	$(0.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	230,685,464	867,769,168
Diluted	230,685,464	867,769,168
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2022
Net loss	$(1,445)	$(392)
Other comprehensive loss, net of tax:
Foreign currency translation	—	(1)
Total other comprehensive loss, net of tax	—	(1)
Total comprehensive loss	$(1,445)	$(393)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2022
Operating activities:
Net loss	$(1,445)	$(392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4	12
Provision for credit losses	16	8
Share-based compensation	9	220
Change in fair value of convertible notes and warrant liability	1,492	—
Changes in operating assets and liabilities:
Segregated securities under federal and other regulations	135	—
Receivables from brokers, dealers, and clearing organizations	(51)	(36)
Receivables from users, net	(2,029)	1,417
Deposits with clearing organizations	(97)	34
Operating lease right-of-use assets	(6)	(26)
Current and non-current prepaid expenses	(20)	26
Other current and non-current assets	616	2
Accounts payable and accrued expenses	126	(2)
Payables to users	(56)	673
Securities loaned	110	(1,500)
Current and non-current operating lease liabilities	7	32
Other current and non-current liabilities	(693)	(31)
Net cash provided by (used in) operating activities	(1,882)	437
Investing activities:
Purchase of property, software, and equipment	(9)	(13)
Capitalization of internally developed software	(2)	(8)
Purchase of investments	—	(14)
Sales of investments	—	1
Net cash used in investing activities	(11)	(34)
Financing activities:
Taxes paid related to net share settlement of equity awards	—	(3)
Proceeds from issuance of convertible notes and warrants	3,552	—
Draws on credit facilities	1,000	11
Repayments on credit facilities	(1,000)	(11)
Proceeds from exercise of stock options, net of repurchases	6	3
Net cash provided by financing activities	3,558	—
Net increase in cash, cash equivalents, segregated cash and restricted cash	1,665	403
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	6,190	10,270
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$7,855	$10,673
Cash and cash equivalents, end of the period	$4,795	$6,191
Segregated cash, end of the period	3,050	4,458
Restricted cash, end of the period	10	24
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$7,855	$10,673
Supplemental disclosures:
Cash paid for interest	$1	$3
Cash paid for income taxes, net of refund received	$3	$1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	412,742,897	$2,180	229,031,546	$—	$134	$1	$(190)	$(55)
Net loss	—	—	—	—	—	—	(1,445)	(1,445)
Shares issued in connection with stock option exercise, net of repurchases	—	—	3,225,828	—	6	—	—	6
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—
Change in other comprehensive income	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	9	—	—	9
Balance as of March 31, 2021	412,742,897	$2,180	232,257,374	$—	$149	$1	$(1,635)	$(1,485)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	—	—	(392)	(392)
Shares issued in connection with stock option exercise, net of repurchases	—	—	1,438,358	—	4	—	—	4
Issuance of common stock upon settlement of RSUs	—	—	4,672,769	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(215,731)	—	(3)	—	—	(3)
Vesting of early-exercised stock options	—	—	—	—	—	—	—	—
Change in other comprehensive income	—	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	230	—	—	230
Balance as of March 31, 2022	—	$—	869,808,009	$—	$11,400	$—	$(4,269)	$7,131
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

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
•Robinhood Crypto, LLC (“RHC”), which provides users the ability to buy, sell, and transfer cryptocurrencies; and
•Robinhood Money, LLC (“RHY”), which offers a pre-paid debit card (the “Robinhood Cash Card”) and a spending account that help customers invest, save, and earn rewards.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. Acting as agent, we facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities, including those that collateralize margin loans, and cryptocurrencies transacted on our platform and, as a result, any such securities or cryptocurrencies owned by users are not presented on our unaudited condensed consolidated balance sheets (refer to Note 2 for more information on cryptocurrency accounting pronouncements recently issued and not yet adopted). We do not allow users to purchase cryptocurrency on margin. We hold cryptocurrency in custody for our users’ accounts in one or more omnibus cryptocurrency wallets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion, include all adjustments, including normal recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
There have been no material changes in our significant accounting policies as described in our consolidated financial statements included in our audited annual consolidated financial statements for the year ended December 31, 2021. The unaudited condensed consolidated financial statements include the accounts of RHM and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform to the current period’s presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements.

Use of Estimates
In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures, on the unaudited condensed consolidated financial statements. We base our estimates on current and historical experience and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition, the determination of allowances for credit losses, the capitalization and estimated useful life of internally developed software, contingent liabilities, useful lives of property and equipment, the incremental borrowing rate used to determine the present value of lease payments, the valuation and recognition of share-based compensation, the valuation of the convertible notes and warrant liability, the valuation and estimated useful lives of acquired intangible assets, uncertain tax positions, accrued liabilities, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Concentration of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended March 31,
	2021	2022
Market maker:
Citadel Securities, LLC	27%	22%
Entities affiliated with Susquehanna International Group, LLP(1)	12%	12%
Entities affiliated with Wolverine Holdings, L.P.(2)	9%	10%
All others individually less than 10%	33%	28%
Total as percentage of total revenue:	81%	72%
________________
(1)Consists of Global Execution Brokers, LP and G1X Execution Services, LLC
(2)Consists of Wolverine Execution Services, LLC and Wolverine Securities LLC

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that are material to us as of March 31, 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This guidance requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. The guidance is effective for fiscal years beginning after December 15, 2022 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new guidance on our financial statements.
In March 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”) which provides illustrative guidance for entities to consider when they have obligations to safeguard crypto-assets held in custody on behalf of their platform users. SAB 121 states that the entity should carry a liability accompanied by an asset of the same value on its balance sheet representing the platform user’s crypto-assets held in custody measured at fair value initially and at each subsequent reporting period. Accompanying disclosures should be made relating to the entity’s safeguarding obligations for crypto-assets held for its platform users. This guidance should be reflected no later than the financial statements covering the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. Early adoption is permitted. We will adopt this guidance for the interim period ending June 30, 2022. Upon adoption we expect to recognize a significant asset and liability and to provide the necessary accompanying disclosures. Had we adopted SAB 121 for the period ended March 31, 2022, we would have recognized a corresponding platform user crypto-asset and liability of approximately $20 billion on the unaudited condensed consolidated balance sheet.

NOTE 3: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended March 31,
(in millions)	2021	2022
Transaction-based revenues:
Options	$198	$127
Cryptocurrencies	88	54
Equities	133	36
Other	1	1
Total transaction-based revenues	420	218

Net interest revenues:
Margin interest	28	35
Securities lending	35	24
Interest on segregated cash and securities	1	1
Other interest revenue	1	1
Interest expenses related to credit facilities	(3)	(6)
Total net interest revenues	62	55

Other revenues	40	26

Total net revenues	$522	$299
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
Contract liabilities, which consist of unearned subscription revenue, are recognized when users remit cash payments in advance of the time we satisfy our performance obligations and are recorded as other current liabilities on the unaudited condensed consolidated balance sheets.
The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2022	$83	$3
End of period, March 31, 2022	90	3
Changes during the period	$7	$—

The difference between the opening and ending balances of our contract receivables primarily results from timing differences between our performance and counterparties’ payments. We recognized substantially all revenue from amounts included in the opening contract liability balances in the three months ended March 31, 2022.
NOTE 4: ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the allowance for credit losses, which substantially all relate to unsecured balances of receivables from users due to “Fraudulent Deposit Transactions” and losses on margin lending. Fraudulent Deposit Transactions are fraudulent, unlawful or otherwise inappropriate customer behavior, such as when customers initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount.

	Three Months Ended March 31,
(in millions)	2021	2022
Beginning balance	$34	$40
Provision for credit losses	16	8
Write-offs	(19)	(28)
Ending balance	$31	$20
NOTE 5: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
We invest in marketable debt securities which are classified as available-for-sale. We elected the fair value option on our available-for-sale debt securities and carry them at fair value with adjustments to fair value presented in other expense (income), net on our unaudited condensed consolidated statements of operations. Investments on our unaudited condensed consolidated balance sheet consisted of the following:

	December 31, 2021
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$5	$—	$—	$5
Commercial paper	14	—	—	14
Corporate bonds	7	—	—	7
Government bonds	1	—	—	1
Total investments	$27	$—	$—	$27

	March 31, 2022
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$8	$—	$—	$8
Commercial paper	19	—	—	19
Corporate bonds	12	—	—	12
Government bonds	1	—	—	1
Total investments	$40	$—	$—	$40
All of our debt securities as of December 31, 2021 and March 31, 2022 had a stated contractual maturity or redemption date within one year.
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$4,004	$—	$—	$4,004
Investments:
Asset-backed securities	—	5	—	5
Commercial paper	—	14	—	14
Corporate bonds	—	7	—	7
Government bonds	1	—		1
User-held fractional shares	1,834	—	—	1,834
Other current assets:
Equity securities - securities owned	14	—	—	14
Total financial assets	$5,853	$26	$—	$5,879

Liabilities
Fractional share repurchase obligations	$1,834	$—	$—	$1,834
Total financial liabilities	$1,834	$—	$—	$1,834

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,624	$—	$—	$1,624
Investments:
Asset-backed securities	—	8	—	8
Commercial paper	—	19	—	19
Corporate bonds	—	12	—	12
Government bonds	1	—	—	1
User-held fractional shares	1,929	—	—	1,929
Other current assets:
Equity securities - securities owned	10	—	—	10
Total financial assets	$3,564	$39	$—	$3,603

Liabilities
Fractional shares repurchase obligations	$1,929	$—	$—	$1,929
Total financial liabilities	$1,929	$—	$—	$1,929
During the three months ended March 31, 2022, we did not have any transfers in or out of Level 3 assets or liabilities.
Convertible Notes and Warrant Liability
In February 2021, we issued two tranches of convertible notes (the “convertible notes”) and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (the “warrant liability”). We elected the fair value option for both tranches of the convertible notes as we believe it best reflects their underlying economics. Under the fair value option, the convertible notes were initially measured at their issuance date estimated fair value and subsequently remeasured at their estimated fair value at the end of each reporting period. Upon the closing of our IPO, all of our outstanding convertible notes and warrants were reclassified from liability to equity and the fair value was no longer required to be remeasured.
For the three months ended March 31, 2021, we recorded expense of $1.4 billion and $116 million due to changes in fair value of the convertible notes and warrant liability, respectively, in our unaudited condensed consolidated statements of operations. No such expense related to the convertible notes was attributable to the change in the instrument-specific credit risk. We elected to present the component related to accrued interest in the change in fair value of convertible notes and warrant liability.

The significant unobservable inputs used in the fair value measurement of the convertible notes and warrant liability included:

	March 31, 2021
	Convertible notes	Warrant liability
Fair value of common stock	$41.41	$41.41
Instrument discount	10%	10%
Volatility	60%	60%
Discount rate(1)	30%/35%	N/A
Risk free rate	0.03%	0.03%
Conversion probability:
IPO by June 30, 2021	90%	90%
Next financing by June 30, 2021 followed by IPO by December 31, 2021	10%	10%
________________
(1) Discount rate of 30% was applied on Tranche I and 35% was applied on Tranche 2. This represents the discount rate associated with the downside scenarios.

The following table sets forth a summary of the changes in the estimated fair value of our convertible notes and warrant liability:

(in millions)	Convertible notes	Warrant liability
Beginning of period, January 1, 2021	$—	$—
Issued during the period	3,299	253
Change in fair value	1,376	116
End of period, March 31, 2021	$4,675	$369
NOTE 6: INCOME TAXES

	Three Months Ended March 31,
(in millions, except percentages)	2021	2022
Loss before income taxes	$(1,433)	$(391)
Provision for income taxes	12	1
Effective tax rate	(0.8)%	(0.3)%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three months ended March 31, 2021 and March 31, 2022, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended March 31, 2022, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
NOTE 7: OFFSETTING ASSETS AND LIABILITIES
Our policy is to recognize amounts related to our security borrowing and lending agreements subject to master netting arrangements on a gross basis on the unaudited condensed consolidated balance sheets although they are eligible for offset under GAAP. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Substantially all securities borrowing and lending agreements have an open contractual term and may be terminated upon notice by either party. Within these agreements, one has a contractual term of 30 days with a daily minimum commitment of $25 million and another has a contractual term of 21 days with a daily minimum commitment of $35 million.
Our assets and liabilities subject to master netting arrangements are as follows:

	December 31,	March 31,
(in millions)	2021	2022
Assets	Securities borrowed
Gross amount of securities borrowed	$0.3	$0.6
Gross amount offset on the unaudited condensed consolidated balance sheets	—	—
Amounts of assets presented on the unaudited condensed consolidated balance sheets(1)	0.3	0.6
Gross amount of securities borrowed not offset on the unaudited condensed consolidated balance sheets:
Securities borrowed	0.3	0.6
Security collateral received	(0.3)	(0.6)
Net amount	$—	$—

Liabilities	Securities loaned
Gross amount of securities loaned	$3,651.0	$2,150.9
Gross amount of securities loaned offset on the unaudited condensed consolidated balance sheets	—	—
Amounts of liabilities presented on the unaudited condensed consolidated balance sheets	3,651.0	2,150.9
Gross amount of securities loaned not offset on the unaudited condensed consolidated balance sheets:
Securities loaned	3,651.0	2,150.9
Security collateral pledged	(3,426.8)	(1,976.7)
Net amount	$224.2	$174.2
________________
(1)Securities borrowed are included in receivables from brokers, dealers and clearing organizations on the unaudited condensed consolidated balance sheets.
We also obtain securities under margin agreements on terms which permit us to pledge and/or transfer securities to others. As of December 31, 2021 and March 31, 2022, we were permitted to re-pledge securities with a fair value of $9.21 billion and $7.23 billion under the margin agreements and $0.3 million and $0.6 million under the securities lending agreements. As of March 31, 2022, we re-pledged $234.0 million of the permitted amount with clearing organizations to meet deposit requirements.

NOTE 8: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
In October 2019, we entered into a $200.0 million committed and unsecured revolving line of credit with a syndicate of banks maturing in October 2023 (the “October 2019 Credit Facility”). In October 2020, we amended the October 2019 Credit Facility and, among other things, increased the aggregate committed and unsecured revolving line of credit amount to $600.0 million with a maturity date of October 29, 2024. In April 2021, we further increased the aggregate credit amount available under the October 2019 Credit Facility to $625.0 million. Loans under the October 2019 Credit Facility bear interest, at our option, at a per annum rate of either (a) the Eurodollar Rate plus 1.00% or (b) the Alternative Base Rate. The Eurodollar Rate is equal to the Eurodollar Base Rate, which is derived from London Interbank Offered Rate (“LIBOR”), multiplied by the Statutory Reserve Rate (as defined in the agreement) at the applicable time. The Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Eurodollar Rate at such time for a one month interest period plus 1.00%. If LIBOR is unavailable or if we and the administrative agent elect, the Eurodollar Rate will be replaced by a rate calculated with reference to the Secured Overnight Financing Rate (as defined in the agreement) as set forth in the October 2019 Credit Facility agreement or an alternate benchmark rate selected by us and the administrative agent. There were no outstanding borrowings under the October 2019 Credit Facility at December 31, 2021 and March 31, 2022. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility quarterly in arrears.
In April 2021, we entered into a $2.18 billion committed and secured revolving line of credit, subject to certain borrowing base limitations, with a maturity date of April 15, 2022 (the “April 2021 Credit Facility”). Borrowings from the April 2021 Credit Facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof. Tranche A loans are secured by users’ securities purchased on margin and are used primarily to finance margin loans. Tranche B loans are secured by the right to the return from National Securities Clearing Corporation (“NSCC”) of NSCC margin deposits and cash and property in a designated collateral account and used for the purpose of satisfying NSCC deposit requirements. Tranche C loans are secured by the right to the return of eligible funds from any reserve account of the borrower and cash and property in a designated collateral account and used for the purpose of satisfying reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Interest for this line of credit is determined at the time a loan is initiated and the applicable interest rate is calculated as a per annum rate equal to 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans, plus the Short-Term Funding Rate at the applicable time. The Short-Term Funding Rate is equal to the greatest of (i) the Eurodollar Rate for a one month interest period on such day, which equals to the Eurodollar Base Rate that is derived from LIBOR, multiplied by the Statutory Reserve Rate at the applicable time, (ii) the Federal Funds Effective Rate (as defined in the agreement) and (iii) the Overnight Bank Funding Rate (as defined in the agreement) in effect on such day. There were no outstanding borrowings under the April 2021 Credit Facility at December 31, 2021 and March 31, 2022. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.50% on any unused amount of the April 2021 Credit Facility quarterly in arrears.
In April 2022, we entered into a $2.28 billion committed and secured revolving line of credit (the “April 2022 Credit Facility”) with a maturity date of April 10, 2023, amending and restating the April 2021 Credit Facility. Under circumstances described in the agreement for the April 2022 Credit Facility, the aggregate commitments may be increased by up to $1.14 billion, for a total commitment under the agreement of $3.65 billion. The April 2022 Credit Facility terms are the same as the April 2021 Credit Facility in all material aspects except for the Short-Term Funding Rate is equal to the greatest of (i) Daily Simple SOFR (as defined in the agreement) plus 0.10%, (ii) the Federal Funds Effective Rate (as defined in the agreement) and (iii) the Overnight Bank Funding Rate (as defined in the agreement), in each case, in effect on such day.
The October 2019 Credit Facility, April 2021 Credit Facility, and April 2022 Credit Facility contain customary covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. We were in compliance with all covenants under these facilities as of December 31, 2021 and March 31, 2022, as applicable.
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
NOTE 9: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of March 31, 2022, no terms of the preferred stock have been designated, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.
Common Stock
We have three authorized classes of common stock: Class A, Class B, and Class C. Holders of our Class A common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, holders of our Class B common stock are entitled to 10 votes per share on all matters to be voted upon by our stockholders and, except as otherwise required by applicable law, holders of our Class C common stock are not entitled to vote on any matter to be voted upon by our stockholders. The holders of our Class A common stock and Class B common stock vote together as a single class, unless otherwise required by our Charter or applicable law.
The convertible notes issued in February 2021 (see Note 5 for further information) were converted into 137.3 million shares of Class A common stock at a conversion price of $26.60 per share upon completion of our IPO.
Warrants
As of March 31, 2022, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share for a maximum purchase amount of $380 million. The warrants expire on February 12, 2031 and can be exercised in cash or for net shares at the holder’s option. As of March 31, 2022, the warrants have not been exercised and are included as a component of additional paid in capital on the unaudited condensed consolidated balance sheets.
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
2021 Omnibus Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Plan”) became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs and NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards.
As of March 31, 2022, an aggregate of 360 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 77 million shares had been issued under the plans, 154 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 129 million shares remained available for new grants under the 2021 Plan.
Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in millions)
Balance at December 31, 2021	14,527,468	$2.20	5.37	$226
Granted during the period	4,463,248	14.15
Exercised during the period	(1,422,856)	2.47
Cancelled and forfeited during the period	(81,193)	7.66
Balance at March 31, 2022	17,486,667	$5.21	5.44	$145
Options vested and expected to vest at March 31, 2022	17,486,667	$5.21	5.44	$145
Options exercisable at March 31, 2022	12,442,934	$1.92	4.90	$144
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the three months ended March 31, 2022:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	49,428,070	$31.78
Granted	36,926,801	13.49
Vested	(4,551,630)	27.65
Forfeited	(4,087,935)	30.07
Unvested at March 31, 2022	77,715,306	$23.43
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs that vest upon the satisfaction of both the achievement of share price targets and the continued employment by each recipient (“Market-Based

RSUs”). The following table summarizes the activity related to our Market-Based RSUs for the three months ended March 31, 2022:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	58,918,844	$23.50
Granted	—	—
Vested	(115,264)	2.34
Forfeited	—	—
Unvested at March 31, 2022	58,803,580	$23.54
Share-Based Compensation
The following table presents share-based compensation on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2021	2022
Brokerage and transaction	$—	$1
Technology and development	1	82
Operations	—	4
Marketing	—	5
General and administrative	8	128
Total	$9	$220
Included in the table above, we recorded share-based compensation expense of $129 million related to Time-Based RSUs, $84 million related to Market-Based RSUs, $4 million related to the 2021 Employee Share Purchase Plan (“ESPP”), and $2 million related to options during the three months ended March 31, 2022. Share-based compensation expense related to options was immaterial during the three months ended March 31, 2021. No share-based compensation was recorded during the three months ended March 31, 2021 related to Time-Based RSUs, Market-Based RSUs, or the ESPP.
We capitalized share-based compensation expense related to internally developed software of $10 million during the three months ended March 31, 2022. The corresponding amount during the three months ended March 31, 2021 was immaterial.

As of March 31, 2022, there was $2.1 billion of unrecognized share-based compensation expense that is expected to be recognized over a weighted-average period of 2.28 years. Scheduled vesting for awards outstanding as of March 31, 2022, is as follows:

(in millions, except for number of shares)
	Number of Shares(1)	Expense
Remainder of 2022	20,911,890	$708
2023	27,019,754	669
2024	20,776,835	426
2025	12,895,735	274
2026	2,348,400	35
Total	83,952,614	$2,112
(1) Excludes future ESPP shares and Market-Based RSUs for which the share price target has not been met as we cannot forecast the vesting of these shares.
The above schedule excludes an estimate for forfeitures, which are recognized as they occur, and future equity grants.
NOTE 10: NET LOSS PER SHARE
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
The following table presents the calculation of basic and diluted loss per share:

(in millions, except per share data)	Three Months Ended March 31,
	2021	2022
Net loss	$(1,445)	$(392)
Less: allocation of earnings to participating securities	—	—
Net loss attributable to common stockholders	$(1,445)	$(392)

Weighted-average common stock outstanding - basic	230,685,464	867,769,168
Dilutive effect of stock options and unvested shares	—	—
Weighted-average common stock outstanding - diluted	230,685,464	867,769,168

Net loss per share attributable to common stockholders:
Basic	$(6.26)	$(0.45)
Diluted	$(6.26)	$(0.45)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2021	2022
Redeemable convertible preferred stock	412,742,897	—
RSUs	81,820,160	136,525,285
Stock options	18,096,127	17,486,667
Unvested shares	187,885	7,362
Warrants	—	14,278,034
ESPP shares	—	634,603
Total anti-dilutive securities	512,847,069	168,931,951
NOTE 11: RELATED PARTY TRANSACTIONS
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
In February 2021, we issued two tranches of convertible notes and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (see Note 5 for further information). Two of the Tranche I investors were related parties prior to the completion of our IPO.
Pursuant to Rule 15c3-1 under the Exchange Act (the “SEC Uniform Net Capital Rule”), capital contributed to RHS is included in its net capital calculation and may not be withdrawn for one year from the time of contribution. A total of $2.0 billion of the gross proceeds received from the convertible note issuance was contributed to RHS in February 2021 and the restriction lapsed in February 2022. No capital has been returned to the parent company.

NOTE 12: LEASES
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
The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2021	2022
Fixed operating lease costs	$4	$9
Variable operating lease costs	1	2
Short-term lease costs	—	—
Total lease costs	$5	$11
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease expenses are primarily related to payments made to our landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Other information related to our operating leases was as follows:

	December 31,	March 31,
	2021	2022
Weighted-average remaining lease term	7.29 years	7.74 years
Weighted-average discount rate	6.27%	6.17%
Cash flows related to leases were as follows:

	Three Months Ended March 31,
(in millions)	2021	2022
Operating cash flows:
Payments for operating lease liabilities	$2	$3
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$9	$32

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of March 31, 2022 are as follows:

(in millions)
Remainder of 2022	$26
2023	36
2024	35
2025	34
2026	25
Thereafter	106
Total undiscounted lease payments	262
Less: imputed interest	(56)
Less: lease incentives	(23)
Total lease liabilities	$183

NOTE 13: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $85 million as of December 31, 2021 and $104 million as of March 31, 2022. In our opinion, an adequate accrual had been made as of March 31, 2022 to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of March 31, 2022 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Matters
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss.

March 2020 Outages
A consolidated putative class action lawsuit relating to service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”) is pending in the United States District Court for the Northern District of California. The lawsuit generally alleges that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and we failed to implement appropriate backup systems. The lawsuit includes, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuit generally seeks damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. Plaintiffs’ motion for class certification, which we oppose, is currently pending.
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
RHS Trade Reporting, Large Options Position Reporting, and ACATS Processing
In June 2021 RHF resolved with FINRA, on a no admit, no deny basis, certain investigations and examinations. As previously disclosed, that resolution did not address all the matters FINRA is investigating. In April 2022, FINRA Enforcement staff requested additional information related to RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility (“TRF”), the Over-the-Counter Reporting Facility (“ORF”), the Order Audit Trail System (“OATS”), and the Consolidated Audit Trail (“CAT”); reporting of accounts holding significant options positions to the Large Option Position Report (“LOPR”) system; and processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer Service (“ACATS”), an automated industry system for account asset transfers. RHS is cooperating with these investigations.
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

Additionally, in April 2021, the California Attorney General’s Office issued an investigative subpoena to RHC, seeking documents and answers to interrogatories about RHC’s trading platform, business and operations, application of California’s commodities regulations to RHC, customer disclosures, and other matters. RHC is cooperating with this investigation. We cannot predict the outcome of this investigation or any consequences that might result from it.

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
In January 2021, Siddharth Mehta filed a putative class action in California state court against RHF and RHS, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiff generally alleges that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seek monetary damages and injunctive relief. In April 2022, the parties reached a settlement in principle.
Massachusetts Securities Division Matter
In December 2020, the Enforcement Section of the Massachusetts Securities Division (“MSD”) filed an administrative complaint against RHF, which stems from an investigation initiated by the MSD in July 2020. The complaint alleged three counts of Massachusetts securities law violations regarding alleged unethical and dishonest conduct or practices, failure to supervise, and failure to act in accordance with the Massachusetts fiduciary duty standard, which became effective on March 6, 2020 and had an effective enforcement date beginning September 1, 2020. Among other things, the MSD alleged that our product features and marketing strategies, outages, and options trading approval process constitute violations of Massachusetts securities laws. MSD subsequently filed an amended complaint that seeks, among other things, injunctive relief (a permanent cease and desist order), censure, restitution, disgorgement, appointment of an independent consultant, an administrative fine, and revocation of RHF's license to operate in Massachusetts. If RHF were to lose its license to operate in Massachusetts, we would not be able to acquire any new customers in Massachusetts, and we expect that our current customers in Massachusetts would be unable to continue utilizing any of the services or products offered on our platform (other than closing their positions) and that we may be forced to transfer such customers’ accounts to other broker-dealers. Additionally, revocation of RHF’s Massachusetts license could trigger similar disqualification or proceedings to restrict or condition RHF’s registration by other state regulators. A revocation of RHF’s license to operate in Massachusetts would result in RHF and RHS being subject to statutory disqualification by FINRA and the SEC, which would then result in RHF needing to obtain relief from FINRA subject to SEC review in order to remain a FINRA member and RHS possibly needing relief from FINRA or other SROs.
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. The MSD has filed a notice of appeal. A hearing on the two remaining counts alleged by the MSD in its amended administrative complaint is scheduled to begin in September 2022.
Text Message Litigation
In August 2021, Cooper Moore filed a putative class action against RHF alleging that RHF initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington state law. The complaint seeks statutory and treble damages, injunctive relief, and attorneys’ fees and costs. The case is currently pending in the U.S. District

Court for the Western District of Washington. RHF filed a motion to dismiss the complaint. In February 2022, Moore and Andrew Gillette filed an amended complaint, which RHF again moved to dismiss.
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
A number of individual and putative class actions related to the Early 2021 Trading Restrictions were filed against RHM, RHF, and RHS, among others, in various federal and state courts. In April 2021, the Judicial Panel on Multidistrict Litigation entered an order centralizing the federal cases identified in a motion to transfer and coordinate or consolidate the actions filed in connection with the Early 2021 Trading Restrictions in the United States District Court for the Southern District of Florida (the “MDL”). The court subsequently divided plaintiffs’ claims against Robinhood into three tranches: federal antitrust claims, federal securities law claims, and state law claims. In July 2021, plaintiffs filed consolidated complaints seeking monetary damages in connection with the federal antitrust and state law tranches. The federal antitrust complaint asserted one violation of Section 1 of the Sherman Act; the state law complaint asserted negligence and breach of fiduciary duty claims. In August 2021, we moved to dismiss both of these complaints. In September 2021, plaintiffs filed an amended complaint asserting state law claims of negligence, breach of fiduciary duty, tortious interference with contract and business relationship, civil conspiracy, and breaches of the covenant of good faith and fair dealing and implied duty of care. In November 2021, the court dismissed the federal antitrust complaint without prejudice, and plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. In January 2022, we moved to dismiss the federal securities law complaint, and plaintiffs filed an amended complaint in connection with the federal antitrust tranche. In January 2022, the court dismissed the state law complaint with prejudice. Plaintiffs have taken an appeal to the United States Court of Appeals for the Eleventh Circuit. In February 2022, Robinhood moved to dismiss the amended complaint filed in connection with the federal antitrust tranche.
RHM, RHF, RHS, and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice, Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. We have also received requests from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include requests related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. The SEC’s Division of Examinations concluded their examinations related to the Early 2021 Trading Restrictions. In February 2022, SEC staff notified us of their findings to which we responded in April 2022. FINRA Enforcement has also requested information about policies, procedures, and supervision related to employee trading generally. In addition, we have received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, has provided testimony with respect to the Early 2021 Trading Restrictions. We are cooperating with these investigations and examinations.
Registration Requirements for Member Personnel
In July 2021, RHF received a FINRA investigative request seeking documents and information related to its compliance with FINRA registration requirements for member personnel, including related to the

FINRA non-registration status of Mr. Tenev and Co-Founder and Chief Creative Officer Mr. Bhatt. Robinhood is cooperating with the investigation.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs, who are expected to file an amended complaint in June 2022.
In January 2022, Robert Zito filed a complaint derivatively on behalf of Robinhood against Robinhood’s directors at the time of its IPO in the U.S. District Court for the District of Delaware. Plaintiff alleges breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of Section 10(b) of the Exchange Act. Plaintiff’s claims are based on allegations of false or misleading statements in Robinhood’s IPO offering documents, and plaintiff seeks an award of damages and restitution to the Company, injunctive relief, and an award for attorney’s fees and costs. In March 2022, the district court entered a stay of this litigation pending resolution of Robinhood’s motion to dismiss in the Golubowski securities action discussed above.
NOTE 14: SUBSEQUENT EVENTS
Pending Acquisition of Ziglu
On April 16, 2022, we entered into a definitive agreement to acquire all outstanding equity of Ziglu Limited (“Ziglu”), a U.K.-based electronic money institution and crypto-asset firm that allows customers to buy and sell eligible cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money without fees. The aggregate consideration to be paid by us is estimated to be approximately $170 million, subject to customary purchase price adjustments set forth in the definitive agreement and payable primarily in cash while the remainder will be paid with a number of shares of our stock to be determined at closing. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close no later than the first quarter of 2023.
Workforce Reduction
On April 26, 2022, we announced a reduction in force as part of our efforts to improve efficiency and operating costs, increase our velocity, and ensure that we are responsive to the changing needs of our customers. The reduction in force involves approximately 330 employees, representing approximately 9% of our full-time employees. We estimate that we will incur approximately $17 million to $23 million of cash restructuring and related charges primarily related to employee severance and benefits costs (excluding the impact of share-based compensation), substantially all of which we expect to incur in the second quarter of 2022.
With respect to share-based compensation, also as part of this reduction in force, we modified a portion of affected employees’ stock awards to allow for a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of previously recognized share-based compensation expense, which was primarily recognized using the accelerated attribution method, for stock awards that have been forfeited in connection with this reduction in force, we expect to recognize a net reduction of share-based compensation of approximately $30 million to $36 million in the second quarter of 2022. This estimate may change due to future changes in our stock price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2021 Form 10-K. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three months ended March 31, 2021 and 2022 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
We refer to our “users” and our “customers” interchangeably throughout this Quarterly Report to refer to individuals who hold accounts on our platform. The definition of “customer” under Exchange Act Rule 15c3-3 means any person from whom or on whose behalf a broker or dealer has received or acquired or holds funds or securities for the account of that person. However, because we do not earn consideration from users (other than Robinhood Gold Subscribers and debit card users), users are not “customers” as defined in ASC 606, Revenue from Contracts with Customers. Accordingly, our users do not meet the definition of “customer” for purposes of the accounting rules. See “—Revenue Recognition” in Note 1 to our audited consolidated financial statements included in our 2021 Form 10-K.

Overview
Robinhood was founded on the belief that everyone should be welcome to participate in our financial system. We are creating a modern financial services platform for everyone, regardless of their wealth, income, or background.
Our mission is to democratize finance for all. We use mobile phone technology to provide access to the financial system in a way that is simple and convenient for our customers. We believe investing should be familiar and welcoming, with a simple design and an intuitive interface, so that customers are empowered to achieve their goals. We started with a revolutionary, bold brand and design, and the Robinhood app now makes investing approachable for millions. We pioneered commission-free stock trading with no account minimums, which the rest of the industry emulated, and we have continued to build relationships with our customers by introducing new products that further expand access to the financial system. Through these efforts, we believe we have made investing culturally relevant and understandable, and that our platform is enabling our customers to become long-term investors and take greater control of their finances.
Financial Results and Performance
With respect to the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:
•we generated total net revenues of $299 million compared to $522 million, for a year-over-year decrease of 43%;
•we incurred a net loss of $392 million, which included $220 million of share-based compensation expense, compared to a net loss of $1.4 billion, which included expense of $1.5 billion associated with the change in fair value of convertible notes and warrants issued in February 2021;
•our Adjusted EBITDA was negative $143 million compared to positive $115 million;
•we had Net Cumulative Funded Accounts of 22.8 million compared to 18.0 million, for year-over-year growth of 27% as we added 7.1 million new funded accounts primarily driven by large customer interest in cryptocurrencies during the second quarter of 2021, and 0.7 million resurrected accounts, partially offset by 3.0 million churned accounts;
•we had Monthly Active Users (MAU) of 15.9 million compared to 17.7 million, for a year-over-year decrease of 10%, as we experienced high trading volumes and account sign-ups as well as high market volatility, particularly in certain sectors, during the prior period;
•we had Assets Under Custody (AUC) of $93.1 billion compared to $80.9 billion, for year-over-year growth of 15%, as result of the growth in our user base;
•we had Average Revenues Per User (ARPU) of $53 compared to $137, for a year-over-year decrease of 62%. The decreases were primarily related to lower transaction-based revenue driven by the current market environment, which had a negative impact on the number of traders and notional trading volumes in all asset classes.
For definitions of “Net Cumulative Funded Accounts”, “MAU”, “AUC” and “ARPU” please see “—Key Performance Metrics.” Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”

Recent Developments
Pending Acquisition of Ziglu
On April 16, 2022, we entered into a definitive agreement to acquire all outstanding equity of Ziglu, a U.K.-based electronic money institution and crypto-asset firm that allows customers to buy and sell eligible cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money without fees for approximately $170 million. See Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.

Workforce Reduction

Through 2020 and first half of 2021, we went through a period of hyper growth accelerated by several factors including pandemic lockdowns, low interest rates, and fiscal stimulus. From the beginning of 2020 to the end of 2021, we grew net funded accounts from 5.1 million to 22.7 million and revenue from $278 million in 2019 to $1.8 billion in 2021. To meet customer and market demands, we grew our headcount from 700 at the end of 2019 to nearly 3,900 as of March 31, 2022. This rapid headcount growth led to some duplicate roles and job functions and more layers and complexity than are optimal. As part of our efforts to improve efficiency and operating costs, increase our velocity, and ensure that we are responsive to the changing needs of our customers, we announced a reduction in force on April 26, 2022 (see Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information). We also scaled back hiring plans for the remainder of 2022 and we expect headcount at year-end 2022 to be roughly flat compared with the end of 2021, as we continue to grow our workforce at a reduced rate. We will continue to accelerate our product momentum through 2022 and will retain and continue to hire exceptional talent in key roles and provide additional learning and career growth opportunities for our employees.

COVID-19 Update
In the fourth quarter of 2021, we elected to become a “Remote First” company. When this program is fully implemented following the cession of COVID-19 exemptions, a large segment of our employees will have no assigned location or regular in-office requirement, some teams will need to live within a commutable distance to an office location for regulatory and business reasons, and a small segment of our workforce will still need to come into the office. All employees will have access to our offices throughout the country and, as vaccination rates among the population have increased, we have opened our corporate offices to provide all employees with the option of voluntarily returning to an office. The timing of any full return for those employees who will eventually be required to come into the office has not been determined and will be impacted by developments related to the pandemic, such as the severity and transmission rate of the virus and its variants.
Following the March 2020 onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and over the course of the pandemic we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform. However, we have seen the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. Additionally, to the extent that government stimulus measures enacted in response to the pandemic contributed to an increase in customer engagement, that benefit may not have continued as those stimulus measures have expired.
The COVID-19 pandemic has resulted, in part, in inefficiencies and delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce continues to work remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition, and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to adapt to the long-term distributed Remote First workforce model we have adopted, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict.

Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
	2021	2022
Net Cumulative Funded Accounts(1) (in millions)	18.0	22.8
Monthly Active Users (MAU)(2) (in millions)	17.7	15.9
Assets Under Custody (AUC)(3) (in billions)	$80.9	$93.1
Average Revenues Per User (ARPU)(4)	$137	$53

________________
(1)A Robinhood account is designed to provide a user with access to any and all of the products offered on our platform. We define “Net Cumulative Funded Accounts” as New Funded Accounts less Churned Accounts plus Resurrected Accounts (each as defined below). A “New Funded Account” is a Robinhood account into which the account user makes an initial deposit or money or asset transfer, of any amount, during the relevant period. An account is considered “Churned” if it was ever a New Funded Account and its balance (measured as the fair value of assets in the account less any amount due from the user and excluding certain Company-initiated credits) drops to or below zero for at least 45 consecutive calendar days. Negative balances typically result from Fraudulent Deposit Transactions (as defined in Note 4 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information) and, less often, from margin loans. An account is considered “Resurrected” in a stated period if it was a Churned Account as of the end of the immediately preceding period and its balance (excluding certain Company-initiated credits) rises above zero. Examples of credits excluded for purposes of identifying Churned Accounts and Resurrected Accounts are price correction credits, related interest adjustments, and fee adjustments.

	Three Months Ended March 31,
(in millions)	2021	2022
Beginning Net Cumulative Funded Accounts	12.5	22.7
New funded accounts	5.7	0.5
Resurrected accounts	0.4	0.1
Churned accounts	(0.6)	(0.5)
Ending Net Cumulative Funded Accounts	18.0	22.8
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
(3)We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. The following table sets out the components of AUC by type of asset:

	Three Months Ended March 31,
(in billions)	2021	2022
Equities	$65.1	$68.5
Options	2.0	1.1
Cryptocurrencies	11.6	19.7
Cash held by users	7.6	9.2
Receivables from users	(5.4)	(5.4)
Assets Under Custody (AUC)	$80.9	$93.1
Net Deposits and net market gains drive the change in AUC in any given period. We define “Net Deposits” as all cash deposits and asset transfers received from customers, net of reversals, customer cash withdrawals, and other assets transferred out of our platform (assets transferred in or out include debit card transactions, ACATS transfers, and custodial crypto wallet transfers) for a stated period. The following table describes the changes within Assets Under Custody:

	Three Months Ended March 31,
(in billions)	2021	2022
Beginning AUC	$63.0	$98.0
Net Deposits	10.6	5.7
Net market gains (losses)	7.3	(10.6)
Ending AUC	$80.9	$93.1
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

	Three Months Ended March 31,
(in millions)	2021	2022
Net loss	$(1,445)	$(392)
Add:
Interest expenses related to credit facilities	3	6
Provision for income taxes	12	1
Depreciation and amortization	4	12
EBITDA (non-GAAP)	(1,426)	(373)
Share-based compensation	9	220
Change in fair value of convertible notes and warrant liability	1,492	—
Significant legal and tax settlements and reserves	40	10
Adjusted EBITDA (non-GAAP)	$115	$(143)

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended March 31,
	2021	2022
Revenues:
Transaction-based revenues	$420	$218
Net interest revenues	62	55
Other revenues	40	26
Total net revenues	522	299

Operating expenses:(1)
Brokerage and transaction	41	31
Technology and development	117	266
Operations	67	91
Marketing	102	34
General and administrative	137	268
Total operating expenses	464	690
Change in fair value of convertible notes and warrant liability	1,492	—
Other income, net	(1)	—
Loss before income taxes	(1,433)	(391)
Provision for income taxes	12	1
Net loss	$(1,445)	$(392)
_______________
(1)Includes share-based compensation expense as follows:

	Three Months Ended March 31,
(in millions)	2021	2022
Brokerage and transaction	$—	$1
Technology and development	1	82
Operations	—	4
Marketing	—	5
General and administrative	8	128
Total share-based compensation expense	$9	$220

Comparison of the Three Months Ended March 31, 2021 and 2022
Revenues
Transaction-Based Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2021	2022	% Change
Transaction-based revenues
Options	$198	$127	(36)%
Cryptocurrencies	88	54	(39)%
Equities	133	36	(73)%
Other	1	1	—%
Total transaction-based revenues	$420	$218	(48)%
Transaction-based revenues as a % of total net revenues:
Options	38%	42%
Cryptocurrencies	17%	18%
Equities	26%	12%
Other	—%	—%
Total transaction-based revenues	81%	72%
Transaction-based revenues decreased by $202 million primarily driven by the market environment which had a negative impact on the number of traders and notional trading volumes in all asset classes. We define “daily average revenue trades” for any asset class as the total number of revenue generating trades for such asset class executed during a given period divided by the number of trading days for such asset class in that period.
Our daily average revenue trades for equities decreased by 65% from 5.1 million to 1.8 million. The number of users placing equity trades decreased 46% and the average notional volume traded per trader was down 24%.
Our daily average revenue trades for options decreased by 40% from 1.1 million to 0.7 million. The number of users placing option trades decreased 44% while the average number of contracts traded per trader was up 33%.
While cryptocurrencies revenue benefited from a higher rebate rate from crypto market makers effective in late December 2021, it was offset by lower trading volumes. Our daily average revenue trades for cryptocurrencies decreased by 76% from 1.4 million to 0.3 million. The number of users placing cryptocurrency trades decreased 61% and the average notional volume traded per trader was down 22%.

Net Interest Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2021	2022	% Change
Net interest revenues:
Margin interest	$28	$35	25%
Securities lending	35	24	(31)%
Interest on segregated cash and securities	1	1	—%
Other interest revenue	1	1	—%
Interest expenses related to credit facilities	(3)	(6)	100%
Total net interest revenues	$62	$55	(11)%
Net interest revenues as a % of total net revenues:
Margin interest	5%	12%
Securities lending	7%	8%
Interest on segregated cash and securities	1%	—%
Other interest revenue	—%	—%
Interest expenses related to credit facilities	(1)%	(2)%
Total net interest revenues	12%	18%
Net interest revenues decreased by $7 million primarily due to lower interest revenues earned through securities lending activities and increased interest expense related to our revolving credit facilities, partially offset by higher interest revenue earned on margin borrowings.
Net interest revenues earned from securities lending transactions decreased $11 million mainly driven by lower demand in hard-to-borrow securities. Interest expense increased $3 million as a result of commitment and unused fees related to the April 2021 Credit Facility (see Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information). These decreases were partially offset by higher interest revenue earned on margin borrowings of $7 million due to an increase in both the average per-user margin balance and the average number of margin borrowers. Average margin receivables outstanding increased from $4.9 billion due from 218 thousand average users to $5.9 billion due from 244 thousand average users. Robinhood users must be Robinhood Gold subscribers in order to enable margin borrowing in their accounts. The first $1,000 in margin borrowed by each user is not charged interest. In late March 2022, we increased our margin rates to 3% from 2.5%, and will increase the rate to 3.5% in May. We anticipate floating this rate along with the Federal Rate changes moving forward.
Other Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2021	2022	% Change
Other revenues	$40	$26	(35)%
Other revenues as a % of total net revenues	7%	9%
Other revenues decreased by $14 million which was substantially all due to a decrease relating to ACATS fees charged to users for facilitating the transfer of their account to another broker-dealer.

Operating Expenses

	Three Months Ended March 31,
(in millions, except for percentages)	2021	2022	% Change
Operating expenses:
Brokerage and transaction	$41	$31	(24)%
Technology and development	117	266	127%
Operations	67	91	36%
Marketing	102	34	(67)%
General and administrative	137	268	96%
Total operating expenses	$464	$690	49%
Percent of net revenues:
Brokerage and transaction	8%	10%
Technology and development	22%	89%
Operations	13%	30%
Marketing	20%	11%
General and administrative	26%	90%
Total operating expenses	89%	230%
Brokerage and Transaction

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change
Broker-dealer transaction expenses	$16	$9	(44)%
Market data expenses	8	7	(13)%
Employee compensation, benefits, and overhead, excluding share-based compensation	3	5	67%
Cash management transaction expenses	2	2	—%
Share-based compensation	—	1	NM
Other	12	7	(42)%
Total	$41	$31	(24)%
Brokerage and transaction costs decreased by $10 million primarily due to decreases in broker-dealer transaction expenses of $4 million, driven by a decrease in market price fluctuations that impacted fractional shares transactions, and $2 million in regulatory fees, as well as a decrease in bank charges, included in other brokerage and transaction costs, of $5 million as a result of more favorable pricing from one of our banking counterparties. These decreases were partially offset by an increase in other employee compensation, benefits, and overhead of $2 million as our brokerage teams have grown to support the growth of our user base and platform and an increase in share-based compensation expense of $1 million as vesting conditions were met upon our IPO in 2021.

Technology and Development

	Three Months Ended March 31,
(in millions)	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$51	$102	100%
Share-based compensation	1	82	NM
Cloud infrastructure services	54	56	4%
Software and tools	10	21	110%
Other	1	5	400%
Total	$117	$266	127%
Technology and development costs increased by $149 million primarily due to an increase in share-based compensation expense of $81 million as vesting conditions were met upon our IPO in 2021 and an increase in other employee compensation, benefits, and overhead of $51 million as our engineering, data science, and design teams have grown to support the growth of our user base and develop new products. Additionally, we experienced an increase of $11 million in costs for other software services utilized in delivering our products.
Operations

	Three Months Ended March 31,
(in millions)	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$22	$43	95%
Customer experience	16	30	88%
Provision for credit losses and fraud	18	11	(39)%
Share-based compensation	—	4	NM
Other	11	3	(73)%
Total	$67	$91	36%
Operations costs increased by $24 million primarily due to an increase in other employee compensation, benefits, and overhead for customer support and other operations employees of $21 million as we increased the number of our dedicated customer support professionals. Additionally, costs related to third-party customer support vendors increased $14 million as we continued to make investments to support our larger user base. These increases were partially offset by a decrease in other operations of $8 million and a decrease in provision for credit losses and fraud of $7 million primarily related to Fraudulent Deposit Transactions as the number of accounts making Fraudulent Deposit Transactions and loss incurred per account both decreased.

Marketing

	Three Months Ended March 31,
(in millions)	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$7	$11	57%
Digital marketing	16	6	(63)%
Share-based compensation	—	5	NM
Marketing incentives	54	4	(93)%
Creative services	3	3	—%
Brand marketing	11	1	(91)%
Other	11	4	(64)%
Total	$102	$34	(67)%
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

	March 31,
(in millions)	2021	2022
Beginning balance, January 1	$1	$—
Fair value of current period awards	62	4
Changes in estimate of unclaimed awards for current and prior periods	(2)	—
Reversals related to unclaimed, expired awards	(2)	—
Claimed awards	(54)	(4)
Ending balance, March 31	$5	$—
Marketing costs decreased by $68 million primarily due to a decrease in market incentives of $50 million, substantially all of which was due to lower costs associated with the Robinhood Referral Program. We have seen the growth of our user base in recent periods slow compared to the accelerated growth we experienced in the first half of 2021. For example, our new funded accounts decreased by 92% from 5.7 million as of March 31, 2021 to 0.5 million as of March 31, 2022.
Additionally, brand marketing and digital marketing decreased by $10 million each. During the first half of 2021, we invested significantly in marketing costs to raise brand awareness due to the growth of our business. As we established our brand, we switched to a more disciplined strategy in our marketing spending. These decreases were partially offset by an increase in share-based compensation expense of $5 million as vesting conditions were met upon our IPO in 2021 and an increase in other employee compensation, benefits, and overhead of $4 million as we previously increased our marketing personnel to support the growth of our business.

General and Administrative

	Three Months Ended March 31,
(in millions)	2021	2022	% Change
Share-based compensation	$8	$128	NM
Employee compensation, benefits, and overhead, excluding share-based compensation	34	64	88%
Legal expenses	30	27	(10)%
Other professional fees	12	16	33%
Settlements and penalties	42	12	(71)%
Business insurance	2	11	450%
Other	9	10	11%
Total	$137	$268	96%
General and administrative costs increased by $131 million primarily due to an increase in share-based compensation recognized of $120 million as vesting conditions were met upon our IPO in 2021, including $84 million related to executive compensation arrangements (see Note 9 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information). Additionally, to support the growth of our business, other employee compensation, benefits, and overhead also increased by $30 million as we continued to increase our general and administrative personnel and business insurance increased by $9 million, which was primarily attributable to additional costs of being a public company. These increases were partially offset by a decrease of $30 million in costs associated with legal settlements. Refer to Note 13 of our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Change in Fair Value of Convertible Notes and Warrant Liability

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change
Change in fair value of convertible notes and warrant liability	$1,492	$—	$(1,492)
Change in fair value of convertible notes and warrant liability was due to the mark-to-market adjustment of the convertible notes and warrants we issued in February 2021. Upon completion of our IPO, the aggregate outstanding principal and accrued interest of the convertible notes converted into Class A common stock and the warrants became equity-classified, which resulted in the warrant liability being reclassified to additional paid-in capital. There will be no additional mark-to-market adjustments related to the convertible notes or warrant liability. See Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(in millions)	2021	2022	$ Change
Provision for income taxes	$12	$1	$(11)
Provision for income taxes decreased by $11 million primarily due to the increase in total operating expenses, and offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and by our current state taxes payable for the three months ended March 31, 2022.

Liquidity and Capital Resources
Source and Uses of Funds
We expect to use our available cash, cash equivalents, and investments, including potential future borrowings under our revolving lines of credit and potential issuance of new debt or equity, to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the Depository Trust Company (“DTC”), NSCC, and the Options Clearing Corporation (“OCC”)). Based on our current level of operations, we believe our available cash, available lines of credit, and cash provided by operations will be adequate to meet our liquidity needs for the next 12 months.
Cash, Cash Equivalents, and Investments
Our cash, cash equivalents, and investments were $6.3 billion and $6.2 billion as of December 31, 2021 and March 31, 2022. Our investment portfolio comprises highly liquid available-for-sale securities, including asset-backed securities, commercial paper, corporate bonds, and government bonds.
Revolving Lines of Credit
As of March 31, 2022, we had a total of $2.81 billion in committed revolving lines of credit. See Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
The following table summarizes our short- and long-term material cash requirements as of March 31, 2022:

	Payments Due by Period
(in millions)	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Operating lease commitments	$262	$26	$71	$59	$106
Non-cancelable purchase commitments(1)	1,208	235	517	455	1
Total	$1,470	$261	$588	$514	$107
(1)Non-cancelable purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. They are primarily commitments for cloud infrastructure and data services, business insurance and tenant improvements.
In addition to lease and purchase commitments, we have two committed financing agreements: one with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million.

Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2021	2022
Cash provided by (used in):
Operating activities	$(1,882)	$437
Investing activities	(11)	(34)
Financing activities	3,558	—
Cash provided by and used in operating activities consisted of net loss adjusted for certain non-cash items including change in fair value of convertible notes and warrant liability, share-based compensation expense, depreciation and amortization, provision for credit losses, as well as the effect of changes in operating assets and liabilities. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments, and vendor payment terms.
For the three months ended March 31, 2022, cash provided by operating activities was $437 million, primarily due to a net loss of $392 million, adjusted for the add back of non-cash expenses of $240 million, consisting primarily of share-based compensation expense of $220 million, depreciation and amortization of $12 million, and provision for credit losses of $8 million. Additionally, there was a cash inflow due to changes in operating assets and liabilities of $589 million, primarily due to a decrease in receivables from users, net, of $1.4 billion, driven by an decrease in margin borrowing from users and an increase in payables to users of $673 million driven by an increase in customer cash held in line with the increase in net deposits, offset by a decrease of $1.5 billion in collateral held for securities loaned.
For the three months ended March 31, 2021, cash used in operating activities was $1.9 billion, partially due to a net loss of $1.4 billion, adjusted for the add back of non-cash expenses of $1.5 billion consisting primarily of changes in fair value of convertible notes and warrant liability of $1.5 billion, provision for credit losses of $16 million, share-based compensation expense of $9 million, and depreciation and amortization of $4 million. Additionally, the cash generated from operating activities decreased due to a net outflow from changes in operating assets and liabilities of $2.0 billion, primarily due to an increase in receivables from users, net of $2.0 billion driven by an increase in margin receivables due to the growth in our user base and a decrease in our margin interest rate.
For the three months ended March 31, 2022, cash used in investing activities was $34 million, which primarily consisted of $14 million used for the purchase of investments, $13 million in purchases of property, software, and equipment and $8 million in capitalization of internally developed software. For the three months ended March 31, 2021 cash used in investing activities was $11 million, which primarily consisted of $9 million in purchases of property, software and equipment and $2 million in capitalization of internally developed software.
For the three months ended March 31, 2021, cash provided by financing activities was $3.6 billion, which primarily consisted of the proceeds from issuance of redeemable convertible preferred stock, net of issuance costs of $3.6 billion.

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
The tables below summarize the net capital, capital requirements and excess net capital of RHS and RHF as of periods presented:

	March 31, 2022
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,851	$107	$2,744
RHF	$142	$0.25	$142
As of March 31, 2022, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities on our unaudited condensed consolidated financial statements. We base our estimates on historical experience and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. We regularly assess these estimates; however, actual amounts could differ from those estimates.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2021 Form 10-K.
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
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents, cash and securities segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of March 31, 2022, indicate that a hypothetical 100 basis point increase or decrease in interest rates would have had a positively correlated impact of approximately 13% on total net revenues.
We also have exposure to change in interest rates related to our variable-rate credit facilities. See Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of March 31, 2022, we had limited financial exposure associated with changes in interest rates as of such date.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements— Note 13—Commitments and Contingencies—Contingencies.”

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

•We have grown rapidly in recent years and we have limited operating experience at our current scale. If we are unable to manage our growth effectively, including our April 2022 workforce reduction, our financial performance might suffer and our brand and company culture could be harmed.
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
•Our support for Crypto Wallet transfers, spending accounts, and debit card services increases the risk that our platform could be exploited to facilitate illegal payments, potentially resulting in enforcement actions, fines, and civil liability.
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

We have grown rapidly in recent years and we have limited operating experience at our current scale. If we are unable to manage our growth effectively, including our April 2022 workforce reduction, our financial performance might suffer and our brand and company culture could be harmed.
We have expanded our operations rapidly and have limited operating experience at our current size and scale. Between December 31, 2019 and December 31, 2021, our employee headcount increased from approximately 700 to approximately 3,800, and as of March 31, 2022, we had approximately 3,900 employees. In April 2022, we announced a reduction in force involving approximately 330 employees, representing approximately 9% of our full-time employees. The reduction in force is part of our efforts to improve efficiency and operating costs, increase our velocity, and ensure that we are responsive to the changing needs of our customers. We also scaled back hiring plans for the remainder of 2022 and we expect headcount at year-end 2022 to be roughly flat compared with the end of 2021, as we continue to grow our workforce at a reduced rate.

We face a risk that continued business growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed employee base.

Our business growth strategy contemplates significant expenditures for marketing, acquisitions, expansion into new countries and markets, enhancements to our current offerings and development of new products and services, and these efforts might not be successful. In addition, our business is highly dependent on our technology platform, and we also rely on certain third-party service providers and computer systems. Any failure to maintain or upgrade our technology or network infrastructure effectively to support our growth, particularly as our customer base grows and we experience any corresponding surges in trading volume, or any interruption in the third-party services or deterioration in the quality of their service or performance, could result in unanticipated system disruptions, partial or full platform outages or other performance problems which have in the past and might in the future result in degraded service, costly litigation, regulatory and U.S. Congressional inquiries, examinations and investigations, customer dissatisfaction, arbitration and complaints and reputational harm and might have an adverse effect on our business. For example, we experienced (i) the March 2020 Outages and (ii) partial service outages and degraded service on our cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”). In addition, our customer service team has historically experienced, from time to time, and continues to experience backlogs responding to customer support requests, including in connection with the April-May 2021 Disruptions, and reviewing new account applications, due to significant spikes in volumes. Further, any growth must be accomplished in a manner that is consistent with regulatory requirements that apply to our business. If we do not adapt to meet these evolving challenges and requirements, or if our management team does not effectively scale with our growth, we might experience erosion to our brand, the quality of our products and services might suffer, we might face regulatory obstacles, including adverse enforcement actions, other regulatory restrictions or limitations, or failure to obtain regulatory approvals required for certain types of growth, and our company culture might be harmed. We might also experience difficulties in providing adequate customer support to our customer base. Failure to improve, maintain or increase customer support now or in the future could inhibit our growth.

Because we have limited experience operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market for our products and services, substantial uncertainty concerning how these markets might develop, the complex regulatory regimes applicable to different aspects of our business, and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual results and to predict the risks and challenges we might encounter.

We might not continue to grow in line with historical rates.
We have grown rapidly over the last few years. In particular, since March 2020, we have experienced a significant increase in revenue, MAU, AUC, and Net Cumulative Funded Accounts. For example, for full years 2019, 2020, and 2021, our revenue was $278 million, $959 million, and $1,815 million, respectively, representing annual growth of 245% in 2020 and 89% in 2021. Similarly, at year-end 2019, 2020, and 2021 we had Net Cumulative Funded Accounts of 5.1 million, 12.5 million, and 22.7 million, respectively, representing annual growth of 143% in 2020 and 81% in 2021.

The circumstances that accelerated the growth of our business might not continue in the future, and we expect our growth rates in revenue, MAU, AUC, and Net Cumulative Funded Accounts to decline in future periods, and such declines could be significant. It is also possible that revenue, MAU, AUC, and Net Cumulative Funded Accounts might fail to grow at all, and might decline. For example, during the first half of 2021 we experienced high trading volume and account sign-ups as well as high market volatility, particularly in certain market sectors, but those growth factors were largely absent during the second half of 2021. Sequentially from the first half of 2021 compared to the second half of 2021, revenue declined by 33% and Net Cumulative Funded Accounts remained roughly flat. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. Our historical annual revenue growth rates are likely to decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We might be negatively impacted as the pandemic wanes and customers spend less time at home. We might also experience declines in our revenue growth rate (or negative growth) as a result of a number of other factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that could reduce financial activity and the maturation of our business, among others. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
•increases in marketing, sales, compensation (for example, due to increased headcount), cloud infrastructure, and other operating expenses that we might incur to grow and expand our operations and to remain competitive;
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
•the impacts of the ongoing COVID-19 pandemic, unemployment, and inflation; and
•changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and might significantly affect the effective tax rate of that period.

Any of the factors above or listed elsewhere in this Risk Factors section, or the cumulative effect of some of those factors, could result in significant fluctuations in our results of operations.

We have incurred operating losses in the past and might not be profitable in the future.
We incurred operating losses each year from our inception in 2013 through 2019, including net losses of $6 million, $58 million, and $107 million for years 2017, 2018, and 2019, respectively. Although we generated positive net income for 2020, we returned to a net loss position for 2021. Our operating expenses increased substantially in 2021 and we expect them to continue to increase in the future as we continue to invest in research and development and in our sales and marketing efforts, further develop our products and services, and expand into new geographies. These efforts and additional expenses might be more costly than we expect, and we might not be able to increase our revenue by an amount sufficient to offset our increased operating expenses or to become profitable again. If we are unable to generate adequate revenue to offset our operating expenses, we will continue to incur operating losses, which could be significant, and we might not be able to achieve profitability in the future.
Because a majority of our revenue is transaction-based (including PFOF), factors that affect transaction-based revenue—such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers, and any new regulation of, or any bans on, PFOF and similar practices—might result in reduced profitability, increased compliance costs, and negative publicity.

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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in November 2018, the SEC amended its rules relating to broker-dealer disclosure of order handling and routing to require that, among other things, such public disclosures must now describe additional detail regarding terms of PFOF arrangements and profit-sharing relationships that may influence a broker-dealer’s routing decision, including information about average rebates the broker received from, and fees the broker paid to, market makers. As previously disclosed, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined above). We also face a risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise, including regulation that could substantially limit or ban such practices, or pursue additional inquiries or investigations relating to PFOF practices. For example, a bill to direct the SEC to study and consider banning or limiting PFOF in the form of exchange rebates or payments from market centers to broker dealers, conflicts of interest based on PFOF arrangements, and the impact of PFOF on the quality of order execution passed out of the House Financial Services Committee in July 2021. In an August 2021 interview, Gary Gensler, Chair of the SEC, commented that a full ban of PFOF was “on the table.” Any new or heightened PFOF regulation could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might also make it more difficult for us to expand our platform in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

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

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders, as described in Part I, Item 1 “Business” of our 2021 Form 10-K. As previously disclosed, in December 2019 and 2020, we settled an SEC investigation and FINRA disciplinary action, respectively, that related to our best execution practices. We face a risk of additional investigations or penalties in the future related to our best execution practices.

We also might be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, PFOF practices and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. In his September 2021 testimony before the U.S. Senate Committee on Banking, Housing and Urban Affairs, Gary Gensler, Chair of the SEC, described a number of on-going projects he had instructed SEC staff to pursue related to market structure, including review of PFOF, best execution in the context of the National Best Bid and Offer system, and cryptocurrency asset markets and trading platforms. Chair Gensler made similar comments in his October 2021 testimony before the U.S. House Committee on Financial Services, including noting that the National Best Bid and Offer system might benefit from modernization and might no longer necessarily be an appropriate baseline from which to measure price improvement in the context of assessing best execution (together with his September 2021 testimony, the “Gensler Market Structure Testimony”). There is a risk that these bodies might adopt additional regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulation could have a material adverse impact on our business and our primary source of revenue.

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

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including the DTC,NSCC, and the OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, as well as capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio.

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other Self-Regulatory Organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which might adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency market makers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence resulting in unanticipated withdrawals of customer assets.

We might also need additional capital to continue to support the growth of our business and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, acquire and invest in complementary businesses and technologies, and to fund payments on our obligations at the parent company level, such as any debt obligations we might incur. To meet liquidity needs at the parent level, we might need to rely on dividends, distributions and other payments from our subsidiaries. Regulatory and other legal restrictions might limit our ability to transfer funds to or from some subsidiaries. For example, under FINRA rules applicable to RHS, a dividend of over 10% of a member firm’s excess net capital must not be paid without FINRA’s prior written approval.

When available cash is not sufficient, we might seek to engage in equity or debt financings to secure additional funds. However, such additional funding might not be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and results of operations. If we issue equity or convertible debt securities, our stockholders could suffer significant dilution, and the new shares could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue future business opportunities.

As a result of a cease-and-desist order issued by the SEC on December 17, 2020 and our related settlement in connection with the SEC’s investigation of our best execution and PFOF practices, we are currently an “ineligible issuer,” as the term is defined under Rule 405 of the Securities Act, and we will remain an ineligible issuer until December 17, 2023. As long as we are an ineligible issuer, we will generally be prevented from using free writing prospectuses and recorded roadshows in securities offerings, and we will not qualify as a “well-known seasoned issuer” (“WKSI”) (which status we would otherwise likely achieve by August 2022). We will therefore be unable to take advantage of benefits associated with WKSI status, such as the ability to file universal shelf registration statements on Form S-3 that are automatically effective. These restrictions could impair our ability to raise additional capital quickly in response to changing requirements and market conditions.

Unfavorable media coverage and other events that harm our brand and reputation could adversely affect our revenue and the size, engagement, and loyalty of our customer base.

Our brand and our reputation are two of our most important assets. Our ability to attract, build trust with, engage, and retain existing and new customers might be adversely affected by events that harm our brand and reputation, such as public complaints and unfavorable media coverage about us, our platform, and our customers, even if factually incorrect or based on isolated incidents.

We receive a high volume of media coverage, which has increased as our company has grown and has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platform, such as the March 2020 Outages and the April-May 2021 Disruptions, are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions.

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
•our workforce reduction in April 2022 or any similar such reductions or activities in the future;
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

Our business might be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax rates, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, changes in volume of securities or cryptocurrencies trading generally, changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could remain uncertain indefinitely. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, could result in reduced revenues and adversely affect our business, financial condition, and results of operations. Significant downturns in such markets or in general economic and political conditions could also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business results.

The long-term impact of the COVID-19 pandemic on our business, financial condition, and results of operations is uncertain.

Following the March 2020 onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and over the course of the pandemic we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform.

However, we have seen the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. For example, the pace of growth in new funded accounts slowed considerably in the second half of 2021 compared to the first half of 2021. Additionally, to the extent that government stimulus measures enacted in response to the pandemic contributed to an increase in customer engagement, that benefit might not have continued as those stimulus measures have expired. For example, we saw MAU decline from 21.3 million in June 2021 to 17.3 million in December 2021. Further, if the financial markets experience a downturn, we might have difficulty retaining customers, particularly any first-time retail investors, who might elect not to continue to invest in the financial markets by trading on our platform or at all due to any number of factors: as a result of any such downturn, a lack of access to additional stimulus funds, the ability to resume pre-COVID-19 activities, or otherwise. To the extent that customer preferences revert to pre-COVID-19 behaviors or the financial markets experience reduced volatility or decline, our trading volumes and transaction-based revenues could decline.

Notwithstanding the foregoing, the COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, could adversely impact our customers, employees and business partners, and continue to disrupt our operations, including as the pandemic contributes to a general slowdown in the global economy. The COVID-19 pandemic has resulted, in part, in inefficiencies and delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce continues to work remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to adapt to the long-term distributed Remote First workforce model we have adopted, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict. The future of remote work and our physical office build-out strategy have been challenged by the COVID-19 pandemic, which might adversely affect successful cross-functional collaboration, product development velocity, and our company culture. In particular, our new Remote First workforce model increases risk of culture drift and could lead to lower operational effectiveness. As vaccination rates among the population have increased, we have opened our corporate offices to provide all employees with the option of voluntarily returning to an office. The timing of any full return for those employees who will eventually be required to come into the office has not been determined and will be impacted by developments related to the pandemic, such as the severity and transmission rate of the virus and its variants. Even after the COVID-19 outbreak has subsided, we might continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or might occur in the future. A sustained or prolonged COVID-19 pandemic or a resurgence could exacerbate the factors described above and intensify the impact on our business.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain senior management and other highly skilled personnel.

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our Co-Founder and CEO, Vladimir Tenev, and our Co-Founder and Chief Creative Officer, Baiju Bhatt, have been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business, and helps us to efficiently execute our business. Although we have entered into employment offer letters with some of our key personnel, these agreements have no specific duration and are terminable by either party at-will. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. In particular, there is particularly high competition in the San Francisco Bay Area for software engineers, computer scientists, and other technical personnel. In the fourth quarter of 2021, we experienced higher rates of employee attrition as well as recruiting challenges in the post-IPO context. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

We believe that a critical component of our efforts to attract and retain employees has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow our business and expand internationally, we will face new challenges to maintain our corporate culture among more geographically dispersed employees. Failure to preserve our company culture could harm our ability to retain and recruit personnel. Our transition to having a more dispersed, remote-working employee base might exacerbate these challenges. In addition, our April 2022 workforce reduction might adversely affect our reputation and brand as well as our ability to recruit, retain, and motivate highly skilled personnel.

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

As part of our business strategy, we might make acquisitions of, or investments in, specialized employees or other compatible companies, products, or technologies. We also might enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive and our ability to close these transactions might be subject to third-party approvals, such as governmental and other regulatory approvals, which are beyond our control. For example, in April 2022 we signed a definitive agreement to acquire Ziglu Limited, a U.K.-based electronic money institution and cryptoasset firm, subject to regulatory approvals and other customary closing conditions. Ziglu enables its U.K.-based customers to buy and sell eleven cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money, even abroad, without fees. We expect its team and technology will help us accelerate our international expansion, both in the U.K. and across Europe, however, our ability to close this transaction is subject to receipt of required regulatory approvals,

Further, we might not be able to find suitable acquisition or investment candidates and we might not be able to complete acquisitions on favorable terms, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, we might not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. Moreover, the anticipated benefits of any acquisition or investment might not be realized and we might be exposed to unknown liabilities.

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

We currently do not offer services to the public outside the United States. However, we currently have corporate subsidiaries, offices, and some employees or contractors, in each of the U.K. and the Netherlands (and, in the case of the U.K., our U.K. subsidiary Robinhood U.K. Ltd is authorized and regulated by the U.K. Financial Conduct Authority). We also expect that our pending acquisition of Ziglu, which is subject to receipt of required regulatory approvals, if completed, will help us accelerate our international expansion, both in the U.K. and across Europe.

We intend to expand our operations to other countries outside of the United States, including and beyond the pending U.K. acquisition described above. International expansion will require significant resources and management attention and will subject us to regulatory, economic, operational, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:

•difficulty establishing and managing international entities, offices, and/or operations and the increased operations, travel, infrastructure, and legal and compliance costs associated with operations, entities, and/or people in different countries or regions;
•the need to understand, interpret and comply with local laws, regulations and customs in multiple jurisdictions, including laws and regulations governing cryptocurrency-related, broker-dealer or regulated entity practices, some of which might require permissions, registrations, authorizations, licenses or consents, or might be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy or labor and employment laws;
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

We are exposed to funding transaction losses due to reversals or insufficient funds.

Some of our products and services are paid for by electronic transfer from customers’ bank accounts which exposes us to risks associated with reversals and insufficient funds. Unwinding of funds transfers due to reversals, and insufficient funds could arise from fraud, misuse, unintentional use, settlement delay, or other activities. Also, criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. If we are unable to collect and retain such amounts from the customer, or if the customer refuses or is unable, due to bankruptcy or other reasons, to reimburse us, we bear the loss for the amount of the chargeback, refund, or return.
While we have policies and procedures to manage and mitigate these risks, we cannot be certain that such processes will be effective. Our failure to limit returns, including as a result of fraudulent transactions, could lead payment networks or our banking partners to require us to increase reserves, impose penalties on us, charge additional or higher fees, or terminate their relationships with us.

Risks Related to Regulation and Litigation

Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of the securities industry, money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection, and data security.
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

We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms, and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws), and best execution in the context of our business and market structure, any of which could limit our business, increase our costs, and damage our reputation.

Broker-Dealer Regulation

As broker-dealers, our subsidiaries RHF and RHS are subject to extensive regulation by federal, state and non-U.S. regulators and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal, state and non-U.S. regulators and SROs, including the SEC and FINRA, can among other things investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations.

Money-Transmitter Regulation

As money transmitters, our subsidiaries RHC and RHY are subject to regulation, primarily at the state level. We are also subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”). We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the United States and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.

We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the SEC or FINRA, other federal agencies such as the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and state regulatory agencies, such as the MSD, the California Attorney General’s Office, and the NYDFS, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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

These and other proceedings, some of which are described in Note 13 to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

In connection with litigation settlements, we have in the past and might in the future be required to make expenditures to enhance our compliance activities. For example, the independent consultant we engaged in connection with the June 2021 FINRA multi-matter settlement delivered its initial report in December 2021. While we believe we have made significant improvements to address FINRA’s original allegations, the independent consultant recommended additional enhancements in certain areas identified in the settlement. Implementing these recommendations has required significant effort and expense.

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

In addition, on March 18, 2021, FINRA issued a regulatory notice reminding member firms of their obligations with respect to maintaining margin requirements, customer order handling, and effectively managing liquidity, with a particular focus on best execution practices and the need for member firms to make “meaningful disclosures” to inform customers of a firm’s order handling procedures during extreme market conditions. Further, at a public conference on May 19, 2021, FINRA indicated an intention to solicit public feedback, such as through notices or surveys, regarding so-called gamification in order to determine whether to adopt additional guidance or additional rules in that regard. Also, on June 23, 2021, FINRA issued a regulatory notice reminding member firms of the requirement that customer order flow be directed to markets providing the “most beneficial terms for their customers” and indicated that member firms may not negotiate the terms of order routing arrangements in a manner that reduces price improvement opportunities that would otherwise be available to those customers in the absence of PFOF. The impact that this notice might have on the ability of market participants to enter into PFOF arrangements, if any, has not been determined.

In September 2021, FINRA announced that it is reviewing firms’ use of social media marketing, including social media influencers, which is a marketing channel that we actively utilize. In February 2022, FINRA opened an investigation into our use of social media marketing. Any limits that FINRA might impose on our use of this marketing channel could make it more difficult for us to attract new customers, resulting in slower growth.

On March 8, 2022, FINRA issued a regulatory notice requesting comment on complex products and options including, among other things, "whether the current regulatory framework, which was adopted at a time when the majority of individuals accessed financial products through financial professionals, rather than through self-directed platforms, is appropriately tailored to address current concerns raised by complex products and options.” If FINRA amends its rules to impose additional requirements on firms with respect to determining customer eligibility and/or suitability to trade options, such rule changes could result in fewer Robinhood customers being approved to trade options which could negatively impact our options trading volumes and associated revenues.

To the extent that the SEC, FINRA, or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes might not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.

We are involved in numerous litigation matters that are expensive and time consuming, and, if resolved adversely, could expose us to significant liability and reputational harm.

In addition to regulatory proceedings, we are also involved in numerous other litigation matters, including putative class action lawsuits, and we anticipate that we will continue to be a target for litigation in the future. Potential litigation matters include commercial litigation matters, insurance matters, privacy and cybersecurity disputes, intellectual property disputes, contract disputes, consumer protection matters, and employment matters. This risk might be more pronounced during market downturns, during which the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

For more information about the legal proceedings in which we are currently involved, see Note 13 to our unaudited condensed consolidated financial statements in this Quarterly Report.

Litigation matters brought against us might require substantial management attention and might result in settlements, awards, injunctions, fines, penalties, and other adverse results. A substantial judgment, settlement, fine, penalty, or injunctive relief could be material to our results of operations or cash flows for a particular period, or could cause us significant reputational harm.

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

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms, financial institutions, and technology platforms. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases, or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading, and no account minimums, since their introduction on our platform in order to compete with us. In addition, competitors might conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we might not be able to match the marketing efforts or prices of our competitors. In addition, our competitors might choose to forgo PFOF, which could create downward pressure on PFOF and make it more difficult for us to maintain our PFOF arrangements, which are a significant source of our revenue. We might also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

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

We have experienced significant customer growth over the past several years, including a significant fraction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platform in each of 2020 and 2021. Our continued business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). It is particularly important that we retain and engage our most active brokerage customers, who account for a disproportionately large percentage of our brokerage trading volumes. Any erosion of this active customer base would have a disproportionately large negative impact on our revenues. Our efforts to attract and retain customers might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

•a decline in our brand and reputation;
•increased pricing for our products and services;
•ineffective marketing efforts or a reduction in marketing activity;
•our customers, due to being new and inexperienced, might be less loyal to our product or less likely to maintain historical trading patterns and interest in investing;
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

Our customers may choose to cease using our platform, products, and services at any time, and may choose to transfer their accounts to another broker-dealer. For example, during the first quarter of 2021 many customers became upset by our imposition of the Early 2021 Trading Restrictions and we saw an increase in customers choosing to transfer their accounts to other broker-dealers. The total value of outbound ACATS, an automated industry system for account asset transfers, was $4.2 billion in the first quarter of 2021, involving 5.2% of AUC from approximately 206,000 accounts, as compared to outbound ACATS transfers of $0.5 billion, involving 1.2% of AUC from approximately 24,000 accounts during each quarter of 2020 on average.

If we fail to retain current customers (particularly our most active customers, from whom we derive a significant portion of our revenue) or if we fail to attract new customers, or if we experience a decrease in customers’ usage of our products and services, our revenue will decline, which could cause the trading price of our Class A common stock to decline significantly.

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

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. Our systems and operations, including our Cloud-based operations and disaster recovery operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. Further, we might be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platform, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations. For example, in December 2018, we experienced a failure of our order routing technology caused by code being inadvertently pushed to the production environment that led to option trades being incorrectly routed, resulting in estimated out-of-pocket losses to us of approximately $1 million.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely might contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect and some such problems might only be discovered after code has been released for external or internal use. From time to time media outlets learn of our plans for features (including Crypto Wallets, for example, in the third quarter of 2021) by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

While we have made, and continue to make, significant investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platform and operations, the risk of software and system failures and design defects is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It might become increasingly difficult to maintain and improve the availability of our platform, especially as our platform and product offerings become more complex and our customer base grows. For example, the customer waitlist to use our Crypto Wallets feature grew to more than one million users in less than a month. There might be risks related to the technology and operation of Crypto Wallets that we have not yet identified or cannot foresee, and any failure or interruption of the Crypto Wallets feature on our platform could adversely affect our relationships with customers that use this feature. We might also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platform. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised, and our platform and technical infrastructure might be affected.

In addition, surges in trading volume on our platform have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, the March 2020 Outages resulted in some of our customers being unable to buy and sell securities and other financial products on our platform for a period of time. Similarly, the April-May 2021 Disruptions resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. See Note 13 to our unaudited condensed consolidated financial statements in this Quarterly Report. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

Our success depends in part upon continued distribution through app stores and effective operation with mobile operating systems, networks, technologies, products, hardware and standards that we do not control.

A substantial majority of our customers’ activity on our platform occurs on mobile devices. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs or technical issues in such systems, new generations of mobile devices or new versions of operating systems, or changes in our relationships with mobile operating system providers, device manufacturers or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect customer usage of the Robinhood app. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and customers. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes might be unfavorable to us and our customers’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

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

We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platform), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platform, facilitate trades by our customers, and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

To the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees might increase. Third-party risks might include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate, and our ability to monitor our third-party service providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions.

Risks Related to Cybersecurity and Data Privacy

Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party service providers.

Our systems and those of our customers and third-party service providers have been and might in the future be vulnerable to cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems, and networks have been and might in the future be subject to attempted cybersecurity attacks. Such issues are increasing in frequency and evolving in nature, including employee theft or misuse, denial-of-service attacks, and sophisticated nation-state and nation-state-supported actors engaging in attacks. The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal data. Security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security breaches and cybersecurity attacks increases. For instance, in December 2021, a vulnerability was discovered in Apache Software Foundation’s Log4j internet software, which is broadly used (including by us and some of our service providers) in a variety of consumer and enterprise services, websites, applications, and operational technology products. In general, the vulnerability could have allowed malicious attackers to execute code remotely on any exposed computer, which could have enabled the attackers to then steal data, install malware, or take control of the device. We have updated the software to patch the vulnerability and to date we are not aware of any related malicious activity affecting us or our users. Similarly in March 2022 a security breach occurred at Okta, an identity authentication provider that we utilize across our employee base. In general, an attacker with forged or compromised Okta service provider credentials could potentially have accessed several of our sensitive internal systems. Okta reports it has now corrected the issue and working with Okta we have confirmed that such third-party vulnerability was not exploited to gain access to our systems. We have also implemented additional controls to protect against compromised service provider credentials.

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We believe these incidents resulted from compromised passwords off of our platform, rather than any failure of our security or systems. Nonetheless, we experienced negative publicity in connection with these events and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, due to the current COVID-19 pandemic, there is an increased risk that we might experience cybersecurity-related incidents as a result of our employees, service providers and other third parties working remotely on less secure systems and environments. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, our safety and security measures (and those of our third-party service providers) might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. For example, in November 2021 we experienced a data security incident when an unauthorized third party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”). Based on our investigation and that of a third-party security firm, we believe that the unauthorized party obtained names or email addresses for millions of people, phone numbers for several thousand people, additional personal information for a few hundred people, and extensive account details for about ten people, though we believe no Social Security numbers, bank account numbers, or credit or debit card numbers were exposed and that there has been no financial loss to any customers as a result of the incident.

A core aspect of our business is the reliability and security of our platform. Any unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or might occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it might require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, our efforts to improve security and protect data from compromise might identify previously undiscovered security breaches. There could be public announcements regarding any security incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and might become subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or other harm to our business.

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 13 to our unaudited condensed consolidated financial statements in this Quarterly Report) and might in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

The SEC, FINRA, and various state regulators have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain liquidity reserves. Our failure to maintain the required net capital levels could result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our limited operating history, evolving business, and rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures to identify, monitor and manage compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they might be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, when we launched our fractional shares program in late 2019, based on our understanding of the reporting requirements we did not report proprietary fractional trades to FINRA’s Trade Reporting Facility. Since then, FINRA has informed us that such trades should be reported. As a result, we began reporting fractional shares in January 2021, and we continue to work with FINRA to complete back reporting, which might result in fines or penalties for failing to do so at the time of the trades.

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

In addition, as a clearing member firm of securities and derivatives clearinghouses in the United States, we are also exposed to clearing member credit risk. Securities and derivatives clearinghouses require member firms to deposit cash, stock and/or government securities for margin requirements and for clearing funds. If a clearing member defaults in its obligations to the clearinghouse in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Many clearinghouses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments. Furthermore, in the event that a significant amount of our customers’ open trades fail to settle, we might be exposed to potential loss of the capital we committed to meet our deposit requirements.
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

We launched (other than in Massachusetts) a recommended portfolio feature for customers who have not yet placed any trades as described further in Part I, Item I “Business” of our 2021 Form 10-K.

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

We also provide customers with a variety of educational materials, investment tools, and financial news (including our “Robinhood Snacks” newsletters). Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

If services that we do not consider to be recommendations (such as educational materials and Snacks) are construed as constituting investment advice or recommendations, we could be subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 13 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers.

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

Risks Related to Cryptocurrency Products and Services

The loss, destruction or unauthorized use or access of a private key required to access any of the cryptocurrencies we hold on behalf of customers could result in irreversible loss of such cryptocurrencies. If we are unable to access the private keys or if we experience a hack or other data loss relating to the cryptocurrencies we hold on behalf of customers, our customers might be unable to trade their cryptocurrency, our reputation and business could be harmed, and we might be liable for losses in excess of our ability to pay.

As our business continues to grow and we expand cryptocurrency product and service offerings, so do the risks associated with failing to safeguard and manage cryptocurrencies we hold on behalf of our customers. Our success and the success of our offerings requires significant public confidence in our ability to properly manage customers’ balances and handle large transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage the cryptocurrencies we hold on behalf of our customers and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions.

We hold all cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline on a computer stored in one or more secure data facilities. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. To the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and no backup of such private key is accessible, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we might not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV network, allowing them to spend coins they did not have and prevent transactions from going through. Any loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances and cryptocurrency investments are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for their losses, subjecting us to significant financial losses. Our insurance coverage for such impropriety is limited and might not cover the extent of loss nor the nature of such loss, in which case we might be liable for the full amount of losses suffered, which could be greater than all of our assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers might affect the ability of our customers to trade or hold cryptocurrencies on our platform and could harm customer trust in us and our products.

The prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.

The price of each cryptocurrency is based in part on market adoption and future expectations, which might or might not be realized. As a result, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations, which have impacted, and will continue to impact, our trading volumes and operating results and might adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

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

While we have observed a positive trend in the total market capitalization of cryptocurrency assets historically, driven by increased adoption of cryptocurrency trading by both retail and institutional investors as well as continued growth of various non-investing use cases, historical trends are not indicative of future adoption, and it is possible that the rate of adoption of cryptocurrencies might slow or decline, which would negatively impact our business, financial condition, and results of operations.

While we currently support eleven cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform.

Volatility in the values of cryptocurrencies caused by the factors described above or other factors might impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.

Any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for a limited number of cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. law. The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Occasionally though the SEC and its staff have taken positions that certain cryptocurrencies are “securities” – often in the context of enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. Prior public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). Bitcoin and Ethereum are the only cryptocurrencies as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency supported by our platform is a “security” under U.S. law. From time to time, we have received and might in the future receive SEC inquiries regarding specific cryptocurrency listings and added features.

To the extent that the SEC or a court determines that any cryptocurrencies supported by our platform are securities, that determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including delisting from our platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. A determination by the SEC or a court that a cryptocurrency supported by our platform constitutes a security could also result in our determination that it is advisable to remove other cryptocurrencies from our platform that have similar characteristics to the cryptocurrency that was determined to be a security. Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, any determination that Bitcoin or Ethereum is a security could draw negative publicity and cause a decline in the general acceptance of cryptocurrencies. Also, it would make it more difficult for Bitcoin or Ethereum, as applicable, to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. In addition, our growth might be adversely affected if we are not able to expand our platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.

We provide users with the ability to buy, hold, and sell a limited number of cryptocurrencies, such as Bitcoin, Ethereum, and Dogecoin. Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platform.

The cryptocurrency accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret accounting principles. A change in these rules and regulations or interpretations could have a significant effect on our reported financial results and financial position, and could even affect the reporting of transactions completed before the announcement or effectiveness of a change. For instance, in March 2022, the Staff issued SAB 121, which provides illustrative guidance for entities to consider when they have obligations to safeguard crypto-assets held in custody on behalf of their platform users and states that such an entity should carry a liability accompanied by an asset of the same value on its balance sheet representing the platform user’s crypto-assets held in custody measured at fair value initially and at each subsequent reporting period. We will adopt this guidance for the interim period ending June 30, 2022. Upon adoption we expect to recognize a significant asset and liability and to provide the necessary accompanying disclosures. Had we adopted SAB 121 for the period ended March 31, 2022, we would have recognized a corresponding platform user crypto-asset and liability of approximately $20 billion on the unaudited condensed consolidated balance sheet. See Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Further, there are a limited number of precedents for the financial accounting treatment of cryptocurrency assets (including related issues of valuation and revenue recognition), and no official guidance has been provided by the FASB or the SEC. Accordingly, there remains significant uncertainty as to the appropriate accounting for cryptocurrency asset transactions, cryptocurrency assets, and related revenues. Uncertainties in or changes in regulatory or financial accounting standards could result in the need to change our accounting methods and/or restate our financial statements, and could impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, and result in a loss of investor confidence.

In addition, future regulatory actions or policies could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. For example, in August 2021, September 2021, October 2021, and April 2022, Chair Gensler remarked on the need for further regulatory oversight of crypto trading and crypto lending platforms. Some lawmakers and regulators have also raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and might continue, to comprise a significant percentage of our total net revenues. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Furthermore, the recently enacted Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. New reporting requirements will apply to information returns filed in 2024 regarding transactions occurring in calendar year 2023. The implementation of these requirements, and any further legislative changes or related guidance from the Internal Revenue Service, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the Organization for Economic Cooperation and Development has proposed a new “crypto-asset reporting framework” and amendments to the existing rules for reporting crypto assets under the global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation of these requirements might significantly impact our operations and result in increased costs.

Our launch of the Crypto Wallets feature, which allows customers to deposit and withdraw cryptocurrencies to and from our platform, could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

We recently began to allow customers to deposit and withdraw cryptocurrencies to and from our platform. User testing of this Crypto Wallets feature had been ramping up since the fourth quarter of 2021 and enrollment opened in April 2022 (other than in Hawaii, Nevada, and New York, where regulatory applications are still pending). Crypto Wallets transfers are processed using Robinhood’s general custodial wallets in which we hold cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records.

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

Both Bitcoin and Ethereum protocols have been subject to “forks” recently that resulted in the creation of new networks, including, among others, Bitcoin Cash, Bitcoin SV, Bitcoin Diamond, Bitcoin Gold and Ethereum Classic. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked cryptocurrencies. Due to the lack of a central registry or rulemaking body in the cryptocurrency market, no single entity has the ability to dictate the nomenclature of forked cryptocurrencies, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked cryptocurrencies, and which results in further confusion to customers as to the nature of cryptocurrencies they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities might harbor ill will towards other communities. As a result, certain community members might take actions that adversely impact the use, adoption and price of Bitcoin, Ethereum or any of their forked alternatives.

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

Moreover, we might not wish to or be able to support a cryptocurrency resulting from the fork of a network which might cause our customers to lose confidence in us or reduce their engagement on our platform. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to check whether the cryptocurrencies we support remain safe and secure. There are several considerations that we consider as part of a general cryptocurrency approval policy (including security or infrastructure concerns that might arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which might operate to limit our ability to support forks. Further, we generally do not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community.

Whether we are obligated to provide services for a new and previously unsupported cryptocurrency is a question of contract, as recognized in recent published rulings of the California appellate courts and federal district courts. The user agreement each customer enters into in order to trade cryptocurrencies on our platform clearly indicates that we have the sole discretion to determine whether we will support a forked network and the approach to such forked cryptocurrencies and that we may temporarily suspend trading for a cryptocurrency whose network is undergoing a fork without advanced notice to the customer. Regardless of the foregoing, we might in the future be subject to claims by customers arguing that they are entitled to receive certain forked cryptocurrencies by virtue of cryptocurrencies that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked cryptocurrency that we do not or are unable to support, we might be required to pay significant damages, fines or other fees to compensate customers for their losses.

Any inability to maintain adequate relationships with third-party banks and market makers with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings, would disrupt our ability to offer cryptocurrency trading to customers.

We rely on third-party banks and market makers to provide cryptocurrency products and services to our customers. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platform rely on direct settlements between us and our customers and direct settlements between us and our market makers after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of market makers to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers and market makers (as well as maintaining the minimum capital required by regulators). If we, third-party banks, or market makers have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platform and these disruptions could have an adverse impact on our business, financial condition, and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platform, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We might also be harmed by the loss of any of our banking partners and market makers. As a result of the many regulations applicable to cryptocurrencies or the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payments services, or other financial services to companies providing cryptocurrency products, including us. If we or our market makers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, or if these banks impose significant operational restrictions, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

From time to time, we might encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies, which could cause revenues to decline and expose us to potential liability for customer losses.

Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised and our platform and technical infrastructure might be affected, all of which could cause trading volumes and transaction-based revenue to decline and expose us to potential liability for customer losses.

Risks Related to RHY’s Products and Services

The RHY spending account and Robinhood Cash Card subject us to risks related to bank partnerships and FDIC and other regulatory obligations.

We offer spending accounts at RHY (in connection with a partnership with a national bank), and we have also partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card through RHY. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users are opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. Our partner banks are members of the Federal Deposit Insurance Corporation (“FDIC”).
We believe our record keeping for our users’ funds held in Robinhood Cash Card accounts at Sutton and held in spending accounts at our partner bank, comply with all applicable requirements for each participating user’s deposits to be eligible for FDIC insurance coverage, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC might not recognize users’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our users’ RHY funds held at our partner banks are not covered by deposit insurance, participating users might decide to withdraw their funds, which could adversely affect our brand and our business. Due to the fact that we are deemed a service-provider to our partner banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB.
As a result of the stored value spending account program and the Robinhood Cash Card, RHY is subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.
Use of our payments services for illegal activities or improper purposes could harm our business.
The highly automated nature of, and liquidity offered by, our payments services make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value account and Robinhood Cash Card customers, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including RHY, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities on payments platform, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.

Any illegal or improper uses of our payments platform by our users might subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business. For example, government enforcement or regulatory authorities could seek to impose additional restrictions or liability on us arising from the use of our payments platform for illegal or improper activity, and our failure to detect or prevent such use. Illegitimate transactions can also prevent us from satisfying our contractual obligations to our third-party partners, which might cause us to be in breach of our obligations.

Risks Related to Our Intellectual Property

Any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could adversely affect our business.

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and technology. The steps we take to protect our intellectual property rights might not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We make business decisions about when to seek patent protection for a particular technology, obtain trademark protection and when to rely upon trade secret protection, and the approach we select might ultimately prove to be inadequate. We will not be able to protect our intellectual property rights, however, if we do not detect unauthorized use of our intellectual property rights. We also might fail to maintain or be unable to obtain adequate protections for some of our intellectual property rights in the United States and some non-U.S. countries, and our intellectual property rights might not receive the same degree of protection in non-U.S. countries as they would in the United States because of the differences in non-U.S. patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights. In addition, if we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Our trademarks might also be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we might not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand.

In addition to registered intellectual property rights, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information and know-how. We attempt to protect our intellectual property, technology, and confidential information by requiring our employees, contractors, consultants, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure and confidentiality agreements. However, we might not have any such agreements in place with some of the parties who have developed intellectual property on our behalf and/or with some of the parties that have or might have had access to our confidential information, know-how, and trade secrets. Even where these agreements are in place, they might be insufficient or breached, or might not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation, or reverse engineering of our confidential information, intellectual property, or technology. Moreover, these agreements might not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed.

The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements might make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes might arise as to the rights in related or resulting know-how and inventions.

In addition, we might need to expend significant resources to apply for, maintain, enforce and monitor our intellectual property rights and such efforts might be ineffective and could result in substantial costs and diversion of resources. An adverse outcome in any such litigation or proceedings might expose us to a loss of our competitive position, significant liabilities, and damage to our brand, or require us to seek licenses that might not be available on commercially acceptable terms, if at all.

We have been, and might in the future be, subject to claims that we violated third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we might not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties might bring claims alleging such infringement, misappropriation or violation. As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities,” and other intellectual property rights holders have in the past and might in the future attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements.

Our use of third-party software and other intellectual property rights might be subject to claims of infringement or misappropriation. The vendors who provide us with technology that we incorporate in our product offerings also could become subject to various infringement claims.

From time to time, our competitors or other third parties might claim, and have in the past claimed, that we are infringing upon, misappropriating or otherwise violating their intellectual property rights. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, results of operations, cash flows or prospects. Any claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial costs or damages, obtain a license, which might not be available on commercially reasonable terms or at all, pay significant ongoing royalty payments, settlements or licensing fees, satisfy indemnification obligations, prevent us from offering our products or services or using certain technologies, force us to implement expensive and time-consuming work-arounds or re-designs, distract management from our business or impose other unfavorable terms.

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

We use open source software in our products and services (as well as in some of our internally developed systems) and we anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we might be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which might be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of license terms could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Risks Related to Finance, Accounting and Tax Matters

Covenants in our credit agreements could restrict our operations and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

We have entered into two credit agreements and might enter into additional agreements for other borrowing in the future. These agreements contain various restrictive covenants, including, among other things, minimum liquidity and tangible net worth requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related person transactions. These agreements also contain financial covenants, including obligations to maintain certain capitalization amounts and other financial ratios. These restrictions might restrict our current and future operations, including our ability to incur debt to increase our liquidity position.

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

We are subject to claims in the ordinary course of business. These claims can involve substantial amounts of money and involve significant defense costs. It is not possible to prevent or detect all activities giving rise to claims and the precautions we take might not be effective in all cases. We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, crime and fidelity bond insurance. Our insurance coverage is expensive and maintaining or expanding our insurance coverage might have an adverse effect on our results of operations and financial condition.

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

Changes in U.S. and foreign tax laws and policies could adversely impact our financial condition and results of operations.

We are subject to complex and evolving U.S. and foreign tax laws and regulations, which might in the future make changes to corporate income tax rates, the treatment of foreign earnings, or other income tax laws that could affect our future income tax provision and reduce our earnings while increasing the complexity, burden and cost of tax compliance.

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

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics could harm our reputation, adversely affect our stock price, and result in litigation.

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as MAU, AUC and Net Cumulative Funded Accounts, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Net Cumulative Funded Accounts, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.

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

Fluctuations in interest rates could adversely impact our customers’ general spending levels and ability and willingness to invest through our platform. Additionally, some of our products, such as our brokerage cash sweep service and margin lending programs, are affected by interest rate changes. Higher interest rates often lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which might reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income. Fluctuations in interest rates might also adversely impact our customers’ returns on their cash deposits. We are also exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets, including assets underlying the customer balances we hold on our balance sheet as customer accounts. A low or negative interest rate environment or reductions in interest rates might negatively impact our net income.
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

Our current controls and any new controls that we develop could become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal control over financial reporting. Moreover, our business might be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that might arise. Further, weaknesses in our disclosure controls and internal control over financial reporting could be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and could result in a restatement of our consolidated financial statements for prior periods.

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

Risks Related to Our Class A Common Stock

The trading price for our Class A common stock has been and might continue to be volatile and you could lose all or part of your investment.

The trading price of our Class A common stock has been and might continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on the day after our October 26, 2021 quarterly earnings release, the closing price of our Class A common stock fell by more than 10%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. From our IPO in July 2021 through March 2022, the intra-day trading prices of our Class A common stock ranged from a low of $9.93 to a high of $85.00 per share. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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
•rumors and market speculation involving us or other companies in our industry; and

•the extent to which retail and other individual investors (as distinguished from institutional investors), including our customers, invest in our Class A common stock, which might result in increased volatility.

In addition, in the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Further, if the market price of our Class A common stock is above the level that investors determine is reasonable for our Class A common stock, some investors might attempt to short our Class A common stock, which would create additional downward pressure on the trading price of our Class A common stock.

Substantial future issuances and sales of shares of our Class A common stock in the public market could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to fall.

As of April 5, 2022, our founders and their related entities hold approximately 15% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan and for issuance under our ESPP. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant). Moreover, to fund the tax withholding and remittance obligations arising in connection with future vesting and settlement of RSUs, we currently intend to have most holders of such RSUs, including our founders, sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales delivered to us for remittance to the relevant taxing authorities. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

We have authorized more capital stock in recent years to provide additional stock options and RSUs to our employees and to permit for the consummation of equity and equity-linked financings and might continue to do so in the future. Our employee headcount has increased significantly in the past few years so the amount of dilution due to awards of equity-based compensation to our employees could be substantial. Further, any sales of our Class A common stock (including shares of Class A common stock issuable upon conversion of our Class B common stock, as stock options are exercised, or as RSUs are settled) might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

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

The multi-class structure of our common stock has the effect of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval. In addition, the Founders’ Voting Agreement and any future issuances of our Class C common stock could prolong the duration of our founders’ voting control.

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President, and a director, and Mr. Bhatt, who is also our Chief Creative Officer and a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (our “Charter”) and our Amended and Restated Bylaws (our “Bylaws”), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.

In addition, our founders and certain of their related entities (“Founder Affiliates”) have entered into a voting agreement (the “Founders’ Voting Agreement”) in which they have agreed, among other things, (i) to vote all of the shares of our common stock held by such founder or Founder Affiliate for the election of each founder to, and against the removal of each founder from, our board of directors, (ii) to vote together in the election of other directors generally, subject to deferring to the decision of the nominating and corporate governance committee in the event of any disagreement between the founders, (iii) effective upon a founder’s death or disability, to grant a voting proxy to the other founder with respect to shares of our common stock held by the deceased or disabled founder or over which he was entitled to vote (or direct the voting) immediately prior to his death or disability, and (iv) to grant each other rights of first offer in the event of proposed transfers that would otherwise cause Class B shares to convert into Class A shares under our Charter. The Founders’ Voting Agreement has the effect of concentrating voting power in our founders (or either one of them).

Our founders might have interests that differ from yours and might vote in a way with which you disagree and which may be adverse to your interests. Therefore, the founders’ concentrated voting control might have the effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our Company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our founders and our other stockholders, which might result in our founders undertaking, or causing us to undertake, actions that would be desirable for our founders but would not be desirable for our other stockholders.

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

Certain provisions in our Charter and our Bylaws and of Delaware law as well as certain FINRA rules might prevent or delay an acquisition of Robinhood, which could decrease the trading price of our Class A common stock.

Our Charter and our Bylaws contain, and Delaware law contains, provisions that might have the effect of deterring takeovers by making such takeovers more expensive to the bidder and by encouraging prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover, such as a classified board, limitations on the ability of stockholders to take action by written consent, and the ability of our board to designate the terms of preferred stock and authorize its issuance without stockholder approval. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Robinhood immune from takeovers. However, these provisions will apply even if the offer might be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Robinhood and our stockholders. Accordingly, if our board of directors determines that a potential acquisition is not in the best interests of Robinhood and our stockholders, but certain stockholders believe that such a transaction would be beneficial to Robinhood and our stockholders, such stockholders might elect to sell their shares in Robinhood and the trading price of our Class A common stock could decrease. These and other provisions of our Charter, our Bylaws and the Delaware General Corporation Law could have the effect of delaying or deterring a change in control, which might limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and might also affect the price that some investors are willing to pay for our Class A common stock.

In addition, a third party attempting to acquire us or a substantial position in our Class A common stock might be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a FINRA member firm’s equity and would include a change in control of a parent company and similar approval from the U.K. Financial Conduct Authority, which regulates our U.K. authorized broker-dealer subsidiary (which does not currently do business), must be obtained in connection with any transaction resulting in a person or entity holding, directly or indirectly, 10% or more of the equity or voting power of a U.K. authorized person or the parent of a U.K. authorized person. These and any other applicable regulations relating to changes in control of us or our regulated subsidiaries could further have the effect of delaying or deterring a change in control of us.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions might limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which might discourage lawsuits against us and our directors, officers, and other employees. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in our Charter to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From January 1, 2022 through March 31, 2022 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

Use of IPO Proceeds

As previously disclosed, our total net proceeds from the sale of Class A common stock by us in the IPO were approximately $2.05 billion after deducting the underwriting discounts and commissions. We used a portion of the net proceeds we received in the IPO to repay borrowings made under our revolving lines of credit (which borrowing were utilized to fund tax withholdings due prior to the IPO closing as a result of RSU settlements in connection with the pricing of our IPO).

We intend to use the remaining IPO proceeds for working capital, capital expenditures, and general corporate purposes, which may include acquisitions, investments in the business to drive product expansion and other additional features to our platforms, and satisfying our general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the DTC, NSCC, and OCC).

The expected use of net proceeds from the IPO represents our intentions based upon our present plans and business conditions. We cannot predict with certainty all of the particular uses for the proceeds of the IPO or the amounts that we will actually spend on the uses set forth above. Accordingly, our management will have broad discretion in the application of the net proceeds we received from the IPO, and investors will be relying on the judgment of our management regarding the application of our net proceeds. While we expect to use the net proceeds for purposes described above, the timing and amount of our actual expenditures will be based on many factors, including cash flows from operations, the anticipated growth of our business, and the availability and terms of alternative financing sources to fund our growth.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated February 24, 2022 (our “Bylaws”)	10-K	2022-02-24	3.2
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1	Form of Indemnification Agreement (VC Fund-Affiliated Director)				X
10.2
Joinder Agreement, dated December 13, 2021 by Bhatt Family LLC, becoming party to the Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities
X
10.3+	Offer Letter between Robinhood Markets, Inc. and Gretchen Howard, dated November 16, 2018				X
10.4+	Offer Letter between Robinhood Markets, Inc. and Aparna Chennapragada, dated February 18, 2021				X
10.5.1+	Offer Letter between Robinhood Markets, Inc. and Christina Smedley, dated July 4, 2020				X
10.5.2+	Separation Agreement between Robinhood Markets, Inc. and Christina Smedley, dated August 21, 2021				X
10.6+	Form of Stock Option Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the Robinhood Markets, Inc. 2021 Omnibus Incentive Plan				X
10.7	Amended and Restated Credit Agreement, dated as of April 11, 2022, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2022-04-14	10.1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (contained in Exhibit 101)	X
__________________
*    File number is 001-40691 except that the S-1 (and S-1/A) file number is 333-257602.
+    Indicates a management contract or compensatory plan.
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 6, 2022.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)