Form 10-Q
period 2022-06-30
Robinhood Markets, Inc.
filed 2022-08-03
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(844) 428-5411
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock $0.0001 par value per share	HOOD	The Nasdaq Stock Market LLC
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

As of July 27, 2022, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 752,379,137 and 127,955,246.
1

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding our:
•expectations regarding the costs and effects of the April 2022 Restructuring and the August 2022 Restructuring;
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
Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this Quarterly Report. Reported results should not be considered an indication of future performance. Factors that contribute to the uncertain nature of our forward-looking statements include, among others:
•our limited operating history;
•the difficulty of managing our business effectively, including the size of our workforce, and the risk of continued declining or negative growth;
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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(in millions, except share and per share data)	2021	2022
Assets
Current assets:
Cash and cash equivalents	$6,253	$5,962
Cash, cash equivalents, and securities segregated under federal and other regulations	3,992	3,420
Receivables from brokers, dealers, and clearing organizations	88	89
Receivables from users, net	6,639	4,146
Deposits with clearing organizations	328	289
Asset related to user cryptocurrencies safeguarding obligation	—	8,593
User-held fractional shares	1,834	1,297
Investments	27	46
Prepaid expenses	92	88
Other current assets	30	115
Total current assets	19,283	24,045
Property, software, and equipment, net	146	170
Goodwill	101	100
Intangible assets, net	34	30
Restricted cash	24	22
Operating lease right-of-use-assets	129	128
Non-current prepaid expenses	44	37
Other non-current assets	8	16
Total assets	$19,769	$24,548
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$252	$243
Payables to users	6,476	5,795
Securities loaned	3,651	1,367
User cryptocurrencies safeguarding obligation	—	8,593
Fractional shares repurchase obligation	1,834	1,297
Operating lease liabilities	22	22
Other current liabilities	112	82
Total current liabilities	12,347	17,399
Operating lease liabilities, non-current	129	132
Total liabilities	12,476	17,531
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 735,957,367 shares issued and outstanding as of December 31, 2021; 21,000,000,000 shares authorized, 750,301,918 shares issued and outstanding as of June 30, 2022.	—	—
Class B common stock, par value $0.0001. 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of December 31, 2021; 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of June 30, 2022.	—	—
Class C common stock, par value $0.0001. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021; 7,000,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022.	—	—
Additional paid-in capital	11,169	11,581
Accumulated other comprehensive income	1	—
Accumulated deficit	(3,877)	(4,564)
Total stockholders’ equity	7,293	7,017
Total liabilities and stockholders’ equity	$19,769	$24,548
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2021	2022	2021	2022
Revenues:
Transaction-based revenues	$451	$202	$871	$420
Net interest revenues	68	74	130	129
Other revenues	46	42	86	68
Total net revenues	565	318	1,087	617

Operating expenses:
Brokerage and transaction	38	30	79	61
Technology and development	156	244	273	510
Operations	101	86	168	177
Marketing	94	24	196	58
General and administrative	112	226	249	494
Total operating expenses	501	610	965	1,300

Change in fair value of convertible notes and warrant liability	528	—	2,020	—
Other income (expense), net	—	2	(1)	2
Loss before income taxes	(464)	(294)	(1,897)	(685)
Provision for income taxes	38	1	50	2
Net loss	$(502)	$(295)	$(1,947)	$(687)
Net loss attributable to common stockholders:
Basic	$(502)	$(295)	$(1,947)	$(687)
Diluted	$(502)	$(295)	$(1,947)	$(687)
Net loss per share attributable to common stockholders:
Basic	$(2.16)	$(0.34)	$(8.41)	$(0.79)
Diluted	$(2.16)	$(0.34)	$(8.41)	$(0.79)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	232,223,019	874,873,301	231,459,227	871,343,295
Diluted	232,223,019	874,873,301	231,459,227	871,343,295
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Net loss	$(502)	$(295)	$(1,947)	$(687)
Other comprehensive loss, net of tax:
Foreign currency translation	—	—	—	(1)
Total other comprehensive loss, net of tax	—	—	—	(1)
Total comprehensive loss	$(502)	$(295)	$(1,947)	$(688)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2022
Operating activities:
Net loss	$(1,947)	$(687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9	29
Provision for credit losses	37	19
Share-based compensation	10	384
Change in fair value of convertible notes and warrant liability	2,020	—
Changes in operating assets and liabilities:
Segregated securities under federal and other regulations	(215)	(20)
Receivables from brokers, dealers, and clearing organizations	(85)	(1)
Receivables from users, net	(2,104)	2,473
Deposits with clearing organizations	(47)	39
Operating lease right-of-use assets	(26)	1
Current and non-current prepaid expenses	(35)	11
Other current and non-current assets	761	(76)
Accounts payable and accrued expenses	182	(7)
Payables to users	1,871	(680)
Securities loaned	722	(2,284)
Current and non-current operating lease liabilities	33	3
Other current and non-current liabilities	(787)	(30)
Net cash provided by (used in) operating activities	399	(826)
Investing activities:
Purchase of property, software, and equipment	(22)	(19)
Capitalization of internally developed software	(6)	(14)
Purchase of investments	—	(27)
Sales of investments	—	5
Other	—	(5)
Net cash used in investing activities	(28)	(60)
Financing activities:
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	13
Taxes paid related to net share settlement of equity awards	—	(7)
Proceeds from issuance of convertible notes and warrants	3,552	—
Payments of debt issuance costs	—	(10)
Draws on credit facilities	1,348	11
Repayments on credit facilities	(1,348)	(11)
Proceeds from exercise of stock options, net of repurchases	7	5
Net cash provided by financing activities	3,559	1
Net increase (decrease) in cash, cash equivalents, segregated cash and restricted cash	3,930	(885)
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	6,190	10,270
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$10,120	$9,385
Cash and cash equivalents, end of the period	$5,078	$5,962
Segregated cash, end of the period	5,025	3,400
Restricted cash (current and non-current), end of the period	17	23
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$10,120	$9,385
Supplemental disclosures:
Cash paid for interest	$3	$6
Cash paid for income taxes, net of refund received	$3	$3
Non-cash operating activities:
Asset related to user cryptocurrencies safeguarding obligation	$—	$8,593
User cryptocurrencies safeguarding obligation	$—	$8,593
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	412,742,897	$2,180	232,257,374	$—	$149	$1	$(1,635)	$(1,485)
Net loss	—	—	—	—	—	—	(502)	(502)
Shares issued in connection with stock option exercise, net of repurchases	—	—	352,583	—	1	—	—	1
Share-based compensation	—	—	—	—	1	—	—	1
Balance as of June 30, 2021	412,742,897	$2,180	232,609,957	$—	$151	$1	$(2,137)	$(1,985)

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	869,808,009	$—	$11,400	$—	$(4,269)	$7,131
Net loss	—	—	—	—	—	—	(295)	(295)
Shares issued in connection with stock option exercise, net of repurchases	—	—	424,596	—	1	—	—	1
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	1,529,727	—	13	—	—	13
Issuance of common stock upon settlement of RSUs	—	—	6,764,433	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(269,601)	—	(4)	—	—	(4)
Share-based compensation	—	—	—	—	171	—	—	171
Balance as of June 30, 2022	—	$—	878,257,164	$—	$11,581	$—	$(4,564)	$7,017
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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	412,742,897	$2,180	229,031,546	$—	$134	$1	$(190)	$(55)
Net income	—	—	—	—	—	—	(1,947)	(1,947)
Shares issued in connection with stock option exercise, net of repurchases	—	—	3,578,411	—	7	—	—	7
Share-based compensation	—	—	—	—	10	—	—	10
Balance as of June 30, 2021	412,742,897	$2,180	232,609,957	$—	$151	$1	$(2,137)	$(1,985)

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	—	—	(687)	(687)
Shares issued in connection with stock option exercise, net of repurchases	—	—	1,862,954	—	5	—	—	5
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	1,529,727	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units	—	—	11,437,202	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(485,332)	—	(7)	—	—	(7)
Change in other comprehensive income	—	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	401	—	—	401
Balance as of June 30, 2022	—	$—	878,257,164	$—	$11,581	$—	$(4,564)	$7,017
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

ROBINHOOD MARKETS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Robinhood Markets, Inc. (“RHM” and, together with its subsidiaries, “Robinhood,” the “Company,” “we,” or “us”) was incorporated in the State of Delaware on November 22, 2013. Our most significant, wholly-owned subsidiaries are:
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
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platform, including those that collateralize margin loans, and, as a result, such securities are not presented on our unaudited condensed consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platform (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans); however, following our adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recognize a liability to reflect our safeguarding obligation along with a corresponding asset on our balance sheet related to the cryptocurrencies we hold in custody for users (refer to Note 2 for more information on the recent adoption of SAB 121).
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
There have been no material changes in our significant accounting policies as described in our consolidated financial statements included in our audited annual consolidated financial statements for the year ended December 31, 2021, other than recently adopted accounting pronouncements as described in Note 2. The unaudited condensed consolidated financial statements include the accounts of RHM and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform to the current period’s presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements.
Use of Estimates
In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures, on the unaudited condensed consolidated financial statements. We base our estimates on current and historical experience and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition, the determination of allowances for credit losses, the capitalization and estimated useful life of internally developed software, investment valuation, valuation of user cryptocurrencies safeguarding obligation and the corresponding asset, contingent liabilities, useful lives of property and equipment, the incremental borrowing rate used to determine the present value of lease payments, the valuation and recognition of share-based compensation, the valuation of the convertible notes and warrant liability, the valuation and estimated useful lives of acquired intangible assets, uncertain tax positions, accrued liabilities, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Concentration of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Market maker:
Citadel Securities, LLC	15%	19%	21%	21%
Entities affiliated with Susquehanna International Group, LLP(1)	9%	9%	11%	11%
B2C2 USA Inc.	—%	10%	—%	9%
Entity affiliated with Jane Street Group	12%	7%	9%	6%
Tai Mo Shan Limited(2)	29%	3%	21%	5%
All others individually less than 10%	14%	15%	18%	16%
Total as percentage of total revenue:	79%	63%	80%	68%
________________
(1)Consists of Global Execution Brokers, LP and G1X Execution Services, LLC
(2)Member of Jump Trading Group

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

Cryptocurrencies
We act as an agent in the cryptocurrency transactions of our users. We have determined we are an agent, for accounting purposes, because we do not control the cryptocurrency before delivery to the user, we are not primarily responsible for the delivery of cryptocurrency to our users, we are not exposed to risks arising from fluctuations of the market price of cryptocurrency before delivery to the user, and we do not set the prices charged to users. After purchasing cryptocurrency on the platform, users are the legal owners of cryptocurrency held under custody by us and users have all the rights and benefits of ownership, including the rights to appreciation and depreciation of the cryptocurrency. We do not allow users to purchase cryptocurrency on margin and cryptocurrency does not serve as collateral for margin loans. We hold cryptocurrency in custody for users in one or more omnibus cryptocurrency wallets; we do not utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the cryptocurrencies we hold in custody for users, and we are obligated to secure such assets from loss or theft. Based on the terms of our user agreement and applicable law, we believe the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. For additional information relating to platform bankruptcy generally, see Item 2, Part II of this Quarterly Report on Form 10-Q, “Risk Factors—Risks Related to Cryptocurrency Products and Services—Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”
Securities Borrowing and Lending
We operate a securities lending program under which shares that users have pledged to us to collateralize their margin borrowing are lent by us to third parties (“Margin Securities Lending”) and a securities lending program under which we borrow fully-paid shares from participating users and lend them to third parties (“Fully-Paid Securities Lending”). We also occasionally borrow securities from third parties for operational purposes, and we occasionally lend to third parties securities that we hold for our own account (such as our holdings to support fractional share operations).

When we lend securities to third parties, the borrower provides cash as collateral. We earn interest revenue on cash collateral deposited by borrowers, and we can also earn additional revenue for lending certain securities based on demand for those securities. For our Fully-Paid Securities Lending, portions of such revenues are paid to participating users, and those payments are recorded as interest expense. As of June 30, 2022, interest revenue earned and interest expenses incurred related to the Fully-Paid Securities Lending program were not material.

Our authorization from users to lend shares that collateralize their margin borrowing is found in our margin account agreement, our borrowing of fully-paid shares from users is conducted under the terms of our Fully-Paid Securities Lending program to which users consent when they enroll in that program, and substantially all of our securities lending and borrowing transactions with third parties are conducted under the terms of an industry-standard master securities loan agreement (“MSLA”), which has an open contractual term and may be terminated upon notice by either party. We have also entered into fixed-term securities lending agreements with two financial institution counterparties (the “Fixed-Term Securities Lending Agreements”). One of these agreements has a contractual term of 30 days per lending transaction with a daily minimum commitment of $25 million and another has a contractual term of 21 days per lending transaction with a daily minimum commitment of $35 million. Under these two agreements we lend to the counterparties (for a fixed term) securities that collateralize users’ margin borrowing, and we obtain cash collateral from the counterparties that we use to provide liquidity support for our margin lending to users.
Each of the MSLAs and Fixed-Term Securities Lending Agreements establishes a master netting arrangement between the lender and the borrower. A master netting arrangement is an agreement between two counterparties that creates a right of set-off for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. In connection with our securities borrowing and lending activities, however, our policy is to recognize all amounts that are subject to master netting arrangements on a gross basis in our consolidated balance sheets even though some of those amounts may be eligible for offset (i.e., to be presented on a net basis) under GAAP. Refer to Note 8 for more information and the gross presentation in tabular format.
Workforce Reduction
On April 26, 2022, we announced a reduction in force (the “April 2022 Restructuring”) as part of our efforts to improve efficiency and operating costs, increase our velocity, and ensure that we are responsive to the changing needs of our customers. The April 2022 Restructuring involved approximately 330 employees, representing approximately 9% of our full-time employees at that time. With respect to share-based compensation, we allowed affected employees’ awards to continue vesting over a transitional period (generally two months during which they remained employed but were not expected to provide active service), which were generally accounted for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the April 2022 Restructuring resulted in a net reduction to share-based compensation of $24 million, which was recognized in the three and six months ended June 30, 2022 (refer to Note 10 for more information). In addition, we recognized $17 million of restructuring charges related to the April 2022 Restructuring, which primarily consisted of employee-related wages and benefits and severance expense. As of June 30, 2022, $10 million of the unpaid restructuring charges were included in accounts payable and accrued liabilities on our unaudited condensed consolidated balance sheet, substantially all of which is expected to be paid in the third quarter of 2022.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In March 2022, the staff of the SEC issued SAB 121, which provides guidance to entities that have obligations to safeguard crypto-assets held in custody on behalf of their platform users. SAB 121 states that the entity should recognize a liability representing its obligation to safeguard such crypto-assets accompanied by a corresponding asset on its balance sheet representing the platform users’ crypto-assets held in custody measured at fair value initially and at each subsequent reporting period. SAB 121 also states that accompanying disclosures should be considered regarding the entity’s obligation to safeguard crypto-assets for platform users. We adopted SAB 121 as part of the financial statements covering the interim period ended June 30, 2022, with retrospective application as of the beginning of fiscal year 2022. As a result of (and solely by virtue of) our adoption of SAB 121, we recognized an asset captioned “Asset related to user cryptocurrencies safeguarding obligation” and a liability captioned “User cryptocurrencies safeguarding obligation,” each in the amount of $8.6 billion as of June 30, 2022, on our unaudited condensed consolidated balance sheets. We also added disclosures to Note 1 - Description of business and summary of significant accounting policies and Note 6 - Investments and fair value measurement.
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

NOTE 3: BUSINESS COMBINATIONS
Pending Acquisition of Ziglu
On April 16, 2022, we entered into a definitive agreement to acquire all outstanding equity of Ziglu Limited (“Ziglu”), a U.K.-based electronic money institution and crypto-asset firm that allows customers to buy and sell eligible cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money without fees. The aggregate consideration to be paid by us is estimated to be approximately $170 million, subject to customary purchase price adjustments set forth in the definitive agreement and payable primarily in cash while the remainder will be paid with a number of shares of our stock to be determined at closing. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close no later than the fourth quarter of 2022.
NOTE 4: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Transaction-based revenues:
Options	$165	$113	$363	$240
Cryptocurrencies	233	58	321	112
Equities	52	29	185	65
Other	1	2	2	3
Total transaction-based revenues	451	202	871	420

Net interest revenues:
Margin interest	31	39	59	74
Securities lending	40	23	75	47
Interest on investments and corporate cash	1	10	1	11
Interest on segregated cash and securities	1	6	2	7
Other interest revenue	—	2	1	2
Interest expenses related to credit facilities	(5)	(6)	(8)	(12)
Total net interest revenues	68	74	130	129

Other revenues	46	42	86	68

Total net revenues	$565	$318	$1,087	$617
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
The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2022	$83	$3
End of period, June 30, 2022	100	4
Changes during the period	$17	$1
The difference between the opening and ending balances of our contract receivables primarily results from timing differences between our performance and counterparties’ payments. We recognized substantially all revenue from amounts included in the opening contract liability balances in the six months ended June 30, 2022.
NOTE 5: ALLOWANCE FOR CREDIT LOSSES
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Beginning balance	$31	$20	$34	$40
Provision for credit losses	20	11	37	19
Write-offs	(16)	(13)	(36)	(41)
Ending balance	$35	$18	$35	$18
NOTE 6: INVESTMENTS AND FAIR VALUE MEASUREMENT
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

	December 31, 2021
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$5	$—	$—	$5
Commercial paper	14	—	—	14
Corporate bonds	7	—	—	7
Government bonds	1	—	—	1
Total investments	$27	$—	$—	$27

	June 30, 2022
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$8	$—	$—	$8
Commercial paper	21	—	—	21
Corporate bonds	10	—	—	10
Government bonds	7	—	—	7
Total investments	$46	$—	$—	$46
All of our debt securities as of December 31, 2021 and June 30, 2022 had a stated contractual maturity or redemption date within one year.
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$4,004	$—	$—	$4,004
Investments:
Asset-backed securities	—	5	—	5
Commercial paper	—	14	—	14
Corporate bonds	—	7	—	7
Government bonds	1	—		1
User-held fractional shares	1,834	—	—	1,834
Other current assets:
Equity securities - securities owned	14	—	—	14
Total financial assets	$5,853	$26	$—	$5,879

Liabilities
Fractional share repurchase obligations	$1,834	$—	$—	$1,834
Total financial liabilities	$1,834	$—	$—	$1,834

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,285	$—	$—	$1,285
Cash and securities segregated under federal and other regulations:
U.S. Treasury securities	20	—	—	20
Investments:
Asset-backed securities	—	8	—	8
Commercial paper	—	21	—	21
Corporate bonds	—	10	—	10
Government bonds	7	—	—	7
Asset related to user cryptocurrencies safeguarding obligation	—	8,593	—	8,593
User-held fractional shares	1,297	—	—	1,297
Other current assets:
Equity securities - securities owned	9	—	—	9
Total financial assets	$2,618	$8,632	$—	$11,250

Liabilities
User cryptocurrencies safeguarding obligation	$—	$8,593	$—	$8,593
Fractional shares repurchase obligations	1,297	—	—	1,297
Total financial liabilities	$1,297	$8,593	$—	$9,890

During the six months ended June 30, 2022, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

(in millions)	June 30, 2022
Dogecoin (DOGE)	$2,845
Bitcoin (BTC)	2,722
Ethereum (ETH)	2,173
Other	853
Total user cryptocurrencies safeguarding obligation and corresponding asset	$8,593
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of June 30, 2022.
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
For the three and six months ended June 30, 2021, we recorded expense due to changes in fair value of $515 million and $1.9 billion for the convertible notes and $13 million and $129 million for the warrant liability in our unaudited condensed consolidated statements of operations. No such expense related to the convertible notes was attributable to the change in the instrument-specific credit risk. We elected to present the component related to accrued interest in the change in fair value of convertible notes and warrant liability.
The significant unobservable inputs used in the fair value measurement of the convertible notes and warrant liability included:

	June 30, 2021
	Convertible notes	Warrant liability
Fair value of common stock	$38.00	$38.00
Volatility	N/A	56%
Risk free rate	N/A	1.42%

The following table sets forth a summary of the changes in the estimated fair value of our convertible notes and warrant liability:

(in millions)	Convertible notes	Warrant liability
Beginning of period, January 1, 2021	$—	$—
Issued during the period	3,299	253
Change in fair value	1,891	129
End of period, June 30, 2021	$5,190	$382
NOTE 7: INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2021	2022	2021	2022
Loss before income taxes	$(464)	$(294)	$(1,897)	$(685)
Provision for income taxes	38	1	50	2
Effective tax rate	(8.2)%	(0.3)%	(2.6)%	(0.3)%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three and six months ended June 30, 2021, the ETR was lower than the U.S. federal statutory rate primarily due to the non-deductible change in fair value of the convertible notes and warrant liability, and the change in valuation allowance on our U.S. federal and state deferred tax assets partially offset by our current federal and state taxes payable.
For the three and six months ended June 30, 2022, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by our current state taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended June 30, 2022, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
NOTE 8: SECURITIES BORROWING AND LENDING
When we lend securities to third parties we receive cash as collateral for the securities loaned. In the table below, the cash collateral we hold related to loaned securities is presented in “securities loaned” and the fair value of securities lent is presented in “security collateral pledged.” Similarly, when we borrow securities from third parties or fully-paid securities from users, we provide cash collateral. In the table below, the amount of that cash collateral is presented in “securities borrowed” and the fair value of the securities received is presented in “security collateral received.”
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross in our consolidated balance sheets (refer to Note 1 for more information).

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2021 and June 30, 2022:

	December 31,	June 30,
(in millions)	2021	2022
Assets	Securities borrowed
Gross amount of securities borrowed	$0.3	$65.6
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	0.3	65.6
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	0.3	65.6
Security collateral received	(0.3)	(63.3)
Net amount	$—	$2.3

Liabilities	Securities loaned
Gross amount of securities loaned	$3,651.0	$1,366.6
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	3,651.0	1,366.6
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	3,651.0	1,366.6
Security collateral pledged	(3,426.8)	(1,226.5)
Net amount	$224.2	$140.1

As described in Note 1, we obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2021 and June 30, 2022, we were permitted to re-pledge securities with a fair value of $9.21 billion and $5.69 billion under margin account agreements with users, and securities with a fair value of $0.3 million and $3.9 million that we had borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of June 30, 2022, we were permitted to re-pledge securities with a fair value of $1.1 billion including securities with a fair value of $59.4 million that we had borrowed from users.
As of December 31, 2021 and June 30, 2022, we had re-pledged securities with a fair value of $3.4 billion and $1.2 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2021 and June 30, 2022, we had re-pledged $220.1 million and $190.1 million of the permitted amounts under the Margin Securities Lending program with clearing organizations to meet deposit requirements.
NOTE 9: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
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

The Eurodollar Rate is equal to the Eurodollar Base Rate, which is derived from London Interbank Offered Rate (“LIBOR”), multiplied by the Statutory Reserve Rate (as defined in the agreement) at the applicable time. The Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Eurodollar Rate at such time for a one month interest period plus 1.00%. If LIBOR is unavailable or if we and the administrative agent elect, the Eurodollar Rate will be replaced by a rate calculated with reference to the Secured Overnight Financing Rate (as defined in the agreement) as set forth in the October 2019 Credit Facility agreement or an alternate benchmark rate selected by us and the administrative agent. There were no outstanding borrowings under the October 2019 Credit Facility at December 31, 2021 and June 30, 2022. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility quarterly in arrears.
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
In April 2022, we entered into a $2.28 billion committed and secured revolving line of credit (the “April 2022 Credit Facility”) with a maturity date of April 10, 2023, amending and restating the April 2021 Credit Facility. Under circumstances described in the agreement for the April 2022 Credit Facility, the aggregate commitments may be increased by up to $1.14 billion, for a total commitment under the agreement of $3.65 billion. The April 2022 Credit Facility terms are the same as the April 2021 Credit Facility in all material aspects except for the Short-Term Funding Rate is equal to the greatest of (i) Daily Simple SOFR (as defined in the agreement) plus 0.10%, (ii) the Federal Funds Effective Rate (as defined in the agreement) and (iii) the Overnight Bank Funding Rate (as defined in the agreement), in each case, in effect on such day. There were no outstanding borrowings under the April 2022 Credit Facility at June 30, 2022.
The October 2019 Credit Facility, April 2021 Credit Facility, and April 2022 Credit Facility contain customary covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. We were in compliance with all covenants under these facilities as of December 31, 2021 and June 30, 2022, as applicable.
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
NOTE 10: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of June 30, 2022, no terms of the preferred stock have been designated, no shares of preferred stock were outstanding and we have no present plan to issue any shares of preferred stock.
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
The convertible notes issued in February 2021 (see Note 6 for further information) were converted into 137.3 million shares of Class A common stock at a conversion price of $26.60 per share upon completion of our IPO.
Warrants
As of June 30, 2022, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share for a maximum purchase amount of $380 million. The warrants expire on February 12, 2031 and can be exercised in cash or for net shares at the holder’s option. As of June 30, 2022, the warrants have not been exercised and are included as a component of additional paid in capital on the unaudited condensed consolidated balance sheets.
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

As of June 30, 2022, an aggregate of 360 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 84 million shares had been issued under the plans, 148 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 128 million shares remained available for new grants under the 2021 Plan.
Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in millions)
Balance at December 31, 2021	14,527,468	$2.20	5.37	$226
Granted during the period	4,463,248	14.15
Exercised during the period	(1,986,252)	2.07
Cancelled and forfeited during the period	(390,114)	11.92
Balance at June 30, 2022	16,614,350	$5.20	5.42	$75
Options vested and expected to vest at June 30, 2022	16,614,350	$5.20	5.42	$75
Options exercisable at June 30, 2022	12,103,301	$2.04	4.96	$75
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the six months ended June 30, 2022:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	49,428,070	$31.78
Granted	44,896,905	12.44
Vested	(11,210,977)	24.60
Forfeited	(10,650,056)	27.28
Unvested at June 30, 2022	72,463,942	$21.57
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”). The following table summarizes the activity related to our Market-Based RSUs for the six months ended June 30, 2022:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	1,267,918	57,650,926	58,918,844	$23.50
Granted	—	—	—	—
Vested	(230,530)	—	(230,530)	2.34
Forfeited	—	—	—	—
Unvested at June 30, 2022	1,037,388	57,650,926	58,688,314	$23.58
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.

Share-Based Compensation
The following table presents share-based compensation on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Brokerage and transaction	$—	$1	$—	$2
Technology and development	1	59	2	141
Operations	—	1	—	5
Marketing	—	(2)	—	3
General and administrative	—	105	8	233
Total	$1	$164	$10	$384
The following table presents share-based compensation by award type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Time-Based RSUs	$—	$78	$—	$208
Market-Based RSUs	—	82	—	166
Employee Share Purchase Plan (“ESPP”)	—	3	—	7
Options	1	1	10	3
Total	$1	$164	$10	$384
The April 2022 Restructuring resulted in a net reduction of $24 million in share-based compensation expense, which was recognized in the three and six months ended June 30, 2022 and is reflected in the tables above. The $24 million was substantially all related to Time-Based RSUs, and primarily included $16 million in technology and development expense and $6 million in general and administrative expense.

We capitalized share-based compensation expense related to internally developed software of $7 million and $17 million during the three and six months ended June 30, 2022. The corresponding amount during the three and six months ended June 30, 2021 was immaterial.
As of June 30, 2022, there was $1.8 billion of unrecognized share-based compensation expense that is expected to be recognized over a weighted-average period of 2.2 years. Scheduled vesting for awards outstanding as of June 30, 2022, is as follows:

(in millions, except for number of shares)
	Number of Shares(1)	Expense
Remainder of 2022	13,419,964	$415
2023	26,663,047	628
2024	20,916,833	406
2025	13,864,617	269
2026	3,173,437	39
Total	78,037,898	$1,757
________________
(1) Excludes future ESPP shares and Market-Based RSUs for which the share price target has not been met as we cannot forecast the vesting of these shares.

The above schedule describes awards actually outstanding on June 30, 2022, without any adjustments for potential subsequent forfeitures, which are recognized as they occur, or subsequent equity grants.
NOTE 11: NET LOSS PER SHARE
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

The following table presents the calculation of basic and diluted loss per share:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net loss	$(502)	$(295)	$(1,947)	$(687)
Less: allocation of earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(502)	$(295)	$(1,947)	$(687)

Weighted-average common stock outstanding - basic	232,223,019	874,873,301	231,459,227	871,343,295
Dilutive effect of stock options and unvested shares	—	—	—	—
Weighted-average common stock outstanding - diluted	232,223,019	874,873,301	231,459,227	871,343,295

Net loss per share attributable to common stockholders:
Basic	$(2.16)	$(0.34)	$(8.41)	$(0.79)
Diluted	$(2.16)	$(0.34)	$(8.41)	$(0.79)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Redeemable convertible preferred stock	412,742,897	—	412,742,897	—
RSUs	132,048,248	131,163,406	132,048,248	131,163,406
Stock options	17,685,650	16,614,350	17,685,650	16,614,350
Unvested shares	128,228	378	128,228	378
Warrants	—	14,278,034	—	14,278,034
ESPP shares	—	304,900	—	304,900
Total anti-dilutive securities	562,605,023	162,361,068	562,605,023	162,361,068
NOTE 12: RELATED PARTY TRANSACTIONS
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
In February 2021, we issued two tranches of convertible notes and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (see Note 6 for further information). Two of the Tranche I investors were related parties prior to the completion of our IPO.

NOTE 13: LEASES
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
During the second quarter of 2022, we executed an agreement to assign one of our operating leases to a third-party assignee who assumed all of our obligations, liabilities, covenants, and conditions under the assigned lease. As a result of this agreement, we derecognized the related right-of-use assets of $23 million and lease liability of $22 million and recognized an immaterial amount of loss.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Fixed operating lease costs	$5	$9	$9	$18
Variable operating lease costs	2	1	3	3
Total lease costs	$7	$10	$12	$21
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease expenses are primarily related to payments made to our landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Other information related to our operating leases was as follows:

	December 31,	June 30,
	2021	2022
Weighted-average remaining lease term	7.29 years	7.30 years
Weighted-average discount rate	6.27%	6.42%
Cash flows related to leases were as follows:

	Six Months Ended June 30,
(in millions)	2021	2022
Operating cash flows:
Payments for operating lease liabilities	$1	$11
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$32	$32

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of June 30, 2022 are as follows:

(in millions)
Remainder of 2022	$16
2023	33
2024	31
2025	30
2026	22
Thereafter	85
Total undiscounted lease payments	217
Less: imputed interest	(46)
Less: lease incentives	(17)
Total lease liabilities	$154

NOTE 14: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $85 million as of December 31, 2021 and $110 million as of June 30, 2022. In our opinion, an adequate accrual had been made as of June 30, 2022 to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of June 30, 2022 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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
March 2020 Outages
A consolidated putative class action lawsuit relating to service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”) is pending in the United States District Court for the Northern District of California. The lawsuit generally alleges that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and we failed to implement appropriate backup systems. The lawsuit includes, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuit generally seeks damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. In May 2022, the parties notified the court that they had reached an agreement in principle resolving this action. The settlement agreement is subject to court approval.
In September 2021, approximately 400 jointly-represented customers initiated an arbitration of individual claims against us arising out of the March 2020 Outages and other alleged system outages. Robinhood is contesting the claims, and a hearing has been scheduled for September 2022.
Options Trading and Related Customer Communications and Displays
Certain state regulatory authorities are conducting investigations regarding RHF’s options trading and related customer communications and displays and options trading approval process. RHF is cooperating with the regulators’ requests. FINRA previously conducted an investigation and reached a settlement with RHF regarding the same options trading issues.
RHS Trade Reporting, Large Options Position Reporting, and ACATS Processing
In June 2021, RHF resolved with FINRA, on a no admit, no deny basis, certain investigations and examinations. As previously disclosed, that resolution did not address all the matters FINRA is investigating. In April 2022, FINRA Enforcement staff requested additional information related to RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility (“TRF”), the Over-the-Counter Reporting Facility (“ORF”), the Order Audit Trail System (“OATS”), and the Consolidated Audit Trail (“CAT”); reporting of accounts holding significant options positions to the Large Option Position Report (“LOPR”) system; and processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer Service (“ACATS”), an automated industry system for account asset transfers. RHS is cooperating with these investigations.
In October 2021, RHS received requests from the SEC Division of Enforcement regarding its compliance with Regulation SHO, and previously received similar requests from FINRA examinations staff. During the second quarter of 2022, RHS received additional requests from the SEC for information related to, among other things, RHS’s compliance with Regulation SHO’s trade reporting and other requirements in connection with securities lending and fractional share trading. We are cooperating with this investigation.
RHC Anti-Money Laundering, Cybersecurity, and Other Issues
In July 2020, the New York State Department of Financial Services (“NYDFS”) issued a report of its examination of RHC citing a number of “matters requiring attention” focused primarily on anti-money laundering and cybersecurity-related issues. The matter was subsequently referred to the NYDFS’s Consumer Protection and Financial Enforcement Division for investigation. In March 2021, the NYDFS informed RHC of alleged violations of applicable (i) anti-money laundering and New York Banking Law requirements, including the failure to maintain and certify a compliant anti-money laundering program, (ii) notification provisions under RHC’s Supervisory Agreement with the NYDFS, and (iii) cybersecurity and virtual currency requirements, including deficiencies in our policies and procedures regarding risk assessment, lack of an adequate incident response and business continuity plan, and deficiencies in our application development security. RHC and the NYDFS have reached a settlement with respect to these allegations in connection with which, among other things, RHC will pay a monetary penalty of $30 million and engage an independent compliance consultant.

Additionally, in April 2021, the California Attorney General’s Office issued an investigative subpoena to RHC, seeking documents and answers to interrogatories about RHC’s trading platform, business and operations, application of California’s commodities regulations to RHC, customer disclosures, and other matters. RHC is cooperating with this investigation.
Account Takeovers
In November 2020, FINRA Enforcement commenced an investigation into RHF concerning account takeovers, or circumstances under which an unauthorized actor successfully logs into a customer account, as well as anti-money laundering and cybersecurity issues. Since February 2021, RHF has received requests for documents and information from the SEC’s Division of Enforcement in connection with its investigation into account takeovers and, more recently, suspicious activity report filings and issues related to the Electronic Funds Transfer Act. Additionally, state regulators, including the New York Attorney General’s Office, have opened inquiries into RHM, RHF, and RHC related to account takeovers. We are cooperating with these investigations and inquiries.
In January 2021, Siddharth Mehta filed a putative class action in California state court against RHF and RHS, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiff generally alleges that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seek monetary damages and injunctive relief. In April 2022, the parties reached a settlement in principle to resolve this matter. The settlement agreement is subject to court approval.
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
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. The MSD has filed a notice of appeal. A hearing on the two remaining counts alleged by the MSD in its amended administrative complaint is expected to begin in early 2023.
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
In September 2021, plaintiffs filed an amended complaint asserting state law claims of negligence, breach of fiduciary duty, tortious interference with contract and business relationship, civil conspiracy, and breaches of the covenant of good faith and fair dealing and implied duty of care. In January 2022, the court dismissed the state law complaint with prejudice. Plaintiffs have appealed the court’s order to the United States Court of Appeals for the Eleventh Circuit.
In November 2021, the court dismissed the federal antitrust complaint without prejudice. In January 2022, plaintiffs filed an amended complaint in connection with the federal antitrust tranche and Robinhood moved to dismiss the amended complaint. In May 2022, the court dismissed the federal antitrust complaint with prejudice. Plaintiffs have appealed the court’s order to the United States Court of Appeals for the Eleventh Circuit.
In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. In January 2022, we moved to dismiss the federal securities law complaint. In July 2022, plaintiffs in the federal securities tranche informed us of their intent to file an amended complaint.
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
In addition, we received information and testimony requests from certain committees and members of the U.S. Congress and Mr. Tenev, among others, provided testimony with respect to the Early 2021 Trading Restrictions. In June 2022, the majority staff of the U.S. House Committee on Financial Services released a report regarding its investigation.
Registration Requirements for Member Personnel
In July 2021, RHF received a FINRA investigative request seeking documents and information related to its compliance with FINRA registration requirements for member personnel, including related to the FINRA non-registration status of Mr. Tenev and Co-Founder and Chief Creative Officer Mr. Bhatt. Robinhood is cooperating with the investigation.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint.
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
NOTE 15: SUBSEQUENT EVENTS
Workforce Reduction and Restructuring
On August 2, 2022 we announced another reduction in force, the planned closure of two offices, and related matters (the “August 2022 Restructuring”). The reduction in force involved approximately 780 employees, representing approximately 23% of our full-time employees. We estimate that we will incur approximately $30 million to $40 million of cash restructuring and related charges primarily related to employee severance and benefits costs (excluding the impact of share-based compensation) and approximately $15 million to $20 million of charges related to the office closures and contract termination fees, substantially all of which we expect to incur in the third quarter of 2022.
With respect to share-based compensation, as part of this reduction in force we will allow affected employees' awards to continue vesting over a transitional period (generally two months during which they remain employed but are not expected to provide active service), which we will generally account for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally) for the forfeited portions of such employees’ stock awards, we expect the August 2022 Restructuring will result in a net reduction to share-based compensation of approximately $40 million to $50 million in the third quarter of 2022. This estimate may change due to future changes in our stock price.

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
Data as of and for the three and six months ended June 30, 2021 and 2022 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
Financial Results and Performance
With respect to the three months ended June 30, 2022, as compared to the three months ended June 30, 2021:
•we generated total net revenues of $318 million compared to $565 million, for a year-over-year decrease of 44%;
•we incurred a net loss of $295 million, which included $164 million of share-based compensation expense, compared to a net loss of $502 million, which included expense of $528 million associated with the change in fair value of convertible notes and warrants issued in February 2021;
•our Adjusted EBITDA was negative $80 million compared to positive $90 million;
•we had Net Cumulative Funded Accounts of 22.9 million compared to 22.5 million, for year-over-year growth of 2%;
•we had Monthly Active Users (MAU) of 14.0 million compared to 21.3 million, for a year-over-year decrease of 34%, as our customers navigated the volatile market environment;
•we had Assets Under Custody (AUC) of $64.2 billion compared to $102.0 billion, for year-over-year decrease of 37%, primarily due to decreasing asset values in the current market environment;
•we had Average Revenues Per User (ARPU) of $56 compared to $112, for a year-over-year decrease of 50%. The decreases were primarily related to lower transaction-based revenue driven by the current market environment, which had a negative impact on the number of traders and notional trading volumes in all asset classes.
For definitions of “Net Cumulative Funded Accounts”, “MAU”, “AUC” and “ARPU” please see “—Key Performance Metrics.” Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”

Recent Developments
Pending Acquisition of Ziglu
On April 16, 2022, we entered into a definitive agreement to acquire all outstanding equity of Ziglu, a U.K.-based electronic money institution and crypto-asset firm that allows customers to buy and sell eligible cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money without fees for approximately $170 million. See Note 3 to our unaudited consolidated financial statements in this Quarterly Report for further information.

Restructurings

Through 2020 and the first half of 2021, we went through a period of hyper growth accelerated by several factors including pandemic lockdowns, low interest rates, and fiscal stimulus. From the beginning of 2020 to the end of 2021, we grew net funded accounts from 5.1 million to 22.7 million and revenue from $278 million in 2019 to $1.8 billion in 2021. To meet customer and market demands, we grew our headcount from 700 at the end of 2019 to nearly 3,900 at the end of the first quarter of 2022. This rapid headcount growth led to some duplicate roles and job functions with more layers and complexity than were optimal. As a result, we have undertaken two restructurings, detailed below, and significantly reduced our hiring plans for 2022.
April 2022 Restructuring. As part of our efforts to improve efficiency and operating costs, increase our velocity, and ensure that we are responsive to the changing needs of our customers, we announced the April 2022 Restructuring. This reduction in force involved approximately 330 employees, representing approximately 9% of our full-time employees at the time. In connection with the April 2022 Restructuring, we recognized a net reversal of share-based compensation of $24 million (refer to Note 10 to our unaudited consolidated financial statements in this Quarterly Report for further information) and restructuring charges of $17 million, which primarily consisted of employee-related wages and benefits and severance expenses.
August 2022 Restructuring. On August 2, 2022 we announced an additional reduction in force involving approximately 780 employees, representing approximately 23% of our full-time employees, the planned closure of two offices, and related matters. These actions are part of a Company reorganization into a general manager (GM) structure under which GMs will assume broad responsibility for our individual businesses.
In connection with the August 2022 Restructuring, we estimate that we will incur approximately $30 million to $40 million of cash restructuring and related charges primarily related to employee severance and benefits costs (excluding the impact of share-based compensation) and approximately $15 million to $20 million of charges related to the office closures and contract termination fees, substantially all of which we expect to incur in the third quarter of 2022.
With respect to share-based compensation, as part of this reduction in force we are allowing impacted employees' awards to continue vesting over a transitional period (generally two months during which they remain employed but are not expected to provide active service), which we will generally account for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally) for the forfeited portions of such employees’ stock awards, we expect the August 2022 Restructuring will result in a net reduction to share-based compensation of approximately $40 million to $50 million in the third quarter of 2022. This estimate may change due to future changes in our stock price.

COVID-19 Update
In the fourth quarter of 2021, we elected to become a “Remote First” company and we fully implemented this program in April 2022. Under this approach, a large segment of our employees has no assigned location or regular in-office requirement, some teams need to live within a commutable distance to an office location for regulatory and business reasons, and a small segment of our workforce will still need to come into the office. All employees currently have access to our offices throughout the country. Starting in July 2022, we no longer require proof of vaccination or a negative test for entry into our offices. We continue to monitor developments related to the pandemic, such as the severity and transmission rate of the virus and its variants, and we may adjust our workplace strategy as necessary.
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

Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
	2021	2022
Net Cumulative Funded Accounts(1) (in millions)	22.5	22.9
Monthly Active Users (MAU)(2) (in millions)	21.3	14.0
Assets Under Custody (AUC)(3) (in billions)	$102.0	$64.2
Average Revenues Per User (ARPU)(4)	$112	$56

________________
(1)A Robinhood account is designed to provide a user with access to any and all of the products offered on our platform. We define “Net Cumulative Funded Accounts” as New Funded Accounts less Churned Accounts plus Resurrected Accounts (each as defined below). A “New Funded Account” is a Robinhood account into which the account user makes an initial deposit or money or asset transfer, of any amount, during the relevant period. An account is considered “Churned” if it was ever a New Funded Account and its balance (measured as the fair value of assets in the account less any amount due from the user and excluding certain Company-initiated credits) drops to or below zero for at least 45 consecutive calendar days. Negative balances typically result from Fraudulent Deposit Transactions (as defined in Note 5 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information) and, less often, from margin loans. An account is considered “Resurrected” in a stated period if it was a Churned Account as of the end of the immediately preceding period and its balance (excluding certain Company-initiated credits) rises above zero. Examples of credits excluded for purposes of identifying Churned Accounts and Resurrected Accounts are price correction credits, related interest adjustments, and fee adjustments.

	Three Months Ended June 30,
(in millions)	2021	2022
Beginning Net Cumulative Funded Accounts	18.0	22.8
New funded accounts	5.1	0.4
Resurrected accounts	0.3	0.1
Churned accounts	(0.9)	(0.4)
Ending Net Cumulative Funded Accounts	22.5	22.9
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
(3)We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. The following table sets out the components of AUC by type of asset:

	Three Months Ended June 30,
(in billions)	2021	2022
Equities	$72.5	$51.2
Options	2.4	0.5
Cryptocurrencies	22.7	8.6
Cash held by users	9.9	8.1
Receivables from users	(5.5)	(4.2)
Assets Under Custody (AUC)	$102.0	$64.2
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

	Three Months Ended June 30,
(in billions)	2021	2022
Beginning AUC	$80.9	$93.1
Net Deposits	9.9	5.2
Net market gains (losses)	11.2	(34.1)
Ending AUC	$102.0	$64.2
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Net loss	$(502)	$(295)	$(1,947)	$(687)
Add:
Interest expenses related to credit facilities	5	6	8	12
Provision for income taxes	38	1	50	2
Depreciation and amortization	5	17	9	29
EBITDA (non-GAAP)	(454)	(271)	(1,880)	(644)
Share-based compensation(1)	1	164	10	384
Change in fair value of convertible notes and warrant liability	528	—	2,020	—
Restructuring charges(2)	—	17	—	17
Significant legal and tax settlements and reserves	15	10	55	20
Adjusted EBITDA (non-GAAP)	$90	$(80)	$205	$(223)
________________
(1)Share-based compensation included a net reduction of $24 million as a result of the reversal of previously recognized expense for stock awards that were forfeited in connection with the April 2022 Restructuring.
(2)Restructuring charges related to the April 2022 Restructuring and primarily consisted of employee-related wages and benefits and severance expenses.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenues:
Transaction-based revenues	$451	$202	$871	$420
Net interest revenues	68	74	130	129
Other revenues	46	42	86	68
Total net revenues	565	318	1,087	617

Operating expenses:(1)
Brokerage and transaction	38	30	79	61
Technology and development	156	244	273	510
Operations	101	86	168	177
Marketing	94	24	196	58
General and administrative	112	226	249	494
Total operating expenses	501	610	965	1,300
Change in fair value of convertible notes and warrant liability	528	—	2,020	—
Other income (expense), net	—	2	(1)	2
Loss before income taxes	(464)	(294)	(1,897)	(685)
Provision for income taxes	38	1	50	2
Net loss	$(502)	$(295)	$(1,947)	$(687)
_______________
(1)Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Brokerage and transaction	$—	$1	$—	$2
Technology and development	1	59	2	141
Operations	—	1	—	5
Marketing	—	(2)	—	3
General and administrative	—	105	8	233
Total share-based compensation expense	$1	$164	$10	$384

Comparison of the Three and Six Months Ended June 30, 2021 and 2022
Revenues
Transaction-Based Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Transaction-based revenues
Options	$165	$113	(32)%	$363	$240	(34)%
Cryptocurrencies	233	58	(75)%	321	112	(65)%
Equities	52	29	(44)%	185	65	(65)%
Other	1	2	100%	2	3	50%
Total transaction-based revenues	$451	$202	(55)%	$871	$420	(52)%
Transaction-based revenues as a % of total net revenues:
Options	29%	36%		33%	39%
Cryptocurrencies	41%	18%		30%	18%
Equities	9%	9%		17%	11%
Other	—%	1%		—%	—%
Total transaction-based revenues	79%	64%		80%	68%
Transaction-based revenues decreased by $249 million and $451 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year. The decreases were primarily driven by the market environment which had a negative impact on the number of traders and notional trading volumes in all asset classes. We define "notional trading volume" for any specified asset class as the aggregate dollar value (purchase price or sale price as applicable) of trades executed in that asset class over a specified period of time. We define “daily average revenue trades” for any asset class as the total number of revenue generating trades for such asset class executed during a given period divided by the number of trading days for such asset class in that period.
While cryptocurrencies revenue benefited from a higher rebate rate from crypto market makers (initial increase was effective in late December 2021 and a further increase was effective in May 2022), this benefit was offset by lower trading volumes. Our daily average revenue trades for cryptocurrencies decreased for the three and six months ended June 30, 2022, from 2.6 million to 0.4 million and from 2.0 million to 0.4 million, compared to the same periods in the prior year. The number of users placing cryptocurrency trades decreased 75% and 67% while the average notional volume traded per trader was down 60% and 46%, for the three and six months ended June 30, 2022, compared to the same periods in the prior year.
Our daily average revenue trades for equities decreased for the three and six months ended June 30, 2022, from 2.8 million to 1.6 million and from 4.0 million to 1.7 million, compared to the same periods in the prior year. The number of users placing equity trades decreased 50%, for both of the three and six months ended June 30, 2022, compared to the same periods in the prior year, while the average notional volume traded per trader increased 21% and decreased 7%.

Our daily average revenue trades for options decreased for the three and six months ended June 30, 2022, from 0.8 million to 0.5 million and from 0.9 million to 0.6 million, compared to the same periods in the prior year. The number of users placing option trades decreased 41% and 44% while the average number of contracts traded per trader went up 30% and 31%, for the three and six months ended June 30, 2022, compared to the same periods in the prior year.
Net Interest Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Net interest revenues:
Margin interest	$31	$39	26%	$59	$74	25%
Securities lending	40	23	(43)%	75	47	(37)%
Interest on investments and corporate cash	1	10	900%	1	11	NM
Interest on segregated cash and securities	1	6	500%	2	7	250%
Other interest revenue	—	2	NM	1	2	100%
Interest expenses related to credit facilities	(5)	(6)	20%	(8)	(12)	50%
Total net interest revenues	$68	$74	9%	$130	$129	(1)%
Net interest revenues as a % of total net revenues:
Margin interest	5%	12%		5%	12%
Securities lending	7%	7%		7%	8%
Interest on corporate cash and investments	—%	3%		—%	2%
Interest on segregated cash and securities	—%	2%		1%	1%
Other interest revenue	—%	1%		—%	—%
Interest expenses related to credit facilities	(1)%	(2)%		(1)%	(2)%
Total net interest revenues	11%	23%		12%	21%
Net interest revenues increased by $6 million and decreased by $1 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily driven by higher interest revenues earned from margin borrowings, investments and corporate cash, and segregated cash and securities, partially offset by lower interest revenues earned through securities lending activities.
Increased net interest revenues were driven by the higher interest rate environment due to the rise in the federal funds rate, which is an input to our floating margin rate calculation and impacts the interest rate we receive on investable assets. Interest revenues earned on margin borrowings increased by $8 million and $15 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year. The first $1,000 in margin borrowed by each user is not charged interest. Net interest revenues earned from investments and corporate cash increased by $9 million and $10 million for both the three and six months ended June 30, 2022 and net interest revenues earned from segregated cash and securities also increased by $5 million for both the three and six months ended June 30, 2022. These increases were partially offset by the $17 million and $28 million decrease in net interest revenues earned from securities lending transactions for the three and six months ended June 30, 2022 due to lower demand in hard-to-borrow securities.

Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Other revenues	$46	$42	(9)%	$86	$68	(21)%
Other revenues as a % of total net revenues	8%	13%		8%	11%
Other revenues decreased by $4 million and $18 million, for the three and six months ended June 30, 2022, compared to the same periods in the prior year, which was substantially due to decreases relating to fees charged to users for facilitating the transfer of their account to another broker-dealer.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Operating expenses:
Brokerage and transaction	$38	$30	(21)%	$79	$61	(23)%
Technology and development	156	244	56%	273	510	87%
Operations	101	86	(15)%	168	177	5%
Marketing	94	24	(74)%	196	58	(70)%
General and administrative	112	226	102%	249	494	98%
Total operating expenses	$501	$610		$965	$1,300	35%
Percent of net revenues:
Brokerage and transaction	7%	9%		7%	10%
Technology and development	28%	77%		25%	83%
Operations	18%	27%		15%	29%
Marketing	17%	8%		18%	9%
General and administrative	20%	71%		23%	80%
Total operating expenses	90%	192%		88%	211%

Brokerage and Transaction

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Broker-dealer transaction expenses	$13	$5	(62)%	$29	$14	(52)%
Market data expenses	7	7	—%	15	14	(7)%
Employee compensation, benefits, and overhead, excluding share-based compensation	4	5	25%	7	10	43%
Cash management transaction expenses	3	2	(33)%	5	4	(20)%
Share-based compensation	—	1	NM	—	2	NM
Other	11	10	(9)%	23	17	(26)%
Total	$38	$30	(21)%	$79	$61	(23)%
Brokerage and transaction costs decreased by $8 million and $18 million, for the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily due to decreases in broker-dealer transaction expenses of $8 million and $15 million, driven by lower trading volume and a reduction of certain of these expenses effective in June 2021, as well as decreases in bank charges, included in other brokerage and transaction costs, of $5 million and $10 million as a result of more favorable pricing from our banking counterparties. These decreases were partially offset by increases in other employee compensation, benefits, and overhead of $1 million and $3 million as our brokerage teams have grown to support the growth of our user base and platform, and increases in share-based compensation expense of $1 million and $2 million as vesting conditions were met upon our IPO in July 2021.
Technology and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$70	$105	50%	$121	$207	71%
Share-based compensation	—	59	NM	1	141	NM
Cloud infrastructure services	71	$48	(32)%	125	104	(17)%
Software and tools	13	27	108%	23	48	109%
Other	2	5	150%	3	10	233%
Total	$156	$244	56%	$273	$510	87%
Technology and development costs increased by $88 million and $237 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily due to increases in share-based compensation expense of $59 million and $140 million as vesting conditions were met upon our IPO in July 2021 and increases in other employee compensation, benefits, and overhead of $35 million and $86 million as our engineering, data science, and design teams have grown to support the growth of our user base and develop new products. For the three and six months ended June 30, 2022, share-based compensation expense included a net reduction of $16 million and other employee compensation expense included approximately $6 million of separation related expenses due to the April 2022 Restructuring. Additionally, we experienced increases of $14 million and $25 million in costs for other software services utilized in delivering our products. These increases were offset by $23 million and $21 million decreases in cloud infrastructure services primarily due to cost optimization efforts focusing on improvements in utilization of cloud infrastructure.
Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$30	$42	40%	$52	$85	63%
Customer experience	25	27	8%	41	57	39%
Provision for credit losses and fraud	40	12	(70)%	58	23	(60)%
Share-based compensation	—	1	NM	—	5	NM
Other	6	4	(33)%	17	7	(59)%
Total	$101	$86	(15)%	$168	$177	5%
Operations costs decreased by $15 million and increased by $9 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily due to decreases in provision for credit losses and fraud of $28 million and $35 million primarily related to Fraudulent Deposit Transactions as we continue to strengthen our process to identify high risk users and transactions on our platform and prevent Fraudulent Deposit Transactions. Additionally, we experienced decreases of $2 million and $10 million in other operations expense primarily related to costs associated with new customer onboarding and account verification as the growth of our user base in recent periods had been slow compared to the accelerated growth we experienced in the first half of 2021. For example, our new funded accounts decreased by 91% from 5.1 million for the quarter ended June 30, 2021 to 0.4 million for the quarter ended June 30, 2022. These decreases were offset by increases in other employee compensation, benefits, and overhead for customer support and other operations employees of $12 million and $33 million as we increased the number of our dedicated customer support professionals. Other employee compensation expense for the three and six months ended June 30, 2022 included approximately $3 million of separation related expenses due to the April 2022 Restructuring. Finally, we experienced an increase in costs related to third-party customer support vendors of $2 million and $16 million as we continued to make investments to support our users, and an increase in share-based compensation expense of $1 million and $5 million as vesting conditions were met upon our IPO in July 2021.

Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$9	$8	(11)%	$16	$19	19%
Digital marketing	17	5	(71)%	33	11	(67)%
Share-based compensation	—	(2)	NM	—	3	NM
Marketing incentives	53	3	(94)%	107	7	(93)%
Creative services	7	4	(43)%	10	7	(30)%
Brand marketing	7	1	(86)%	18	2	(89)%
Other	1	5	400%	12	9	(25)%
Total	$94	$24	(74)%	$196	$58	(70)%
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

	June 30,
(in millions)	2021	2022
Beginning balance, January 1	$1	$—
Fair value of current period awards	114	7
Changes in estimate of unclaimed awards for current and prior periods	(1)	—
Reversals related to unclaimed, expired awards	(8)	(1)
Claimed awards	(106)	(6)
Ending balance, June 30	$—	$—
Marketing costs decreased by $70 million and $138 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily due to decreases in marketing incentives of $50 million and $100 million, substantially all of which was due to lower costs associated with the Robinhood Referral Program, which was in line with the slow growth in our user base in recent periods.
Additionally, digital marketing and brand marketing decreased by $12 million and $22 million, and $6 million and $16 million. During the first half of 2021, we invested significantly in marketing costs to raise brand awareness. As we established our brand, we switched to a more disciplined strategy in our marketing spending.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Share-based compensation	$—	$105	NM	$8	$233	NM
Employee compensation, benefits, and overhead, excluding share-based compensation	44	64	45%	78	128	64%
Legal expenses	23	17	(26)%	53	44	(17)%
Other professional fees	13	17	31%	25	33	32%
Settlements and penalties	21	11	(48)%	63	23	(63)%
Business insurance	3	10	233%	5	21	320%
Other	8	2	(75)%	17	12	(29)%
Total	$112	$226	102%	$249	$494	98%
General and administrative costs increased by $114 million and $245 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily due to increases in share-based compensation recognized of $105 million and $225 million as vesting conditions were met upon our IPO in July 2021, including $82 million related to executive compensation arrangements (see Note 10 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information). The share-based compensation expense for the three and six months ended June 30, 2022 included a net reduction of $6 million due to the April 2022 Restructuring. Additionally, to support the growth of our business, other employee compensation, benefits, and overhead also increased by $20 million and $50 million as we continued to increase our general and administrative personnel. Other employee compensation expense for the three and six months ended June 30, 2022 included approximately $7 million of separation related expenses due to the April 2022 Restructuring. Business insurance increased by $7 million and $16 million, which was primarily attributable to additional costs of being a public company. These increases were partially offset by decreases of $10 million and $40 million in costs associated with legal settlements. Refer to Note 14 of our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Change in Fair Value of Convertible Notes and Warrant Liability

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Change in fair value of convertible notes and warrant liability	$528	$—	NM	$2,020	$—	NM
Change in fair value of convertible notes and warrant liability was due to the mark-to-market adjustment of the convertible notes and warrants we issued in February 2021. Upon completion of our IPO, the aggregate outstanding principal and accrued interest of the convertible notes converted into Class A common stock and the warrants became equity-classified, which resulted in the warrant liability being reclassified to additional paid-in capital. There will be no additional mark-to-market adjustments related to the convertible notes or warrant liability. See Note 6 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Provision for income taxes	$38	1	(97)%	$50	$2	(96)%
Provision for income taxes decreased by $37 million and $48 million, for the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily due to the increase in total business operating expenses, and offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and by our current state taxes payable.
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
Cash, Cash Equivalents, and Investments
Our cash, cash equivalents, and investments were $6.3 billion and $6.0 billion as of December 31, 2021 and June 30, 2022. Our investment portfolio comprises highly liquid available-for-sale securities, including asset-backed securities, commercial paper, corporate bonds, and government bonds.
Revolving Lines of Credit
As of June 30, 2022, we had a total of $2.91 billion in committed revolving lines of credit. See Note 9 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Lease and Purchase Commitments
The following table summarizes our short- and long-term material cash requirements as of June 30, 2022:

	Payments Due by Period
(in millions)	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Operating lease commitments	$217	$16	$64	$52	$85
Non-cancelable purchase commitments(1)	1,203	124	572	506	1
Total	$1,420	$140	$636	$558	$86
(1)Non-cancelable purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. They are primarily commitments for cloud infrastructure and data services, business insurance and tenant improvements.

In addition to lease and purchase commitments, we have two committed financing agreements: one with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million. See "Securities Borrowing and Lending" in Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2021	2022
Cash provided by (used in):
Operating activities	$399	$(826)
Investing activities	(28)	(60)
Financing activities	3,559	1
Cash provided by and used in operating activities consisted of net loss adjusted for certain non-cash items including change in fair value of convertible notes and warrant liability, share-based compensation expense, depreciation and amortization, and provision for credit losses, as well as the effect of changes in operating assets and liabilities. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments, and vendor payment terms.
For the six months ended June 30, 2022, cash used in operating activities was $826 million, primarily due to a net loss of $687 million, adjusted for the add back of non-cash expenses of $432 million, consisting primarily of share-based compensation expense of $384 million, depreciation and amortization of $29 million, and provision for credit losses of $19 million. Additionally, there was a cash outflow due to changes in operating assets and liabilities of $571 million, primarily due to a decrease of $2.3 billion in securities loaned and a decrease in payables to users of $680 million driven by an decrease in customer cash held, offset by a decrease in receivables from users, net, of $2.5 billion, driven by an decrease in margin borrowing from users.
For the six months ended June 30, 2021, cash provided by operating activities was $399 million, partially due to a net loss of $1.9 billion, adjusted for the add back of non-cash expenses of $2.1 billion consisting primarily of changes in fair value of convertible notes and warrant liability of $2.0 billion, provision for credit losses of $37 million, share-based compensation expense of $10 million, and depreciation and amortization of $9 million. Additionally, there was a cash inflow due to changes in operating assets and liabilities of $270 million, primarily due to an increase in payables to users of $1.9 billion driven by an increase in customer cash held in line with the growth in our user base and an increase in securities loaned of $722 million, offset by an increase in receivables from users, net of $2.1 billion, driven by an increase in margin receivables due to the growth in our user base and a decrease in our margin interest rate.
For the six months ended June 30, 2022, cash used in investing activities was $60 million, which primarily consisted of $27 million used for the purchase of investments, $19 million in purchases of property, software, and equipment, and $14 million in capitalization of internally developed software. For the six months ended June 30, 2021, cash used in investing activities was $28 million, which primarily consisted of $22 million in purchases of property, software and equipment and $6 million in capitalization of internally developed software.
For the six months ended June 30, 2021, cash provided by financing activities was $3.6 billion, which primarily consisted of the proceeds from issuance of convertible notes and warrants of $3.6 billion.

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
The tables below summarize the net capital, capital requirements and excess net capital of RHS and RHF as of periods presented:

	June 30, 2022
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,922	$85	$2,837
RHF	$146	$0.25	$145
As of June 30, 2022, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingent assets and liabilities on our unaudited condensed consolidated financial statements. We base our estimates on historical experience and other assumptions we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. We regularly assess these estimates; however, actual amounts could differ from those estimates.
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2021 Form 10-K.
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
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents, cash and securities segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of June 30, 2022, indicate that a hypothetical 100 basis point increase or decrease in interest rates would have had a positively correlated impact of approximately 13% on total net revenues.
We also have exposure to change in interest rates related to our variable-rate credit facilities. See Note 9 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of June 30, 2022, we had limited financial exposure associated with changes in interest rates as of such date.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements— Note 14—Commitments and Contingencies—Contingencies.”

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
•We have grown rapidly in recent years and we have limited operating experience at our current scale. If we are unable to manage our business effectively, including the size of our workforce, our financial performance might suffer and our brand and company culture could be harmed.
•We might not grow in line with historical rates.
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
•Our business has been and might continue to be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.

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
We began operations in 2013, publicly launched our first product in 2015, and have since continued to introduce new products and services to our platform. As a result, our business model has not been fully proven and we have limited financial data that can be used to evaluate our current business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model, and manage future growth and risks. Our historical revenue growth should not be considered indicative of our future performance. For example, most of our operating history coincided with an extended period of general macroeconomic growth in the United States, particularly in U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant prolonged downturn in U.S. equity markets and we might not be able to respond effectively to any such downturn or slowdown in the future, such as if the current environment marked by higher interest rates and rising inflation continues or worsens. We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. We might fail to adequately address these and other challenges we may face, and our business will be adversely affected if we do not manage these risks successfully. In addition, we might not achieve sufficient revenue to maintain positive cash flows from operations or profitability in any given period, or at all.

We have grown rapidly in recent years and we have limited operating experience at our current scale. If we are unable to manage our business effectively, including the size of our workforce, our financial performance might suffer and our brand and company culture could be harmed.
We have expanded our operations rapidly and have limited operating experience at our current size and scale. Between December 31, 2019 and December 31, 2021, our employee headcount increased from approximately 700 to approximately 3,800, and as of March 31, 2022, we had approximately 3,900 employees. In April 2022, we announced the April 2022 Restructuring involving approximately 330 employees, representing approximately 9% of our full-time employees at that time, and as of June 30, 2022 we had approximately 3,400 employees. In August 2022, we announced the August 2022 Restructuring involving approximately 780 employees, representing approximately 23% of our full-time employees and reducing our headcount to approximately 2,600 employees. We have also scaled back hiring plans for the remainder of 2022. We face a risk that our efforts to control costs could result in reduced productivity and deteriorating workforce morale, which could cause our business initiatives to suffer.

If current market conditions improve, we face a risk that renewed business growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed employee base.

Our business growth strategy contemplates significant expenditures for marketing, acquisitions, expansion into new countries and markets, enhancements to our current offerings and development of new products and services, and these efforts might not be successful. In addition, our business is highly dependent on our technology platform, and we also rely on certain third-party service providers and computer systems. Any failure to maintain or upgrade our technology or network infrastructure effectively to support our growth, particularly if our customer base grows and we experience any corresponding surges in trading volume, or any interruption in the third-party services or deterioration in the quality of their service or performance, could result in unanticipated system disruptions, partial or full platform outages or other performance problems which have in the past and might in the future result in degraded service, costly litigation, regulatory and U.S. Congressional inquiries, examinations and investigations, customer dissatisfaction, arbitration and complaints and reputational harm and might have an adverse effect on our business. For example, we experienced (i) the March 2020 Outages and (ii) partial service outages and degraded service on our cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”). In addition, our customer service team has historically experienced, from time to time, and continues to experience backlogs responding to customer support requests, including in connection with the April-May 2021 Disruptions, and reviewing new account applications, due to significant spikes in volumes. Further, any growth must be accomplished in a manner that is consistent with regulatory requirements that apply to our business. If we do not adapt to meet these evolving challenges and requirements, or if our management team does not effectively scale with such growth, we might experience erosion to our brand, the quality of our products and services might suffer, we might face regulatory obstacles, including adverse enforcement actions, other regulatory restrictions or limitations, or failure to obtain regulatory approvals required for certain types of growth, and our company culture might be harmed. We might also experience difficulties in providing adequate customer support to our customer base. Failure to improve, maintain or increase customer support now or in the future could inhibit our growth.

Because we have limited experience operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model potential future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market for our products and services, substantial uncertainty concerning how these markets might develop, the complex regulatory regimes applicable to different aspects of our business, and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual results and to predict the risks and challenges we might encounter.

We might not grow in line with historical rates.
We have grown rapidly over the last few years. In particular, from March 2020 through June 2021, we experienced a significant increase in revenue, MAU, AUC, and Net Cumulative Funded Accounts. For example, for full years 2019, 2020, and 2021, our revenue was $278 million, $959 million, and $1,815 million, respectively, representing annual growth of 245% in 2020 and 89% in 2021. Similarly, at year-end 2019, 2020, and 2021 we had Net Cumulative Funded Accounts of 5.1 million, 12.5 million, and 22.7 million, respectively, representing annual growth of 143% in 2020 and 81% in 2021.

The circumstances that accelerated the growth of our business over the last few years have not continued, and might not return in the future, and we expect our growth rates in revenue, MAU, AUC, and Net Cumulative Funded Accounts to decline in future periods, and such declines could be significant. It is also possible that revenue, MAU, AUC, and Net Cumulative Funded Accounts might fail to grow at all, and might decline. For example, during the first half of 2021 we experienced high trading volume and account sign-ups as well as high market volatility, particularly in certain market sectors, but those growth factors were largely absent during the second half of 2021. Sequentially from the first half of 2021 compared to the second half of 2021, revenue declined by 33% and Net Cumulative Funded Accounts remained roughly flat. For the first half of 2022, total net revenues decreased by 43% while Net Cumulative Funded Accounts remained roughly flat compared to the second half of 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. Our historical annual revenue growth rates are likely to decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We might be negatively impacted as the pandemic wanes and customers spend less time at home. We might also experience declines in our revenue growth rate (or negative growth) as a result of a number of other factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that could reduce financial activity and the maturation of our business, among others. For instance, the current market environment has been marked by higher interest rates and rising inflation, which has negatively impacted Net Cumulative Funded Accounts and MAU and will likely continue to do so if such environment persists or worsens. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
We incurred operating losses each year from our inception in 2013 through 2019, including net losses of $6 million, $58 million, and $107 million for years 2017, 2018, and 2019, respectively. Although we generated positive net income for 2020, we returned to a net loss position for 2021 as our operating expenses increased substantially. Although we are actively evaluating ways to reduce our operating expenses, we might not be able to increase our revenue and/or reduce our operating expenses by sufficient amounts to become profitable again. If we are unable to generate adequate revenue to offset our operating expenses, we will continue to incur operating losses, which could be significant, and we might not be able to achieve profitability in the future.
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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in November 2018, the SEC amended its rules relating to broker-dealer disclosure of order handling and routing to require that, among other things, such public disclosures must now describe additional detail regarding terms of PFOF arrangements and profit-sharing relationships that may influence a broker-dealer’s routing decision, including information about average rebates the broker received from, and fees the broker paid to, market makers. As previously disclosed, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined above). We also face a risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise, including regulation that could substantially limit or ban such practices, or pursue additional inquiries or investigations relating to PFOF practices. For example, a bill to direct the SEC to study and consider banning or limiting PFOF in the form of exchange rebates or payments from market centers to broker dealers, conflicts of interest based on PFOF arrangements, and the impact of PFOF on the quality of order execution passed out of the House Financial Services Committee in July 2021. In an August 2021 interview, Gary Gensler, Chair of the SEC, commented that a full ban of PFOF was “on the table.” Also in a June 2022 keynote address to an investor conference (the “June 2022 Keynote”), Chair Gensler indicated that he had instructed the staff of the SEC to make rulemaking recommendations to the SEC regarding a variety of market issues and practices, including minimum pricing increments, the National Best Bid and Offer, disclosure of order execution quality, best execution, PFOF, exchange rebates and related access fees, and order-by-order competition (including the possibility of requiring that orders be routed into an open auction system). Any new or heightened PFOF regulation could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might also make it more difficult for us to expand our platform in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

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

We also might be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, PFOF practices and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. In his September 2021 testimony before the U.S. Senate Committee on Banking, Housing and Urban Affairs, Gary Gensler, Chair of the SEC, described a number of on-going projects he had instructed SEC staff to pursue related to market structure, including review of PFOF, best execution in the context of the National Best Bid and Offer system, and cryptocurrency asset markets and trading platforms. Chair Gensler made similar comments in his October 2021 testimony before the U.S. House Committee on Financial Services, including noting that the National Best Bid and Offer system might benefit from modernization and might no longer necessarily be an appropriate baseline from which to measure price improvement in the context of assessing best execution (together with his September 2021 testimony, the “Gensler Market Structure Testimony”). And in his June 2022 Keynote, Chair Gensler indicated he has instructed SEC staff to make rulemaking recommendations on these topics. There is a risk that these bodies might adopt additional regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulation could have a material adverse impact on our business and our primary source of revenue.

We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.
Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC, FINRA, and various state regulators also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. As of June 30, 2022, on a consolidated basis we had $6.0 billion in cash and cash equivalents and $2.91 billion available under our existing credit facilities. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs.

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including the DTC, NSCC, and the OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, as well as capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio.

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

We might also need additional capital to continue to support our business and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, acquire and invest in complementary businesses and technologies, and to fund payments on our obligations at the parent company level, such as any debt obligations we might incur. To meet liquidity needs at the parent level, we might need to rely on dividends, distributions and other payments from our subsidiaries. Regulatory and other legal restrictions might limit our ability to transfer funds to or from some subsidiaries. For example, under FINRA rules applicable to RHS, a dividend of over 10% of a member firm’s excess net capital must not be paid without FINRA’s prior written approval.

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
•the April 2022 and August 2022 restructurings or any similar such reductions or activities in the future;
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

Our business has been and might continue to be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax and interest rates, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, changes in volume of securities or cryptocurrencies trading generally, changes in the markets in which such transactions occur (such as the bear markets that developed for equities and crypto in the second quarter of 2022), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. In the second quarter of 2022, our daily average revenue trades for options and equities declined by 17% and 13%, while daily average revenue trades for cryptocurrencies increased by 12%, respectively, from the prior quarter. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, could result in reduced revenues and adversely affect our business, financial condition, and results of operations. Significant downturns in such markets or in general economic and political conditions could also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business results.

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

However, we have seen the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. For example, the pace of growth in new funded accounts slowed considerably in the second half of 2021 (compared to the first half of 2021) and remained roughly flat in the first half of 2022. Additionally, to the extent that government stimulus measures enacted in response to the pandemic contributed to an increase in customer engagement, that benefit might not have continued as those stimulus measures have expired. For example, we saw MAU decline from 21.3 million in June 2021 to 14.0 million in June 2022. Further, if the financial markets continue to experience a downturn, we might have difficulty retaining customers, particularly first-time retail investors, who might elect not to continue to invest in the financial markets by trading on our platform or at all due to any number of factors: as a result of a prolonged downturn, a lack of access to additional stimulus funds, the ability to resume pre-COVID-19 activities, or otherwise. To the extent that customer preferences revert to pre-COVID-19 behaviors or the financial markets experience reduced volatility or prolonged decline, our trading volumes and transaction-based revenues could continue to decline.

The COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, could adversely impact our customers, employees and business partners, and continue to disrupt our operations, including as the pandemic and related supply-chain disruptions contribute to a general slowdown in the global economy. The COVID-19 pandemic has resulted, in part, in inefficiencies and delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce continues to work remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to adapt to the long-term distributed Remote First workforce model we have adopted, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict. The future of remote work and our physical office build-out strategy have been challenged by the COVID-19 pandemic, which might adversely affect successful cross-functional collaboration, product development velocity, and our company culture. In particular, our new Remote First workforce model increases risk of culture drift and could lead to lower operational effectiveness. As vaccination rates among the population have increased, we have opened our corporate offices and provided access to all employees across the country, and starting in July 2022 we no longer require proof of vaccination or a negative test for entry into our offices. Even after the COVID-19 outbreak has subsided, we might continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or might occur in the future. A sustained or prolonged COVID-19 pandemic or a resurgence could exacerbate the factors described above and intensify the impact on our business.

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

We also might not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. In particular, there is particularly high competition in the San Francisco Bay Area for software engineers, computer scientists, and other technical personnel. In the fourth quarter of 2021, we experienced higher rates of employee attrition as well as recruiting challenges in the post-IPO context. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Given our heavy emphasis on share-based compensation, the continuing declines in our stock price (which make previously-granted share-based compensation less valuable) are exacerbating the difficulty of recruiting, retaining, and motivating highly skilled personnel. Attrition and workforce reductions (such as the April 2022 and August 2022 restructurings) could adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects.

We believe that a critical component of our efforts to attract and retain employees has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow our business and expand internationally, we will face new challenges to maintain our corporate culture among more geographically dispersed employees. Our transition to having a more dispersed, remote-working employee base might contribute to these challenges. Failure to preserve our company culture could harm our ability to retain and recruit personnel.

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

As part of our business strategy, we might make acquisitions of, or investments in, specialized employees or other compatible companies, products, or technologies. We also might enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive and our ability to close these transactions might be subject to third-party approvals, such as governmental and other regulatory approvals, which are beyond our control. For example, in April 2022 we signed a definitive agreement to acquire Ziglu Limited, a U.K.-based electronic money institution and crypto-asset firm, subject to regulatory approvals and other customary closing conditions. Ziglu enables its U.K.-based customers to buy and sell eleven cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money, even abroad, without fees. We expect its team and technology will help us accelerate our international expansion, both in the U.K. and across Europe, however, our ability to close this transaction is subject to receipt of required regulatory approvals,

Further, we might not be able to find suitable acquisition or investment candidates and we might not be able to complete acquisitions on favorable terms, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, including our pending acquisition of Ziglu, we might not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. Moreover, the anticipated benefits of any acquisition or investment might not be realized and we might be exposed to unknown liabilities.

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

We currently do not offer services to the public outside the United States. However, we currently have corporate subsidiaries, offices, and some employees or contractors, in each of the U.K. and the Netherlands (and, in the case of the U.K., our U.K. subsidiary Robinhood U.K. Ltd is authorized and regulated by the U.K. Financial Conduct Authority). We also expect that our pending acquisition of Ziglu, which is subject to receipt of required regulatory approvals, if completed, will help us accelerate our international expansion, both in the U.K. and across Europe. Any delay in completing, or any termination of, the Ziglu acquisition could significantly delay our European expansion plans, particularly with respect to cryptocurrency trading.

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

These and other proceedings, some of which are described in Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

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

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications, and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. On August 27, 2021, the SEC issued a request for information and public comment on matters related to the use of digital engagement practices by broker-dealers and investment advisers, including behavioral prompts, differential marketing, game-like features, and other design elements or features designed to engage with retail investors on digital platforms (e.g., websites, portals, and applications), as well as related analytical and technological tools and methods. In an August 2021 interview, Chair Gensler commented that a full ban on PFOF was “on the table.” Chair Gensler also described a number of on-going projects he had instructed SEC staff to pursue related to market structure in the Gensler Market Structure Testimony. Also in October 2021, the SEC staff released its report on the equity and options market structure conditions surrounding the Early 2021 Trading Restrictions, which concluded in part that the episode may "present an opportunity to reflect" on market structure issues such as digital engagement practices, PFOF, dark pool trading, and other structures that affect Robinhood’s operations. In June 2022, the majority staff of the House Financial Services Committee released a report on the market events surrounding the Early 2021 Trading Restrictions, which alleged that “Robinhood exhibited troubling business practices, inadequate risk management, and a culture that prioritized growth above stability” and concluded in part that Congress should adopt legislation requiring the SEC and FINRA to study how market rules and supervision should evolve to address social media driven market activity. Also in his June 2022 Keynote, Chair Gensler indicated that he had instructed the staff of the SEC to make rulemaking recommendations to the SEC regarding a variety of market issues and practices, including minimum pricing increments, the National Best Bid and Offer, disclosure of order execution quality, best execution, PFOF, exchange rebates and related access fees, and order-by-order competition (including the possibility of requiring that orders be routed into an open auction system). The spring 2022 regulatory agenda published by the SEC also indicated that the SEC would consider proposing rules in October 2022 to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration, the disclosure of best execution statistics, and certain other practices.

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

For more information about the legal proceedings in which we are currently involved, see Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report.

Litigation matters brought against us might require substantial management attention and might result in settlements, awards, injunctions, fines, penalties, and other adverse results. A substantial judgment, settlement, fine, penalty, or injunctive relief could be material to our results of operations or cash flows for a particular period, or could cause us significant reputational harm.

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

We are required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to facilitate compliance with the OFAC regulations. As part of our customer onboarding process, in accordance with the Customer Identification Program rules under Section 326 of the USA PATRIOT ACT of 2001, we screen all potential customers against OFAC watchlists and continue to screen all customers, vendors, and employees daily against OFAC watchlists. Although our application includes features designed to block access to our services from sanctioned countries, if our services are accessed from a sanctioned country in violation of trade and economic sanctions, we could be subject to enforcement actions.

We are subject to the FCPA, U.S. domestic bribery laws, and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm, and have an adverse effect on our business, financial condition, and results of operations.

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

We have experienced significant customer growth over the past several years, including a significant fraction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platform in each of 2020 and 2021. Our continued business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). It is particularly important that we retain and engage our most active brokerage customers, who account for a disproportionately large percentage of our brokerage trading volumes. Any erosion of this active customer base would have a disproportionately large negative impact on our revenues, which could cause the trading price of our Class A common stock to decline significantly. Our efforts to attract and retain customers might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

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

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely might contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect and some such problems might only be discovered after code has been released for external or internal use. From time to time media outlets learn of our plans for features (including for example, Crypto Wallets (defined below) in the third quarter of 2021) by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

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

In addition, surges in trading volume on our platform have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, the March 2020 Outages resulted in some of our customers being unable to buy and sell securities and other financial products on our platform for a period of time. Similarly, the April-May 2021 Disruptions resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. See Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platform), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platform, facilitate trades by our customers, provide the technology we use to manage our cryptocurrency custody, transfer, and settlement operations, and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report) and might in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our limited operating history, evolving business, and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures to identify, monitor and manage compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

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

If services that we do not consider to be recommendations (such as educational materials and Snacks) are construed as constituting investment advice or recommendations, we could be subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers. SEC staff members have also suggested that digital engagement practices could be considered recommendations in some circumstances and the spring 2022 regulatory agenda published by the SEC also indicated that the SEC would consider proposing rules in October 2022 for broker-dealers and investment advisers related to the use of predictive data analytics, differential marketing, and behavioral prompts.

To the extent our investment education tools, news, or digital engagement practices are determined to constitute investment advice or recommendations and to the extent those recommendations fail to satisfy regulatory requirements, or we fail to know our customers, or improperly advise our customers, or if risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, or could be subject to regulatory fines, penalties, and other actions such as business limitations, any of which could harm our reputation and business.

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

We hold all cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline on a computer stored in one or more secure data facilities. We do not utilize third-party custodians but we do utilize technology from a third-party provider to manage our cryptocurrency custody, transfer, and settlement operations. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. We maintain backup copies of our private keys in multiple separate locations and we have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we might not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV network, allowing them to spend coins they did not have and prevent transactions from completing. Any loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances and cryptocurrency investments are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Our insurance coverage for such events is limited and might not cover the extent of loss nor the nature of such loss, in which case we might be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platform, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

The prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.

The price of each cryptocurrency is based in part on market adoption and future expectations, which might or might not be realized. As a result, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations (including the challenging environment for the whole crypto ecosystem in the second quarter of 2022), which have impacted, and will continue to impact, our trading volumes and operating results and might adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

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

While we have observed a positive trend in the total market capitalization of cryptocurrency assets over the long term, driven by increased adoption of cryptocurrency trading by both retail and institutional investors as well as continued growth of various non-investing use cases, historical trends are not indicative of future adoption, and it is possible that the rate of adoption of cryptocurrencies might slow or decline, which would negatively impact our business, financial condition, and results of operations.

While we currently support thirteen cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example, we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-

based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform.

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

We currently facilitate customer trades for a limited number of cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. federal and state securities laws. The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Occasionally though the SEC and its staff have taken positions that certain cryptocurrencies are securities – often in the context of enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. Prior public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). Bitcoin and Ethereum are the only cryptocurrencies as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency supported by our platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. The status of this action, or any related investigation by regulators, might provide additional guidance on the legal status of cryptocurrencies as securities more generally, which might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we have received and might in the future receive SEC inquiries regarding specific cryptocurrency listings and added features.

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

We provide users with the ability to buy, hold, and sell a limited number of cryptocurrencies, including Bitcoin, Ethereum, Dogecoin, Compound, Polygon, Shiba Inu, Solana, Chainlink, and Uniswap. Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platform.

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

Recently, the SEC staff issued SAB 121 requiring crypto platforms to recognize a liability and a corresponding asset equal to the fair value of the crypto-assets the entity safeguards on behalf of users. Such accounting treatment enhances the information received by investors regarding potential liabilities upon theft or loss of crypto-assets. But such treatment has also caused some users to question how safeguarded crypto-assets would be treated in a platform bankruptcy. We implemented SAB 121 for the quarter ended June 30, 2022, with retrospective application to the beginning of 2022. As a result of (and solely by virtue of) our implementation of SAB 121, the cryptocurrency we custody for users now appears on our balance sheet as an asset. Nonetheless, based on the terms of our user agreement and applicable law, we believe that the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. To our knowledge, however, no court has considered the issues that would be presented in such a case. Although we are well-capitalized (with more than $6.0 billion in corporate cash and cash equivalents as of June 30, 2022), to the extent users are concerned that crypto-assets might not be secure in a platform bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline.

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

We recently began to allow customers to deposit and withdraw cryptocurrencies to and from our platform. User testing of this crypto wallet transfer feature (“Crypto Wallets”) had been ramping up since the fourth quarter of 2021 and enrollment opened in April 2022 (other than in Hawaii, Nevada, and New York, where regulatory applications are still pending). Crypto Wallets transfers are processed using Robinhood’s general custodial wallets in which we hold cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records.

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

We believe our record keeping for our users’ funds held in Robinhood Cash Card accounts at Sutton and held in spending accounts at our other partner bank complies with all applicable requirements for each participating user’s deposits to be eligible for FDIC insurance coverage, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC might not recognize users’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our users’ RHY funds held at our partner banks are not covered by deposit insurance, participating users might decide to withdraw their funds, which could adversely affect our brand and our business. Due to the fact that we are deemed a service-provider to our partner banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB.
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
The highly automated nature of, and liquidity offered by, our payments services make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value account and Robinhood Cash Card customers, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including RHY, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities on our payments platform, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.

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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and technology. The steps we take to protect our intellectual property rights might not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We make business decisions about when to seek patent protection for a particular technology, obtain trademark or copyright protection and when to rely upon trade secret protection, and the approach we select might ultimately prove to be inadequate. We will not be able to protect our intellectual property rights, however, if we do not detect unauthorized use of our intellectual property rights. We also might fail to maintain or be unable to obtain adequate protections for some of our intellectual property rights in the United States and some non-U.S. countries, and our intellectual property rights might not receive the same degree of protection in non-U.S. countries as they would in the United States because of the differences in non-U.S. patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights. In addition, if we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Our trademarks might also be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we might not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand.

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
Risks Related to Finance, Accounting, and Tax Matters
Covenants in our credit agreements could restrict our operations and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.
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

We also are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, and property taxes in the United States and various foreign jurisdictions. Specifically, we might be subject to ''digital service taxes'' or new allocations of tax as a result of increasing efforts by certain jurisdictions to tax cross border activities that might not have been subject to tax under existing international tax principles. Companies such as ours could be adversely impacted by such taxes. Tax authorities might disagree with certain positions we have taken or might take in the future. As a result, we could be subject to additional tax liabilities that could have an adverse effect on our operating results and financial condition.

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
The trading price of our Class A common stock has been and might continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on the day after our October 26, 2021 quarterly earnings release, the closing price of our Class A common stock fell by more than 10%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. From our IPO in July 2021 through June 2022, the intra-day trading prices of our Class A common stock ranged from a low of $6.81 to a high of $85.00 per share. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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

As of June 30, 2022, our founders and their related entities hold nearly 15% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From April 1, 2022 through June 30, 2022 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated February 24, 2022 (our “Bylaws”)	10-K	2022-02-24	3.2
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1	Amended and Restated Credit Agreement, dated as of April 11, 2022, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2022-04-14	10.1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 3, 2022.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)