Form 10-Q
period 2022-09-30
Robinhood Markets, Inc.
filed 2022-11-03
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 758,805,255 and 127,955,246.

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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(in millions, except share and per share data)	2021	2022
Assets
Current assets:
Cash and cash equivalents	$6,253	$6,187
Cash and cash equivalents segregated under federal and other regulations	3,992	2,954
Receivables from brokers, dealers, and clearing organizations	88	75
Receivables from users, net	6,639	4,046
Securities borrowed	—	139
Deposits with clearing organizations	328	201
Asset related to user cryptocurrencies safeguarding obligation	—	9,361
User-held fractional shares	1,834	1,029
Investments	27	32
Prepaid expenses	92	80
Other current assets	30	41
Total current assets	19,283	24,145
Property, software, and equipment, net	146	151
Goodwill	101	100
Intangible assets, net	34	27
Restricted cash	24	22
Operating lease right-of-use-assets	129	100
Non-current prepaid expenses	44	27
Other non-current assets	8	29
Total assets	$19,769	$24,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$252	$203
Payables to users	6,476	5,396
Securities loaned	3,651	1,423
User cryptocurrencies safeguarding obligation	—	9,361
Fractional shares repurchase obligation	1,834	1,029
Operating lease liabilities	22	22
Other current liabilities	112	75
Total current liabilities	12,347	17,509
Operating lease liabilities, non-current	129	138
Total liabilities	12,476	17,647
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 735,957,367 shares issued and outstanding as of December 31, 2021; 21,000,000,000 shares authorized, 756,758,543 shares issued and outstanding as of September 30, 2022.	—	—
Class B common stock, par value $0.0001. 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of December 31, 2021; 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of September 30, 2022.	—	—
Class C common stock, par value $0.0001. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021; 7,000,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022.	—	—
Additional paid-in capital	11,169	11,694
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(3,877)	(4,739)
Total stockholders’ equity	7,293	6,954
Total liabilities and stockholders’ equity	$19,769	$24,601
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2021	2022	2021	2022
Revenues:
Transaction-based revenues	$267	$208	$1,138	$628
Net interest revenues	63	128	193	257
Other revenues	35	25	121	93
Total net revenues	365	361	1,452	978

Operating expenses:
Brokerage and transaction	44	33	123	94
Technology and development	679	185	952	695
Operations	108	64	276	241
Marketing	87	19	283	77
General and administrative	790	234	1,039	728
Total operating expenses	1,708	535	2,673	1,835

Change in fair value of convertible notes and warrant liability	25	—	2,045	—
Other expense (income), net	(1)	—	(1)	2
Loss before income taxes	(1,367)	(174)	(3,265)	(859)
Provision for (benefit from) income taxes	(50)	1	(1)	3
Net loss	$(1,317)	$(175)	$(3,264)	$(862)
Net loss attributable to common stockholders:
Basic	$(1,317)	$(175)	$(3,264)	$(862)
Diluted	$(1,317)	$(175)	$(3,264)	$(862)
Net loss per share attributable to common stockholders:
Basic	$(2.06)	$(0.20)	$(8.85)	$(0.99)
Diluted	$(2.06)	$(0.20)	$(8.85)	$(0.99)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	638,168,188	882,356,575	368,518,894	875,055,571
Diluted	638,168,188	882,356,575	368,518,894	875,055,571
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Net loss	$(1,317)	$(175)	$(3,264)	$(862)
Other comprehensive loss, net of tax:
Foreign currency translation	—	(1)	—	(2)
Total other comprehensive loss, net of tax	—	(1)	—	(2)
Total comprehensive loss	$(1,317)	$(176)	$(3,264)	$(864)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2022
Operating activities:
Net loss	$(3,264)	$(862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	44
Impairment of long-lived assets	—	47
Provision for credit losses	62	28
Share-based compensation	1,253	494
Change in fair value of convertible notes and warrant liability	2,045	—
Other	—	8
Changes in operating assets and liabilities:
Segregated securities under federal and other regulations	85	—
Receivables from brokers, dealers, and clearing organizations	—	13
Receivables from users, net	(2,805)	2,565
Securities borrowed	—	(139)
Deposits with clearing organizations	(91)	127
Operating lease right-of-use assets	(86)	8
Current and non-current prepaid expenses	(112)	29
Other current and non-current assets	771	(3)
Accounts payable and accrued expenses	118	(45)
Payables to users	914	(1,080)
Securities loaned	1,209	(2,228)
Current and non-current operating lease liabilities	100	(2)
Other current and non-current liabilities	(826)	(37)
Net cash used in operating activities	(610)	(1,033)
Investing activities:
Purchase of property, software, and equipment	(46)	(25)
Capitalization of internally developed software	(13)	(22)
Acquisitions of a business, net of cash acquired	(119)	—
Purchase of investments	—	(27)
Sales of investments	—	19
Other	(2)	(16)
Net cash used in investing activities	(180)	(71)
Financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	2,058	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	13
Taxes paid related to net share settlement of equity awards	(412)	(9)
Proceeds from issuance of convertible notes and warrants	3,552	—
Payments of debt issuance costs	—	(10)
Draws on credit facilities	1,958	21
Repayments on credit facilities	(1,958)	(21)
Proceeds from exercise of stock options, net of repurchases	12	6
Net cash provided by financing activities	5,210	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)
Net increase (decrease) in cash, cash equivalents, segregated cash and restricted cash	4,420	(1,106)
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	6,190	10,270
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$10,610	$9,164
Cash and cash equivalents, end of the period	$6,167	$6,187
Segregated cash, end of the period	4,418	2,954
Restricted cash (current and non-current), end of the period	25	23
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$10,610	$9,164
Supplemental disclosures:
Cash paid for interest	$6	$6
Cash paid for income taxes, net of refund received	$3	$4
Non-cash operating activities:
Asset related to user cryptocurrencies safeguarding obligation	$—	$9,361
User cryptocurrencies safeguarding obligation	$—	$9,361
Non-cash financing activities:
Unpaid offering costs in connection with initial public offering	$5	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock(1)				Additional paid-in capital		Accumulated other comprehensive income		Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares		Amount
Balance as of June 30, 2021	412,742,897	$2,180	232,609,957		$—		$151		$1		$(2,137)	$(1,985)
Net loss	—	—	—		—		—		—		(1,317)	(1,317)
Shares issued in connection with stock option exercise, net of repurchases	—	—	2,238,444		—		6		—		—	6
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	56,729,194		—		2,052		—		—	2,052
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	13,759,434		—		(412)		—		—	(412)
Conversion of preferred stock to common stock	(412,742,897)	(2,180)	412,742,897		—		2,180		—		—	2,180
Conversion of convertible notes to common stock	—	—	137,305,156		—		5,218		—		—	5,218
Reclassification of warrant liability to stockholders' equity	—	—	—		—		380		—		—	380
Share-based compensation	—	—	—	0	—	0	1,262	0	—	0	—	1,262
Balance as of September 30, 2021	—	$—	855,385,082		$—		$10,837		$1		$(3,454)	$7,384
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering , all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$—	878,257,164	$—	$11,581	$—	$(4,564)	$7,017
Net loss	—	—	—	—	—	—	(175)	(175)
Shares issued in connection with stock option exercise, net of repurchases	—	—	289,539	—	1	—	—	1
Issuance of common stock upon settlement of RSUs	—	—	6,437,108	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(270,022)	—	(2)	—	—	(2)
Change in other comprehensive income	—	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	114	—	—	114
Balance as of September 30, 2022	—	$—	884,713,789	$—	$11,694	$(1)	$(4,739)	$6,954
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	412,742,897	$2,180	229,031,546	$—	$134	$1	$(190)	$(55)
Net loss	—	—	—	—	—	—	(3,264)	(3,264)
Shares issued in connection with stock option exercise, net of repurchases	—	—	5,816,855	—	13	—	—	13
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	56,729,194	—	2,052	—	—	2,052
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	13,759,434	—	(412)	—	—	(412)
Conversion of preferred stock to common stock	(412,742,897)	(2,180)	412,742,897	—	2,180	—	—	2,180
Conversion of convertible notes to common stock	—	—	137,305,156	—	5,218	—	—	5,218
Reclassification of warrant liability to stockholders' equity	—	—	—	—	380	—	—	380
Share-based compensation	—	—	—	—	1,272	—	—	1,272
Balance as of September 30, 2021	—	$—	855,385,082	$—	$10,837	$1	$(3,454)	$7,384
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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	—	—	(862)	(862)
Shares issued in connection with stock option exercise, net of repurchases	—	—	2,152,493	—	6	—	—	6
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	1,529,727	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	17,118,956	—	(9)	—	—	(9)
Change in other comprehensive income	—	—	—	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	515	—	—	515
Balance as of September 30, 2022	—	$—	884,713,789	$—	$11,694	$(1)	$(4,739)	$6,954

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
On August 2, 2021, we closed our initial public offering (“IPO”) of 55.0 million shares of Class A common stock. On August 31, 2021, we sold an additional 4.4 million shares of Class A common stock pursuant to the option granted to the underwriters to purchase additional shares.
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
Concentration of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Market maker:
Citadel Securities, LLC	23%	12%	21%	17%
Entities affiliated with Susquehanna International Group, LLP(1)	13%	6%	11%	9%
Entities affiliated with Wolverine Holdings, L.P.(2)	13%	6%	10%	8%
Tai Mo Shan Limited(3)	8%	2%	17%	4%
All others individually less than 10%	16%	30%	19%	25%
Total as percentage of total revenue:	73%	56%	78%	63%
________________
(1)Consists of Global Execution Brokers, LP and G1X Execution Services, LLC
(2)Consists of Wolverine Execution Services, LLC and Wolverine Securities, LLC
(3)Member of Jump Trading Group

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
Cryptocurrencies
We act as an agent in the cryptocurrency transactions that users initiate on our platform (i.e., in their RHC accounts). We have determined we are an agent, for accounting purposes, because we do not control the cryptocurrency before delivery to the user, we are not primarily responsible for the delivery of cryptocurrency to our users, we are not exposed to risks arising from fluctuations of the market price of cryptocurrency before delivery to the user, and we do not set the prices charged to users. After purchasing cryptocurrency on the platform, users are the legal owners of cryptocurrency held under custody by us and users have all the rights and benefits of ownership, including the rights to appreciation and depreciation of the cryptocurrency. We do not allow users to purchase cryptocurrency on margin and cryptocurrency does not serve as collateral for margin loans. We hold cryptocurrency in custody for users in one or more omnibus cryptocurrency wallets; we do not utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the cryptocurrencies we hold in custody for users, and we are obligated to secure such assets from loss or theft. Based on the terms of our user agreement and applicable law, we believe the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. For additional information relating to platform bankruptcy generally, see Item 2, Part II of this Quarterly Report on Form 10-Q, “Risk Factors—Risks Related to Cryptocurrency Products and Services—Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”
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

When we lend securities to third parties, the borrower provides cash as collateral. We earn interest revenue on cash collateral deposited by borrowers, and we can also earn additional revenue for lending certain securities based on demand for those securities. For our Fully-Paid Securities Lending, portions of such revenues are paid to participating users, and those payments are recorded as interest expense. For the three and nine months ended September 30, 2022, interest revenue earned and interest expenses incurred related to the Fully-Paid Securities Lending program were not material.

When we borrow securities from users participating in the Fully-Paid Securities Lending program (or from third parties), we provide cash as collateral and we record a receivable representing our right to the return of that collateral. Commencing in the quarter ended September 30, 2022, the amount of that receivable is presented in "securities borrowed" on our consolidated balance sheets. Prior period amounts (which were not material) have been reclassified to conform to the current presentation. In the case of our Fully-Paid Securities Lending program, the cash collateral is held by a third-party bank in a deposit account pledged to the user, which we administer as the user’s agent. Users are not entitled to interest on such account, and any interest earned is for our benefit.

Our authorization from users to lend shares that collateralize their margin borrowing is found in our margin account agreement, our borrowing of fully-paid shares from users is conducted under the terms of our Fully-Paid Securities Lending program to which users consent when they enroll in that program, and substantially all of our securities lending and borrowing transactions with third parties are conducted under the terms of an industry-standard master securities loan agreement (“MSLA”), which has an open contractual term and may be terminated upon notice by either party. We have also entered into fixed-term securities lending agreements with two financial institution counterparties (the “Fixed-Term Securities Lending Agreements”). One of these agreements has a contractual term of 30 days per lending transaction with a daily minimum commitment of $25 million and the other has a contractual term of 21 days per lending transaction with a daily minimum commitment of $35 million. Under these two agreements we lend to the counterparties (for a fixed term) securities that collateralize users’ margin borrowing, and we obtain cash collateral from the counterparties that we use to provide liquidity support for our margin lending to users.
Each of the MSLAs and Fixed-Term Securities Lending Agreements establishes a master netting arrangement between the lender and the borrower. A master netting arrangement is an agreement between two counterparties that creates a right of set-off for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. In connection with our securities borrowing and lending activities, however, our policy is to recognize all amounts that are subject to master netting arrangements on a gross basis in our consolidated balance sheets even though some of those amounts may be eligible for offset (i.e., to be presented on a net basis) under GAAP. Refer to Note 9 for more information and the gross presentation in tabular format.
Variable Interest Entities
We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a variable interest entity (“VIE”) and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impacts the determination of whether we are still the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP.
Non-Marketable Equity Securities
Investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or a similar security from the same issuer. Non-marketable equity securities were not material for the periods presented and were included in other non-current assets on the unaudited condensed consolidated balance sheets.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In March 2022, the staff of the SEC issued SAB 121, which provides guidance to entities that have obligations to safeguard crypto-assets held in custody on behalf of their platform users. SAB 121 states that the entity should recognize a liability representing its obligation to safeguard such crypto-assets accompanied by a corresponding asset on its balance sheet representing the platform users’ crypto-assets held in custody measured at fair value initially and at each subsequent reporting period. SAB 121 also states that accompanying disclosures should be considered regarding the entity’s obligation to safeguard crypto-assets for platform users. We adopted SAB 121 as part of the financial statements covering the interim period ended June 30, 2022, with retrospective application as of the beginning of fiscal year 2022. As a result of (and solely by virtue of) our adoption of SAB 121, we recognized an asset captioned “Asset related to user cryptocurrencies safeguarding obligation” and a liability captioned “User cryptocurrencies safeguarding obligation” on our unaudited condensed consolidated balance sheets. As of September 30, 2022, the carrying value of each was $9.4 billion. We also added disclosures to Note 1 - Description of business and summary of significant accounting policies and Note 7 - Investments and fair value measurement.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This guidance requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. The guidance is effective for fiscal years beginning after December 15, 2022 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted. As of September 30, 2022, the planned adoption of this guidance is not expected to have any impact on our financial statements.
NOTE 3: BUSINESS COMBINATIONS
Pending Acquisition of Ziglu
On April 16, 2022, we entered into a definitive stock purchase agreement to acquire all outstanding equity of Ziglu Limited (“Ziglu”), a U.K.-based electronic money institution and crypto-asset firm that allows customers to buy and sell eligible cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money without fees. On August 15, 2022, the stock purchase agreement was amended, resulting in a purchase price reduction. Under the amendment, the aggregate purchase consideration to be paid by us is approximately $73 million. This purchase price remains subject to customary adjustments as set forth in the agreement, including a deduction to account for any pre-closing advances we make to Ziglu for working capital purposes in accordance with the terms of the agreement. To date, we have funded advances of $12 million in the aggregate which Ziglu may use for working and regulatory capital needs until close, and will either i) be treated a direct deduction to the purchase price at close, ii) becomes convertible into Ziglu equity upon a next round of financing, IPO, sale or dissolution of Ziglu, or iii) becomes convertible at our option beginning July 16, 2023. Purchase consideration will be payable primarily in cash with the remainder to be paid in stock (with the number of shares determined at closing). The transaction is subject to regulatory approval and other customary closing conditions. Based on communications with regulators to date, we believe the transaction will close, if at all, no sooner than the first quarter of 2023.
Advances made to Ziglu were accounted for as non-marketable equity securities under the fair value alternative, considering the securities lack a readily determinable fair value. We are exposed to Ziglu’s economic risks and rewards through the funded advances, which represent variable interests. The carrying value reflects our maximum exposure to loss. Ziglu is a variable interest entity as it lacks sufficient equity to finance its activities without future subordinated financial support. However, as we lack the power to direct the activities that most significantly impact Ziglu’s economic performance, we are not the primary beneficiary of Ziglu and it is not consolidated.
NOTE 4: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Transaction-based revenues:
Options	$164	$124	$527	$364
Cryptocurrencies	51	51	372	163
Equities	50	31	235	96
Other	2	2	4	5
Total transaction-based revenues	267	208	1,138	628

Net interest revenues:
Margin interest	34	48	93	122
Securities lending, net	33	29	107	76
Interest on investments and corporate cash	—	29	1	40
Interest on segregated cash and cash equivalents and deposits	1	20	3	27
Cash sweep	1	8	3	10
Interest expenses related to credit facilities	(6)	(6)	(14)	(18)
Total net interest revenues	63	128	193	257

Other revenues	35	25	121	93

Total net revenues	$365	$361	$1,452	$978
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

The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2022	$83	$3
End of period, September 30, 2022	73	3
Changes during the period	$(10)	$—
The difference between the opening and ending balances of our contract receivables primarily results from lower transaction-based revenue driven by the market environment which had a negative impact on the number of traders and notional trading volume and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liability balances in the nine months ended September 30, 2022.
NOTE 5: RESTRUCTURING ACTIVITIES
April 2022 Restructuring
On April 26, 2022, we announced a reduction in force (the “April 2022 Restructuring”) as part of our efforts to improve efficiency and operating costs, increase our velocity, and ensure that we are responsive to the changing needs of our customers. The April 2022 Restructuring involved approximately 330 employees, representing approximately 9% of our full-time employees at that time.
We allowed affected employees’ share-based awards to continue vesting over a transitional period (generally two months during which they remained employed but were not expected to provide active service), which were generally accounted for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the April 2022 Restructuring resulted in a net reduction to share-based compensation of $24 million, which was recognized in the second quarter of 2022 (refer to Note 11 for more information).
In addition, we recognized $17 million of cash restructuring and related charges in the second quarter of 2022, which primarily consisted of employee-related wages, benefits, and severance expense. As of September 30, 2022, all of the restructuring charges relating to the April 2022 Restructuring had been paid in full.
August 2022 Restructuring
On August 2, 2022, we announced an additional reduction in force involving approximately 780 employees, representing approximately 23% of our full-time employees at the time, the planned closure of two offices, and related matters (the “August 2022 Restructuring”). These actions were part of a Company reorganization into a general manager (“GM”) structure under which GMs have assumed broad responsibility for our individual businesses. As we continued to execute the August 2022 Restructuring, our lower headcount led us to evaluate our real estate portfolio. On September 30, 2022, we decided to partially or completely close five additional offices as part of the August 2022 Restructuring, four of which were not occupied.
In connection with the office closures describe above, we determined the carrying amount of the right-of-use assets and associated leasehold improvements exceeded their respective fair value, resulting in impairments of $32 million and $15 million. We utilized a probability-weighted approach and market estimates from a third-party real estate brokerage firm to project sublease income cash flows, net of brokerage commissions, for each of the office spaces and applied a market rate of return on similar assets as a discount factor to determine fair value. We attributed the impairments on a relative carrying value basis between the right-of-use assets and leasehold improvements. In addition, we accelerated depreciation of $9 million related to other fixed assets. The impairments were recognized in general and administrative expense on our unaudited condensed consolidated statements of operations.
Similar to the April 2022 Restructuring, we allowed affected employees’ share-based awards to continue vesting over a transitional period allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the August 2022 Restructuring resulted in a net reduction to share-based compensation of $53 million, which was recognized in the third quarter of 2022 (refer to Note 11 for more information).
In addition, we recognized $34 million of cash restructuring and related charges primarily related to employee-related wages, benefits, and severance expense. As of September 30, 2022, $21 million of the restructuring charges relating to the August 2022 Restructuring remained unpaid and were included in accounts payable and accrued liabilities on our unaudited condensed consolidated balance sheets, substantially all of which are expected to be paid in the fourth quarter of 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Beginning balance	$35	$18	$34	$40
Provision for credit losses	26	9	62	28
Write-offs	(23)	(9)	(58)	(50)
Ending balance	$38	$18	$38	$18
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

	December 31, 2021
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$5	$—	$—	$5
Commercial paper	14	—	—	14
Corporate bonds	7	—	—	7
Government bonds	1	—	—	1
Total investments	$27	$—	$—	$27

	September 30, 2022
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$4	$—	$—	$4
Commercial paper	16	—	—	16
Corporate bonds	6	—	—	6
Government bonds	6	—	—	6
Total investments	$32	$—	$—	$32
All of our debt securities as of December 31, 2021 and September 30, 2022 had a stated contractual maturity or redemption date within one year.
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$4,004	$—	$—	$4,004
Investments:
Asset-backed securities	—	5	—	5
Commercial paper	—	14	—	14
Corporate bonds	—	7	—	7
Government bonds	1	—		1
User-held fractional shares	1,834	—	—	1,834
Other current assets:
Equity securities - securities owned	14	—	—	14
Total financial assets	$5,853	$26	$—	$5,879

Liabilities
Fractional share repurchase obligations	$1,834	$—	$—	$1,834
Total financial liabilities	$1,834	$—	$—	$1,834

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$629	$—	$—	$629
Investments:
Asset-backed securities	—	4	—	4
Commercial paper	—	16	—	16
Corporate bonds	—	6	—	6
Government bonds	6	—	—	6
Asset related to user cryptocurrencies safeguarding obligation	—	9,361	—	9,361
User-held fractional shares	1,029	—	—	1,029
Other current assets:
Equity securities - securities owned	7	—	—	7
Total financial assets	$1,671	$9,387	$—	$11,058

Liabilities
User cryptocurrencies safeguarding obligation	$—	$9,361	$—	$9,361
Fractional shares repurchase obligations	1,029	—	—	1,029
Total financial liabilities	$1,029	$9,361	$—	$10,390
During the nine months ended September 30, 2022, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

(in millions)	September 30, 2022
Ethereum (ETH)	$2,783
Bitcoin (BTC)	2,759
Dogecoin (DOGE)	2,603
Other	1,216
Total user cryptocurrencies safeguarding obligation and corresponding asset	$9,361
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of September 30, 2022.
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
For the three and nine months ended September 30, 2021, due to changes in fair value, we recorded expense of $28 million and $1.9 billion for the convertible notes, none of which was attributable to the change in the instrument-specific credit risk, and income of $2 million and $127 million for the warrant liability in our unaudited condensed consolidated statements of operations.
The following table sets forth a summary of the changes in the estimated fair value of our convertible notes and warrant liability:

(in millions)	Convertible notes	Warrant liability
Beginning of period, January 1, 2021	$—	$—
Issued during the period	3,299	253
Change in fair value	1,919	127
Reclassifications to equity	(5,218)	(380)
End of period, September 30, 2021	$—	$—
NOTE 8: INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2021	2022	2021	2022
Loss before income taxes	$(1,367)	$(174)	$(3,265)	$(859)
Provision for (benefit from) income taxes	(50)	1	(1)	3
Effective tax rate	3.7%	(0.8)%	—%	(0.4)%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three and nine months ended September 30, 2021, the ETR differs from the U.S. federal statutory rate primarily due to the recognition of tax benefits from share-based compensation upon the IPO offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets. For the nine months ended September 30, 2021, the ETR differs from the U.S. federal statutory rate primarily due to the partial release of our valuation allowance resulting from the recognition of net deferred tax liabilities with the Say Technologies acquisition, and the change in valuation allowance on our remaining U.S. federal and state deferred tax assets partially offset by our current state taxes payable. The acquired net deferred tax liabilities primarily consisted of the allocation of the purchase consideration to non-deductible identifiable intangible assets related to developed technology, customer relationship and trade names.
For the three and nine months ended September 30, 2022, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by our current state taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the nine months ended September 30, 2022, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized.

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
The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2021 and September 30, 2022:

	December 31,	September 30,
(in millions)	2021	2022
Assets	Securities borrowed
Gross amount of securities borrowed	$—	$139
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	—	139
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	—	139
Security collateral received	—	(135)
Net amount	$—	$4

Liabilities	Securities loaned
Gross amount of securities loaned	$3,651	$1,423
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	3,651	1,423
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	3,651	1,423
Security collateral pledged	(3,427)	(1,288)
Net amount	$224	$135

As described in Note 1, we obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2021 and September 30, 2022, we were permitted to re-pledge securities with a fair value of $9.21 billion and $5.45 billion under margin account agreements with users, and securities with a fair value of $0.3 million and $0.1 million that we had borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of September 30, 2022, we were permitted to re-pledge securities with a fair value of $3.58 billion including securities with a fair value of $134.4 million that we had borrowed from users.
As of December 31, 2021 and September 30, 2022, we had re-pledged securities with a fair value of $3.43 billion and $1.29 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2021 and September 30, 2022, we had re-pledged $220.1 million and $250.8 million of the permitted amounts under the Margin Securities Lending program with clearing organizations to meet deposit requirements.
NOTE 10: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
In October 2019, we entered into a $200.0 million committed and unsecured revolving line of credit with a syndicate of banks maturing in October 2023 (the “October 2019 Credit Facility”). In October 2020, we amended the October 2019 Credit Facility and, among other things, increased the aggregate committed and unsecured revolving line of credit amount to $600.0 million with a maturity date of October 29, 2024. In April 2021, we further increased the aggregate credit amount available under the October 2019 Credit Facility to $625.0 million. Loans under the October 2019 Credit Facility bear interest, at our option, at a per annum rate of either (a) the Eurodollar Rate plus 1.00% or (b) the Alternative Base Rate. The Eurodollar Rate is equal to the Eurodollar Base Rate, which is derived from London Interbank Offered Rate (“LIBOR”), multiplied by the Statutory Reserve Rate (as defined in the agreement) at the applicable time. The Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Eurodollar Rate at such time for a one month interest period plus 1.00%. If LIBOR is unavailable or if we and the administrative agent elect, the Eurodollar Rate will be replaced by a rate calculated with reference to the Secured Overnight Financing Rate (as defined in the agreement) as set forth in the October 2019 Credit Facility agreement or an alternate benchmark rate selected by us and the administrative agent. There were no outstanding borrowings under the October 2019 Credit Facility at December 31, 2021 and September 30, 2022. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility quarterly in arrears.
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
In April 2022, we entered into a $2.28 billion committed and secured revolving line of credit (the “April 2022 Credit Facility”) with a maturity date of April 10, 2023, amending and restating the April 2021 Credit Facility. Under circumstances described in the agreement for the April 2022 Credit Facility, the aggregate commitments may be increased by up to $1.14 billion, for a total commitment under the agreement of $3.65 billion. The April 2022 Credit Facility terms are the same as the April 2021 Credit Facility in all material aspects except for the Short-Term Funding Rate is equal to the greatest of (i) Daily Simple SOFR (as defined in the agreement) plus 0.10%, (ii) the Federal Funds Effective Rate (as defined in the agreement) and (iii) the Overnight Bank Funding Rate (as defined in the agreement), in each case, in effect on such day. There were no outstanding borrowings under the April 2022 Credit Facility at September 30, 2022.
The October 2019 Credit Facility and April 2022 Credit Facility contain customary covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. We were in compliance with all covenants under these facilities as of December 31, 2021 and September 30, 2022, as applicable.
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
NOTE 11: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of September 30, 2022, no terms of the preferred stock had been designated, no shares of preferred stock were outstanding, and we had no present plan to issue any shares of preferred stock.
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
The convertible notes issued in February 2021 (see Note 7 for further information) were converted into 137.3 million shares of Class A common stock at a conversion price of $26.60 per share upon completion of our IPO.
Warrants
As of September 30, 2022, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share for a maximum purchase amount of $380 million. The warrants expire on February 12, 2031 and can be exercised in cash or for net shares at the holder’s option. As of September 30, 2022, the warrants have not been exercised and are included as a component of additional paid in capital on the unaudited condensed consolidated balance sheets.
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
As of September 30, 2022, an aggregate of 360 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 90 million shares had been issued under the plans, 146 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 123 million shares remained available for new grants under the 2021 Plan.
Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in millions)
Balance at December 31, 2021	14,527,468	$2.20	5.37	$226
Granted during the period	4,463,248	14.15
Exercised during the period	(2,272,363)	2.22
Cancelled and forfeited during the period	(812,778)	12.90
Balance at September 30, 2022	15,905,575	$5.01	4.93	$96
Options vested and expected to vest at September 30, 2022	15,905,575	$5.01	4.93	$96
Options exercisable at September 30, 2022	11,916,639	$2.05	4.58	$96
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the nine months ended September 30, 2022:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	49,428,070	$31.78
Granted	59,499,760	11.70
Vested	(17,524,831)	23.37
Forfeited	(19,475,105)	25.88
Unvested at September 30, 2022	71,927,894	$18.81
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”). The following table summarizes the activity related to our Market-Based RSUs for the nine months ended September 30, 2022:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	1,267,918	57,650,926	58,918,844	$23.50
Granted	—	—	—
Vested	(345,796)	—	(345,796)	2.34
Forfeited	—	—	—
Unvested at September 30, 2022	922,122	57,650,926	58,573,048	$23.63
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.

Share-Based Compensation
The following table presents share-based compensation on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Brokerage and transaction	$6	$2	$6	$4
Technology and development	503	25	505	166
Operations	16	—	16	5
Marketing	41	—	41	3
General and administrative	678	83	686	316
Total	$1,244	$110	$1,254	$494
The following table presents share-based compensation by award type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Time-Based RSUs	$881	$27	$889	$235
Market-Based RSUs	360	79	360	245
Employee Share Purchase Plan (“ESPP”)	2	2	2	9
Options	1	2	3	5
Total	$1,244	$110	$1,254	$494
The April 2022 Restructuring and the August 2022 Restructuring resulted in net reductions of $24 million and $53 million in share-based compensation expense, recognized in the three months ended June 30, 2022 and September 30, 2022, respectively. Both reductions were substantially all related to Time-Based RSUs. The net reductions were primarily recognized in technology and development expense, $16 million and $22 million, and general and administrative expense, $6 million and $28 million.
We capitalized share-based compensation expense related to internally developed software of $4 million and $21 million during the three and nine months ended September 30, 2022. The corresponding amount during the three and nine months ended September 30, 2021 was $20 million in both periods.
As of September 30, 2022, there was $1.4 billion of unrecognized share-based compensation expense that is expected to be recognized over a weighted-average period of 2.1 years. Scheduled vesting for awards outstanding as of September 30, 2022, is as follows:

(in millions, except for number of shares)
	Number of Shares(1)	Expense
Remainder of 2022	8,513,485	$194
2023	28,262,503	577
2024	20,943,065	378
2025	14,571,511	253
2026	4,565,337	48
Total	76,855,901	$1,450
________________
(1) Excludes future ESPP shares and Market-Based RSUs for which the share price target has not been met as we cannot forecast the vesting of these shares.
The above schedule describes awards actually outstanding on September 30, 2022, without any adjustments for potential subsequent forfeitures, which are recognized as they occur, or subsequent equity grants.
NOTE 12: NET LOSS PER SHARE
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

The following table presents the calculation of basic and diluted loss per share:

(in millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net loss	$(1,317)	$(175)	$(3,264)	$(862)
Less: allocation of earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(1,317)	$(175)	$(3,264)	$(862)

Weighted-average common shares outstanding - basic	638,168,188	882,356,575	368,518,894	875,055,571
Dilutive effect of stock options and unvested shares	—	—	—	—
Weighted-average common shares used to compute diluted loss per share	638,168,188	882,356,575	368,518,894	875,055,571

Net loss per share attributable to common stockholders:
Basic	$(2.06)	$(0.20)	$(8.85)	$(0.99)
Diluted	$(2.06)	$(0.20)	$(8.85)	$(0.99)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
RSUs	112,492,359	130,510,263	112,492,359	130,510,263
Stock options	15,447,206	15,905,575	15,447,206	15,905,575
Early-exercised stock options	65,435	—	65,435	—
Warrants	14,278,034	14,278,034	14,278,034	14,278,034
ESPP shares	93,738	824,292	93,738	824,292
Total anti-dilutive securities	142,376,772	161,518,164	142,376,772	161,518,164
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
In February 2021, we issued two tranches of convertible notes and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (see Note 7 for further information). Two of the Tranche I investors were related parties prior to the completion of our IPO.

NOTE 14: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park and our office in New York City. Our leases have remaining terms of 1 to 11 years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases. See Note 5 for further information relating to impacts on leases due to the August 2022 Restructuring.
During the second quarter of 2022, we executed an agreement to assign one of our operating leases to a third-party assignee who assumed all of our obligations, liabilities, covenants, and conditions under the assigned lease. As a result of this agreement, we derecognized the related right-of-use assets of $23 million and lease liability of $22 million and recognized an immaterial amount of loss.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Fixed operating lease costs	$7	$9	$16	$27
Variable operating lease costs	1	2	4	5
Short-term lease costs	1	—	1	—
Total lease costs	$9	$11	$21	$32
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease expenses are primarily related to payments made to our landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Other information related to our operating leases was as follows:

	December 31,	September 30,
	2021	2022
Weighted-average remaining lease term	7.29 years	7.45 years
Weighted-average discount rate	6.27%	6.41%
Cash flows related to leases were as follows:

	Nine Months Ended September 30,
(in millions)	2021	2022
Operating cash flows:
Payments for operating lease liabilities	$—	$18
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$97	$32

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of September 30, 2022 are as follows:

(in millions)
Remainder of 2022	$8
2023	33
2024	31
2025	30
2026	22
Thereafter	85
Total undiscounted lease payments	209
Less: imputed interest	(44)
Less: lease incentives	(5)
Total lease liabilities	$160
NOTE 15: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax, and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $85 million as of December 31, 2021 and $82 million as of September 30, 2022. In our opinion, an adequate accrual had been made as of September 30, 2022 to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of September 30, 2022 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Matters
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part.
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
In September 2021, approximately 400 jointly-represented customers initiated an arbitration of individual claims against us arising out of the March 2020 Outages and other alleged system outages. Robinhood is contesting the claims, and a hearing has been scheduled to begin in January 2023.
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
RHC Anti-Money Laundering, Cybersecurity, and Other Issues
In July 2020, the New York State Department of Financial Services (“NYDFS”) issued a report of its examination of RHC citing a number of “matters requiring attention” focused primarily on anti-money laundering and cybersecurity-related issues. The matter was subsequently referred to the NYDFS’s Consumer Protection and Financial Enforcement Division for investigation. In March 2021, the NYDFS informed RHC of alleged violations of applicable (i) anti-money laundering and New York Banking Law requirements, including the failure to maintain and certify a compliant anti-money laundering program, (ii) notification provisions under RHC’s Supervisory Agreement with the NYDFS, and (iii) cybersecurity and virtual currency requirements, including deficiencies in our policies and procedures regarding risk assessment, lack of an adequate incident response and business continuity plan, and deficiencies in our application development security. RHC and the NYDFS settled with respect to these allegations in connection with which, among other things, RHC paid a monetary penalty of $30 million and has engaged an independent compliance consultant.

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
In January 2021, Siddharth Mehta filed a putative class action in California state court against RHF and RHS, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiff generally alleges that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seek monetary damages and injunctive relief. In April 2022, the parties reached a settlement in principle to resolve this matter. The settlement agreement has been preliminarily approved by the court.
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
Text Message Litigation
In August 2021, Cooper Moore filed a putative class action against RHF alleging that RHF initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington state law. The complaint seeks statutory and treble damages, injunctive relief, and attorneys’ fees and costs. The case is currently pending in the U.S. District Court for the Western District of Washington. RHF filed a motion to dismiss the complaint. In February 2022, Moore and Andrew Gillette filed an amended complaint, which RHF again moved to dismiss. In August 2022, the court denied RHF’s motion to dismiss.
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
In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss.
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
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint.
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
In August 2022, a shareholder sent a letter to the RHM Board of Directors demanding, among other things, that the Board of Directors pursue causes of action on behalf of the Company related to allegations of misconduct in connection with the Early 2021 Trading Restrictions, Robinhood’s IPO offering documents, and the November 2021 Data Security Incident. The Board has formed a Demand Review Committee that is reviewing the demand.

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
Data as of and for the three and nine months ended September 30, 2021 and 2022 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
Financial Results and Performance
With respect to the three months ended September 30, 2022, as compared to the three months ended September 30, 2021:
•we generated total net revenues of $361 million compared to $365 million, for a year-over-year decrease of 1%;
•we incurred a net loss of $175 million, which included $110 million of share-based compensation expense, compared to $1.32 billion, which included $1.24 billion of share-based compensation expense as a result of our IPO in July 2021, for a year-over-year improvement of $1.14 billion;
•our Adjusted EBITDA was positive $47 million compared to negative $84 million, for year-over-year improvement of $131 million;
•we had Net Cumulative Funded Accounts of 22.9 million compared to 22.4 million, for year-over-year growth of 2%;
•we had Monthly Active Users (MAU) of 12.2 million compared to 18.9 million, for a year-over-year decrease of 35%, as our customers navigated the volatile market environment;
•we had Assets Under Custody (AUC) of $64.6 billion compared to $95.4 billion, for a year-over-year decrease of 32%, primarily due to decreasing asset values in the current market environment;
•we had Average Revenues Per User (ARPU) of $63 compared to $65, for a year-over-year decrease of 3%. The decrease was primarily related to lower transaction-based revenue driven by the current market environment, which had a negative impact on the number of traders and notional trading volumes in all asset classes.
For definitions of “Net Cumulative Funded Accounts,” “MAU,” “AUC,” and “ARPU” please see “—Key Performance Metrics” below. Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.

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

Restructurings

In 2020 and the first half of 2021, we went through a period of hyper growth accelerated by several factors including pandemic lockdowns, low interest rates, and fiscal stimulus. From the beginning of 2020 to the end of 2021, we grew net funded accounts from 5.1 million to 22.7 million and revenue from $278 million in 2019 to $1.8 billion in 2021. To meet customer and market demands, we grew our headcount from 700 at the end of 2019 to nearly 3,900 at the end of the first quarter of 2022. This rapid headcount growth led to some duplicate roles and job functions with more layers and complexity than were optimal. As a result, we have undertaken two restructurings, detailed below, and significantly reduced our hiring plans for 2022.
April 2022 Restructuring. On April 26, 2022, we announced a reduction in force involving approximately 330 employees, representing approximately 9% of our full-time employees at the time.
August 2022 Restructuring. On August 2, 2022 we announced an additional reduction in force involving approximately 780 employees, representing approximately 23% of our full-time employees at the time, the planned closure of two offices, and related matters. These actions were part of a Company reorganization into a GM structure under which GMs have started to assume broad responsibility for our individual businesses. As we continued to execute the August 2022 Restructuring, our lower headcount led us to evaluate our real estate portfolio. On September 30, 2022, we decided to partially or completely close five additional offices as part of the August 2022 Restructuring, four of which were not occupied.
See Note 5 and Note 11 to our unaudited consolidated financial statements in this Quarterly Report for further information relating to these restructurings.

COVID-19 Update
In the fourth quarter of 2021, we elected to become a “Remote First” company and we fully implemented this program in April 2022. Under this approach, a large segment of our employees has no assigned location or regular in-office requirement, some teams need to live within a commutable distance to an office location for regulatory and business reasons, and a small segment of our workforce still needs to come into the office. All employees currently have access to our offices throughout the country. Starting in July 2022, we no longer require proof of vaccination or a negative test for entry into our offices. We continue to monitor developments related to the pandemic, such as the severity and transmission rate of the virus and its variants, and we may adjust our workplace strategy as necessary.

Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
	2021	2022
Net Cumulative Funded Accounts(1) (in millions)	22.4	22.9
Monthly Active Users (MAU)(2) (in millions)	18.9	12.2
Assets Under Custody (AUC)(3) (in billions)	$95.4	$64.6
Average Revenues Per User (ARPU)(4)	$65	$63
________________
(1)A Robinhood account is designed to provide a user with access to any and all of the products offered on our platform. We define “Net Cumulative Funded Accounts” as New Funded Accounts less Churned Accounts plus Resurrected Accounts (each as defined below). A “New Funded Account” is a Robinhood account into which the account user makes an initial deposit or money or asset transfer, of any amount, during the relevant period. An account is considered “Churned” if it was ever a New Funded Account and its balance (measured as the fair value of assets in the account less any amount due from the user and excluding certain Company-initiated credits) drops to or below zero for at least 45 consecutive calendar days. Negative balances typically result from Fraudulent Deposit Transactions (as defined in Note 6 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information) and, less often, from margin loans. An account is considered “Resurrected” in a stated period if it was a Churned Account as of the end of the immediately preceding period and its balance (excluding certain Company-initiated credits) rises above zero. Examples of credits excluded for purposes of identifying Churned Accounts and Resurrected Accounts are price correction credits, related interest adjustments, and fee adjustments.

	Three Months Ended September 30,
(in millions)	2021	2022
Beginning Net Cumulative Funded Accounts	22.5	22.9
New funded accounts	0.7	0.3
Resurrected accounts	0.1	0.1
Churned accounts	(0.9)	(0.4)
Ending Net Cumulative Funded Accounts	22.4	22.9

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
(3)We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. The following table sets out the components of AUC by type of asset:

	Three Months Ended September 30,
(in billions)	2021	2022
Equities	$69.2	$50.7
Options	1.4	0.4
Cryptocurrencies	22.2	9.4
Cash held by users	8.8	8.1
Receivables from users	(6.2)	(4.0)
Assets Under Custody (AUC)	$95.4	$64.6
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

	Three Months Ended September 30,
(in billions)	2021	2022
Beginning AUC	$102.0	$64.2
Net Deposits	2.2	2.7
Net market losses	(8.8)	(2.3)
Ending AUC	$95.4	$64.6
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

The following table presents a reconciliation of net income (loss), which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Net loss	$(1,317)	$(175)	$(3,264)	$(862)
Add:
Interest expenses related to credit facilities	6	6	14	18
Provision for (benefit from) income taxes	(50)	1	(1)	3
Depreciation and amortization	8	15	17	44
EBITDA (non-GAAP)	(1,353)	(153)	(3,234)	(797)
Share-based compensation(1)	1,244	110	1,254	494
Change in fair value of convertible notes and warrant liability	25	—	2,045	—
Restructuring charges(2)	—	90	—	107
Significant legal and tax settlements and reserves	—	—	55	20
Adjusted EBITDA (non-GAAP)	$(84)	$47	$120	$(176)
________________
(1) In 2022, share-based compensation benefited from restructuring-related net reversals of previously recognized expense as follows (see Note 5 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information):
•$53 million for the three months ended September 30, 2022 in connection with the August 2022 Restructuring;
•$77 million for the nine months ended September 30, 2022 in connection both with the April 2022 Restructuring and August 2022 Restructuring.
(2) In 2022, restructuring charges includes (see Note 5 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information):
•$90 million for the three months ended September 30, 2022, related to the August 2022 Restructuring, consisting of $47 million of impairments and $9 million of accelerated depreciation, in each case relating to office closures, and $34 million of cash charges for employee-related wages, benefits and severance; and
•$107 million for the nine months ended September 30, 2022 related to both the April 2022 Restructuring and August 2022 Restructuring and consisting of $47 million of impairments and $9 million of accelerated depreciation, in each case relating to office closures, and $51 million of cash charges for employee-related wages, benefits and severance.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenues:
Transaction-based revenues	$267	$208	$1,138	$628
Net interest revenues	63	128	193	257
Other revenues	35	25	121	93
Total net revenues	365	361	1,452	978

Operating expenses:(1)
Brokerage and transaction	44	33	123	94
Technology and development	679	185	952	695
Operations	108	64	276	241
Marketing	87	19	283	77
General and administrative	790	234	1,039	728
Total operating expenses	1,708	535	2,673	1,835
Change in fair value of convertible notes and warrant liability	25	—	2,045	—
Other expense (income), net	(1)	—	(1)	2
Loss before income taxes	(1,367)	(174)	(3,265)	(859)
Provision for (benefit from) income taxes	(50)	1	(1)	3
Net loss	$(1,317)	$(175)	$(3,264)	$(862)
_______________
(1)Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2022	2021	2022
Brokerage and transaction	$6	$2	$6	$4
Technology and development	503	25	505	166
Operations	16	—	16	5
Marketing	41	—	41	3
General and administrative	678	83	686	316
Total share-based compensation expense	$1,244	$110	$1,254	$494

Comparison of the Three and Nine Months Ended September 30, 2021 and 2022

Revenues
Transaction-Based Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Transaction-based revenues
Options	$164	$124	(24)%	$527	$364	(31)%
Cryptocurrencies	51	51	—%	372	163	(56)%
Equities	50	31	(38)%	235	96	(59)%
Other	2	2	—%	4	5	25%
Total transaction-based revenues	$267	$208	(22)%	$1,138	$628	(45)%
Transaction-based revenues as a % of total net revenues:
Options	45%	34%		36%	37%
Cryptocurrencies	14%	14%		26%	17%
Equities	14%	8%		16%	10%
Other	1%	1%		—%	1%
Total transaction-based revenues	74%	57%		78%	65%
Transaction-based revenues decreased by $59 million and $510 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year. The decreases were primarily driven by the market environment which had a negative impact on the number of traders and notional trading volumes in all asset classes. We define "notional trading volume" for any specified asset class as the aggregate dollar value (purchase price or sale price as applicable) of trades executed in that asset class over a specified period of time. We define “daily average revenue trades” for any asset class as the total number of revenue generating trades for such asset class executed during a given period divided by the number of trading days for such asset class in that period.
While cryptocurrencies revenue benefited from a higher rebate rate from crypto market makers (initial increase was effective in late December 2021 and a further increase was effective in May 2022), this benefit was offset by lower trading volumes. Our daily average revenue trades for cryptocurrencies decreased for the three and nine months ended September 30, 2022, from 0.5 million to 0.3 million and from 1.5 million to 0.3 million, compared to the same periods in the prior year. Additionally, the number of users placing cryptocurrency trades decreased 58% and 64% while the average notional volume traded per trader was down 35% and 42%.
Our daily average revenue trades for options decreased for the three and nine months ended September 30, 2022, from 0.7 million to 0.5 million and from 0.9 million to 0.6 million, compared to the same periods in the prior year. Additionally, the number of users placing option trades decreased 36% and 42% while the average number of contracts traded per trader went up 32% and 31%.

Our daily average revenue trades for equities decreased for the three and nine months ended September 30, 2022, from 2.2 million to 1.5 million and from 3.4 million to 1.6 million, compared to the same periods in the prior year. Additionally, the number of users placing equity trades decreased 34% and 48% while the average notional volume traded per trader increased 9% and decreased 2%.

Net Interest Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Net interest revenues:
Margin interest	$34	$48	41%	$93	$122	31%
Securities lending, net	33	29	(12)%	107	76	(29)%
Interest on investments and corporate cash	—	29	NM	1	40	NM
Interest on segregated cash and cash equivalents and deposits	1	20	NM	3	27	800%
Cash sweep	1	8	NM	3	10	233%
Interest expenses related to credit facilities	(6)	(6)	—%	(14)	(18)	29%
Total net interest revenues	$63	$128	103%	$193	$257	33%
Net interest revenues as a % of total net revenues:
Margin interest	10%	13%		6%	12%
Securities lending, net	9%	8%		7%	8%
Interest on investments and corporate cash	—%	8%		—%	4%
Interest on segregated cash and cash equivalents and deposits	—%	6%		1%	3%
Cash sweep	—%	2%		—%	1%
Interest expenses related to credit facilities	(2)%	(2)%		(1)%	(2)%
Total net interest revenues	17%	35%		13%	26%

The following table summarizes interest-earnings assets, the revenue or expense generated by these assets, and their respective annualized yields (computed based on average balance over the quarter):

(in millions, except for annualized yield)	Margin Book(1)	Cash and deposits(2)	Cash Sweep (off-balance sheet)(3)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities	Net interest revenue
Three Months Ended September 30, 2022
September 30, 2022	$4,085	$9,374	$2,969	$16,428
June 30, 2022	4,142	9,717	2,408	16,267
Average(4)	4,114	9,546	2,689	16,348
Revenue/expense	48	49	8	105	$29	$(6)	$128
Annualized yield(5)	4.67%	2.05%	1.19%	2.57%			3.13%

Three Months Ended June 30, 2022
June 30, 2022	$4,142	$9,717	$2,408	$16,267
March 31, 2022	5,292	10,983	2,275	18,550
Average(4)	4,717	10,350	2,342	17,409
Revenue/expense	39	16	2	57	$23	$(6)	$74
Annualized yield(5)	3.31%	0.62%	0.34%	1.31%			1.70%

Three Months Ended September 30, 2021
September 30, 2021	$6,063	$10,950	$2,103	$19,116
June 30, 2021	5,422	10,724	2,328	18,474
Average(4)	5,743	10,837	2,216	18,795
Revenue/expense	34	1	1	36	$33	$(6)	$63
Annualized yield(5)	2.37%	0.04%	0.18%	0.77%			1.34%

Nine Months Ended September 30, 2022
September 30, 2022	$4,085	$9,374	$2,969	$16,428
December 31, 2021	6,467	10,600	2,095	19,162
Average(4)	5,276	9,987	2,532	17,795
Revenue/expense	122	67	10	199	$76	$(18)	$257
Annualized yield(5)	3.08%	0.89%	0.53%	1.49%			1.93%

Nine Months Ended September 30, 2021
September 30, 2021	$6,063	$10,950	$2,103	$19,116
December 31, 2020	3,351	6,544	1,827	11,722
Average(4)	4,707	8,747	1,965	15,419
Revenue/expense	93	4	3	100	$107	$(14)	$193
Annualized yield(5)	2.63%	0.06%	0.20%	0.86%			1.67%
__________
(1) “Margin Book” is the aggregate outstanding margin loan balances receivable.
(2) Includes cash and cash equivalents, cash and cash equivalents segregated under federal and other regulations, deposits with clearing organizations and investments.
(3) “Cash Sweep” means the total amount of participating users’ uninvested brokerage cash that has been automatically “swept” or moved from their brokerage accounts into deposits for their benefit at a network of program banks. This is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the banks less the interest rate given to users as stated in our program terms.
(4) Average balance rows present a simple average of the ending balances as of each of the indicated dates for the relevant period.
(5) Annualized yield is calculated by annualizing the revenue/expense for the given period then dividing by the applicable average asset balance.

Net interest revenues increased by $65 million and increased by $64 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily driven by higher interest revenues earned from investments and corporate cash, margin borrowings and segregated cash and securities, partially offset by lower interest revenues earned through securities lending activities.
Increased net interest revenues were driven by the higher interest rate environment due to the rise in the federal funds rate, which is an input to our floating margin rate calculation and impacts the interest rate we receive on investable assets. Net interest revenues earned from investments and corporate cash increased by $29 million and $39 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year. Interest revenues earned from margin lending increased by $14 million and $29 million for the three and nine months ended September 30, 2022. The first $1,000 in margin borrowed by each Gold user is not charged interest. During the quarter ended September 30, 2022 we made margin borrowing available to qualifying non-Gold users as well. Net interest revenues earned from segregated cash and cash equivalents and deposits also increased by $19 million and $24 million for the three and nine months ended September 30, 2022. These increases were partially offset by the $4 million and $31 million decrease in net interest revenues earned from securities lending transactions for the three and nine months ended September 30, 2022 due to lower demand in hard-to-borrow securities.
Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Other revenues	$35	$25	(29)%	$121	$93	(23)%
Other revenues as a % of total net revenues	10%	7%		8%	10%
Other revenues decreased by $10 million and $28 million, for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, substantially all driven by the decreases relating to fees charged to users for facilitating the transfer of their account to another broker-dealer and subscription revenues as a result of a decrease in paid subscribers to Robinhood Gold from 1.4 million to 1.1 million.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2021	2022	% Change	2021	2022	% Change
Operating expenses:
Brokerage and transaction	$44	$33	(25)%	$123	$94	(24)%
Technology and development	679	185	(73)%	952	695	(27)%
Operations	108	64	(41)%	276	241	(13)%
Marketing	87	19	(78)%	283	77	(73)%
General and administrative	790	234	(70)%	1,039	728	(30)%
Total operating expenses	$1,708	$535		$2,673	$1,835	(31)%
Percent of net revenues:
Brokerage and transaction	12%	9%		8%	10%
Technology and development	186%	51%		66%	71%
Operations	30%	18%		19%	25%
Marketing	24%	5%		19%	8%
General and administrative	216%	65%		72%	74%
Total operating expenses	468%	148%		184%	188%
Brokerage and Transaction

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Broker-dealer transaction expenses	$12	$8	(33)%	$41	$22	(46)%
Market data expenses	10	7	(30)%	25	21	(16)%
Employee compensation, benefits, and overhead, excluding share-based compensation	4	6	50%	11	16	45%
Cash management transaction expenses	3	3	—%	8	7	(13)%
Share-based compensation	6	2	(67)%	6	4	(33)%
Other	9	7	(22)%	32	24	(25)%
Total	$44	$33	(25)%	$123	$94	(24)%
Brokerage and transaction costs decreased by $11 million and $29 million, for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to decreases in broker-dealer transaction expenses of $4 million and $19 million, driven by lower trading volume and a reduction of certain of these expenses effective in June 2021. In addition, for the nine months ended September 30, 2022, bank charges included in other brokerage and transaction costs decreased by $9 million as a result of more favorable pricing from our banking counterparties.

Technology and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$77	$91	18%	$198	$298	51%
Share-based compensation	503	25	(95)%	505	166	(67)%
Cloud infrastructure services	78	$36	(54)%	203	140	(31)%
Software and tools	17	28	65%	40	76	90%
Other	4	5	25%	6	15	150%
Total	$679	$185	(73)%	$952	$695	(27)%
Technology and development costs decreased by $494 million and $257 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to decreases in share-based compensation expense of $478 million and $339 million as higher share-based compensation expenses were recognized as a result of our IPO in July 2021. The April 2022 Restructuring and August 2022 Restructuring resulted in net reductions of $16 million and $22 million in share-based compensation expense in the three months ended June 30, 2022 and September 30, 2022, respectively. Additionally, we experienced decreases in cloud infrastructure services of $42 million and $63 million primarily due to cost optimization efforts focusing on improvements in utilization of cloud infrastructure.
These decreases were offset by increases of employee compensation, benefits, and overhead of $14 million and $100 million as our engineering and data science average headcount increased, compared to the same periods in the prior year, to continue to support our platform and develop new products. These expenses also included $6 million and $12 million in other employee compensation expense for restructuring related separation expenses, recognized in the three months ended June 30, 2022 and September 30, 2022, respectively. Finally, we incurred an increase of $11 million and $36 million in costs for other software services utilized in delivering our products.
Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$32	$38	19%	$84	$123	46%
Customer experience	28	13	(54)%	69	70	1%
Provision for credit losses and fraud	30	9	(70)%	88	32	(64)%
Share-based compensation	16	—	(100)%	16	5	(69)%
Other	2	4	100%	19	11	(42)%
Total	$108	$64	(41)%	$276	$241	(13)%
Operations costs decreased by $44 million and $35 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to decreases in our provision for credit losses and fraud losses of $21 million and $56 million as a result of decreased user transactions and our strengthened process to identify high risk users and prevent Fraudulent Deposit

Transactions. Additionally, we experienced a decrease in costs related to third-party customer support vendors of $15 million for the three months ended September 30, 2022 as we consolidated our third-party customer support centers due to the overall decrease in user transactions.
Furthermore, we experienced an $8 million decrease for the nine months ended September 30, 2022 in other operations expense primarily related to costs associated with account verification as the growth of our user base in recent periods have slowed compared to the accelerated growth we experienced in the first nine months of 2021. For example, our new funded accounts decreased by 57% from 0.7 million for the quarter ended September 30, 2021 to 0.3 million for the quarter ended September 30, 2022. Finally, we experienced a decrease in share-based compensation expense of $16 million and $11 million for the three and nine months ended September 30, 2022 as higher share-based compensation expenses were recognized as a result of our IPO in July 2021.
These decreases were offset by increases in employee compensation, benefits, and overhead of $6 million, primarily due to severance expenses related to August 2022 restructuring and $39 million as our dedicated customer support professionals average headcount increased to continue to strengthen our customer support. These expenses included $3 million and $9 million in other employee compensation expense for restructuring related separation expenses, recognized in the three months ended June 30, 2022 and September 30, 2022, respectively.

Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$11	$6	(45)%	$27	$25	(7)%
Digital marketing	8	4	(50)%	41	15	(63)%
Creative services	8	4	(50)%	18	11	(39)%
Marketing incentives	7	2	(71)%	114	9	(92)%
Share-based compensation	41	—	(100)%	41	3	(93)%
Brand marketing	6	1	(83)%	24	3	(88)%
Other	6	2	(67)%	18	11	(39)%
Total	$87	$19	(78)%	$283	$77	(73)%
Marketing costs decreased by $68 million and $206 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to decreases in marketing incentives of $5 million and $105 million, substantially all of which was due to lower costs associated with the Robinhood Referral Program, included in marketing incentives, which was in line with the slow growth in our user base in recent periods.
The expense recognized related to the Robinhood Referral Program is comprised of the fair value of awards earned in the current period, changes in estimate of unclaimed awards earned in the current and prior periods, fair value adjustments of shares held to support the program, and reversals related to awards that expire unclaimed. The fair value adjustments of shares held to support the program were immaterial for the periods presented. The following table summarizes the Robinhood Referral Program liability activity for the periods indicated:

	September 30,
(in millions)	2021	2022
Beginning balance, January 1	$1	$—
Fair value of current period awards	120	12
Changes in estimate of unclaimed awards for current and prior periods	—	—
Reversals related to unclaimed, expired awards	(9)	(4)
Claimed awards	(111)	(8)
Ending balance, September 30	$1	$—
Additionally, digital marketing decreased by $4 million and $26 million, and brand marketing decreased by $5 million and $21 million for the three and nine months ended September 30, 2022, respectively. During the nine months of 2021, we invested significantly in marketing costs to raise brand awareness, which was reduced as our brand became more well established.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Share-based compensation	$678	$83	(88)%	$686	$316	(54)%
Employee compensation, benefits, and overhead, excluding share-based compensation	58	62	7%	136	190	40%
Legal expenses	20	17	(15)%	73	61	(16)%
Other professional fees	16	10	(38)%	41	43	5%
Business insurance	9	10	11%	14	31	121%
Settlements and penalties	—	1	NM	63	24	(62)%
Impairment	—	47	NM	—	47	NM
Other	9	4	(56)%	26	16	(38)%
Total	$790	$234	(70)%	$1,039	$728	(30)%
General and administrative costs decreased by $556 million and $311 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to decreases in share-based compensation of $595 million and $370 million as higher share-based compensation expenses were recognized as a result of our IPO in July 2021, including $79 million related to executive compensation arrangements (see Note 11 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information). The April 2022 Restructuring and August 2022 Restructuring resulted in net reductions of $6 million and $28 million in share-based compensation expense in the three months ended June 30, 2022 and September 30, 2022, respectively. We also experienced a decrease of $39 million in costs associated with legal settlements for the nine months ended September 30, 2022. Refer to Note 15 of our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
These decreases were partially offset by impairments of $47 million related to the August 2022 Restructuring. For the nine months ended September 30, 2022, employee compensation, benefits, and overhead also increased by $54 million, as our general and administrative personnel average headcount increase to continue to support our business. This expense included $7 million and $8 million of restructuring related separation expense recognized in the three months ended June 30, 2022 and

September 30, 2022, respectively. Finally, business insurance increased by $17 million for the nine months ended September 30, 2022, which was primarily attributable to additional costs of being a public company.
Change in Fair Value of Convertible Notes and Warrant Liability

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Change in fair value of convertible notes and warrant liability	$25	$—	NM	$2,045	$—	NM
Change in fair value of convertible notes and warrant liability was due to the mark-to-market adjustment of the convertible notes and warrants we issued in February 2021. Upon completion of our IPO, the aggregate outstanding principal and accrued interest of the convertible notes converted into Class A common stock and the warrants became equity-classified, which resulted in the warrant liability being reclassified to additional paid-in capital. There will be no additional mark-to-market adjustments related to the convertible notes or warrant liability. See Note 7 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Provision for (benefit from) income taxes	$(50)	1	(102)%	$(1)	$3	(400)%
Provision for income taxes increased by $51 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the recognition of tax benefits from share-based compensation upon IPO recorded in the third quarter of 2021, and from the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and by our current state taxes payable.
Provision for income taxes increased by $4 million, for the nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to the income tax benefit recognized from the partial release of our valuation allowance resulting from the recognition of net deferred tax liabilities in connection with the Say Technologies acquisition in the third quarter of 2021, and from the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and by our current state taxes payable.
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
Cash, Cash Equivalents, and Investments
Our cash, cash equivalents, and investments were $6.3 billion and $6.2 billion as of December 31, 2021 and September 30, 2022. Our investment portfolio comprises highly liquid available-for-sale securities, including asset-backed securities, commercial paper, corporate bonds, and government bonds.
Revolving Lines of Credit
As of September 30, 2022, we had a total of $2.91 billion in committed revolving lines of credit. See Note 10 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Lease and Purchase Commitments
The following table summarizes our short- and long-term material cash requirements as of September 30, 2022:

	Payments Due by Period
(in millions)	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Operating lease commitments	$209	$8	$64	$52	$85
Non-cancelable purchase commitments(1)	1,101	120	524	456	1
Total	$1,310	$128	$588	$508	$86
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
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2021	2022
Cash provided by (used in):
Operating activities	$(610)	$(1,033)
Investing activities	(180)	(71)
Financing activities	5,210	—
Cash used in operating activities consisted of net loss adjusted for certain non-cash items including change in fair value of convertible notes and warrant liability, share-based compensation expense, impairment of long-lived assets, depreciation and amortization, and provision for credit losses, as well as the effect of changes in operating assets and liabilities. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments, and vendor payment terms.

For the nine months ended September 30, 2022, cash used in operating activities was $1,033 million, primarily due to a net loss of $862 million, adjusted for the add back of non-cash expenses of $621 million, consisting primarily of share-based compensation expense of $494 million, impairment of long-lived assets of $47 million, depreciation and amortization of $44 million, and provision for credit losses of $28 million. Additionally, there was a cash outflow due to changes in operating assets and liabilities of $792 million, primarily due to a decrease of $2.2 billion in securities loaned and a decrease in payables to users of $1.1 billion driven by a decrease in customer cash held on balance sheet, offset by a decrease in receivables from users, net, of $2.6 billion, driven by a decrease in margin borrowing from users.
For the nine months ended September 30, 2021, cash used in operating activities was $610 million, primarily due to a net loss of $3.3 billion, adjusted for the add back of non-cash expenses of $3.4 billion consisting primarily of changes in fair value of convertible notes and warrant liability of $2.0 billion, share-based compensation expense of $1.3 billion, provision for credit losses of $62 million, and depreciation and amortization of $17 million. Additionally, there was a cash inflow due to changes in operating assets and liabilities of $723 million, primarily due to an increase in payables to users of $914 million driven by an increase in customer cash held in line with the growth in our user base and an increase in securities loaned of $1.2 billion, offset by an increase in receivables from users, net of $2.8 billion, driven by an increase in margin receivables due to the growth in our user base and a decrease in our margin interest rate.
For the nine months ended September 30, 2022, cash used in investing activities was $71 million, which primarily consisted of $27 million used for the purchase of investments, $25 million in purchases of property, software, and equipment, and $22 million in capitalization of internally developed software. For the nine months ended September 30, 2021, cash used in investing activities was $180 million, which primarily consisted of $119 million used for business acquisitions, $46 million in purchases of property, software, and equipment and $13 million in capitalization of internally developed software.
For the nine months ended September 30, 2021, cash provided by financing activities was $5.2 billion, which primarily consisted of the proceeds from issuance of convertible notes and warrants of $3.6 billion and $2.1 billion in proceeds from our IPO offset by $412 million in taxes paid for net share settlement of equity awards upon our IPO.
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
The table below summarizes the net capital, capital requirements, and excess net capital of RHS and RHF:

	September 30, 2022
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,993	$83	$2,910
RHF	$221	$0.25	$221
As of September 30, 2022, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.

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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2021 Form 10-K.
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
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents, cash and cash equivalents segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of September 30, 2022, indicate that a hypothetical 100 basis point increase or decrease in interest rates would have had a positively correlated impact of approximately 10% on total net revenues.
We also have exposure to change in interest rates related to our variable-rate credit facilities. See Note 10 to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of September 30, 2022, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements— Note 15—Commitments and Contingencies—Contingencies.”

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
•The prices of most cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.
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
We began operations in 2013, publicly launched our first product in 2015, and have since continued to introduce new products and services to our platform. As a result, our business model has not been fully proven and we have limited financial data that can be used to evaluate our current business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model, and manage future growth and risks. Our historical revenue growth should not be considered indicative of our future performance. For example, most of our operating history coincided with an extended period of general macroeconomic growth in the United States, particularly in U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. Prior to 2022, we therefore had not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant prolonged downturn in U.S. equity markets, both of which we have encountered in 2022, and we might not be able to respond effectively to any such downturn or slowdown in the future, such as if the current environment marked by higher interest rates and rising inflation continues or worsens. We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. We might fail to adequately address these and other challenges we may face, and our business will be adversely affected if we do not manage these risks successfully. In addition, we might not achieve sufficient revenue to maintain positive cash flows from operations or profitability in any given period, or at all.

We have grown rapidly in recent years and we have limited operating experience at our current scale. If we are unable to manage our business effectively, including the size of our workforce, our financial performance might suffer and our brand and company culture could be harmed.
We have expanded our operations rapidly and have limited operating experience at our current size and scale. Between December 31, 2019 and December 31, 2021, our employee headcount increased from approximately 700 to approximately 3,800, and as of March 31, 2022, we had approximately 3,900 employees. In April 2022, we announced the April 2022 Restructuring involving approximately 330 employees, representing approximately 9% of our full-time employees at that time, and as of June 30, 2022 we had approximately 3,400 employees. In August 2022, we announced the August 2022 Restructuring involving approximately 780 employees, representing approximately 23% of our full-time employees at that time and reducing our headcount to approximately 2,600 employees. We also scaled back hiring plans for the remainder of 2022 and as of September 30, 2022, we had approximately 2,400 employees. We face a risk that our efforts to control costs could result in reduced productivity and deteriorating workforce morale, which could cause our business initiatives to suffer.

If current market conditions improve, we face a risk that renewed business growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed employee base.

Our business growth strategy contemplates significant expenditures for marketing, acquisitions, expansion into new countries and markets, enhancements to our current offerings and development of new products and services, and these efforts might not be successful. In addition, our business is highly dependent on our technology platform, and we also rely on certain third-party service providers and computer systems. Any failure to maintain or upgrade our technology or network infrastructure effectively to support our growth, particularly if our customer base grows and we experience any corresponding surges in trading volume, or any interruption in the third-party services or deterioration in the quality of their service or performance, could result in unanticipated system disruptions, partial or full platform outages or other performance problems which have in the past and might in the future result in degraded service, costly litigation, regulatory and U.S. Congressional inquiries, examinations and investigations, customer dissatisfaction, arbitration and complaints and reputational harm and might have an adverse effect on our business. For example, we experienced (i) the March 2020 Outages and (ii) partial service outages and degraded service on our cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”). In addition, our customer service team, from time to time experiences backlogs responding to customer support requests. These backlogs havecompounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Further, any growth must be accomplished in a manner that is consistent with regulatory requirements that apply to our business. If we do not adapt to meet these evolving challenges and requirements, or if our management team does not effectively scale with such growth, we might experience erosion to our brand, the quality of our products and services might suffer, we might face regulatory obstacles, including adverse enforcement actions, other regulatory restrictions or limitations, or failure to obtain regulatory approvals required for certain types of growth, and our company culture might be harmed. We might also experience difficulties in providing adequate customer support to our customer base. Failure to improve, maintain or increase customer support now or in the future could inhibit our growth.

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
We have grown rapidly over the last few years. In particular, from March 2020 through June 2021, we experienced a significant increase in revenue, MAU, AUC, and Net Cumulative Funded Accounts. For example, for full years 2019, 2020, and 2021, our revenue was $278 million, $959 million, and $1,815 million, respectively, representing annual growth of 245% in 2020 and 89% in 2021. Similarly, at year-end 2019, 2020, and 2021 we had Net Cumulative Funded Accounts of 5.1 million, 12.5 million, and 22.7 million, respectively, representing annual growth of 143% in 2020 and 81% in 2021. The circumstances that accelerated the growth of our business over the last few years have not continued, and might not return in the future, and we have seen our growth rates in revenue, MAU, AUC, and Net Cumulative Funded Accounts decline during the current fiscal year. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods.

For example, during the first half of 2021 we experienced high trading volume and account sign-ups as well as high market volatility, particularly in certain market sectors, but those growth factors were largely absent during the second half of 2021. Sequentially from the first half of 2021 compared to the second half of 2021, revenue declined by 33% and Net Cumulative Funded Accounts remained roughly flat. For the first half of 2022, total net revenues decreased by 15% sequentially, while Net Cumulative Funded Accounts remained roughly flat, in each case compared to the second half of 2021.

In the future, we might also experience declines in our revenue growth rate (or negative growth) as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that could reduce financial activity and the maturation of our business, among others. For instance, the current market environment has been marked by higher interest rates and rising inflation, which has negatively impacted Net Cumulative Funded Accounts and MAU and will likely continue to do so if such environment persists or worsens. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
•fluctuations in interest rates;
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
We incurred operating losses each year from our inception in 2013 through 2019, including net losses of $6 million, $58 million, and $107 million for years 2017, 2018, and 2019, respectively. Although we generated positive net income for 2020, we returned to a net loss position for 2021 as our operating expenses increased substantially. We have taken significant actions in 2022 to reduce our cost structure, and we generated positive Adjusted EBITDA in the third quarter of 2022, but we might not be able to increase our revenue and/or further reduce our operating expenses by sufficient amounts to become profitable again on a GAAP basis. If we are unable to generate adequate revenue to offset our operating expenses, we will continue to incur operating losses, which could be significant, and we might not be able to achieve profitability in the future.
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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in November 2018, the SEC amended its rules relating to broker-dealer disclosure of order handling and routing to require that, among other things, such public disclosures must now describe additional detail regarding terms of PFOF arrangements and profit-sharing relationships that may influence a broker-dealer’s routing decision, including information about average rebates the broker received from, and fees the broker paid to, market makers. As previously disclosed, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined above). We also face a risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise, including regulation that could substantially limit or ban such practices, or pursue additional inquiries or investigations relating to PFOF practices. For example, a bill to direct the SEC to study and consider banning or limiting PFOF in the form of exchange rebates or payments from market centers to broker dealers, conflicts of interest based on PFOF arrangements, and the impact of PFOF on the quality of order execution passed out of the House Financial Services Committee in July 2021. In an August 2021 interview, Gary Gensler, Chair of the SEC, commented that a full ban of PFOF was “on the table.” Also in a June 2022 keynote address to an investor conference (the “June 2022 Keynote”), Chair Gensler indicated that he had instructed the staff of the SEC to make rulemaking recommendations to the SEC regarding a variety of market issues and practices, including minimum pricing increments, the National Best Bid and Offer, disclosure of order execution quality, best execution, PFOF, exchange rebates and related access fees, and order-by-order competition (including the possibility of requiring that orders be routed into an open auction system). Any new or heightened PFOF regulation could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might also make it more difficult for us to expand our platform in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or ban of PFOF could have an outsized impact on our results of operations. Even if the SEC does not enact an outright ban of PFOF, new regulations related to market structure design could potentially have the indirect effect of making PFOF more difficult to earn. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

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
Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC, FINRA, and various state regulators also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. As of September 30, 2022, on a consolidated basis we had $6.2 billion in cash and cash equivalents and $2.91 billion available under our existing credit facilities. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs.

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

As a result of a cease-and-desist order issued by the SEC on December 17, 2020 and our related settlement in connection with the SEC’s investigation of our best execution and PFOF practices, we are currently an “ineligible issuer,” as the term is defined under Rule 405 of the Securities Act, and we will remain an ineligible issuer until December 17, 2023. As long as we are an ineligible issuer, we will generally be prevented from using free writing prospectuses and recorded roadshows in securities offerings, and we will not qualify as a “well-known seasoned issuer” (“WKSI”) (which status we otherwise would have achieved by August 2022). We will therefore be unable to take advantage of benefits associated with WKSI status, such as the ability to file universal shelf registration statements on Form S-3 that are automatically effective. These restrictions could impair our ability to raise additional capital quickly in response to changing requirements and market conditions.

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

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax and interest rates, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, changes in volume of securities or cryptocurrencies trading generally, changes in the markets in which such transactions occur (such as the bear markets that developed for equities and crypto in the second quarter of 2022 and continue to persist), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. In the second quarter of 2022, our daily average revenue trades for options and equities declined by 17% and 13%, while daily average revenue trades for cryptocurrencies increased by 12%, respectively, from the prior quarter. In the third quarter of 2022, our daily average revenue trades for options remained relatively flat, while daily average revenue trades for equities and cryptocurrencies deceased by 6% and 23%, as compared to the second quarter of 2022. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, could result in reduced revenues and adversely affect our business, financial condition, and results of operations. Significant downturns in such markets or in general economic and political conditions could also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business results.

The long-term impact of the COVID-19 pandemic on our business, financial condition, and results of operations is uncertain.

Following the March 2020 onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and over the course of the pandemic we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-

at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform.

However, we have seen the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. For example, the pace of growth in new funded accounts slowed considerably in the second half of 2021 (compared to the first half of 2021) and remained roughly flat in the first nine months of 2022. Additionally, to the extent that government stimulus measures enacted in response to the pandemic contributed to an increase in customer engagement, that benefit might not have continued as those stimulus measures have expired. For example, we saw MAU decline from 21.3 million in June 2021 to 12.2 million in September 2022. Further, if the financial markets continue to experience a downturn, we might have difficulty retaining customers, particularly first-time retail investors, who might elect not to continue to invest in the financial markets by trading on our platform or at all due to any number of factors: as a result of a prolonged downturn, a lack of access to additional stimulus funds, the ability to resume pre-COVID-19 activities, rising inflation, or otherwise. To the extent that customer preferences revert to pre-COVID-19 behaviors or the financial markets experience reduced volatility or prolonged decline, our trading volumes and transaction-based revenues could continue to decline.

In response to the COVID-19 pandemic and the related stay-at-home orders, travel restrictions, and quarantine requirements implemented by the state and federal governments, in March 2020 we temporarily closed our physical offices and shifted to a remote working model. Although we gradually started allowing employees to return to the office in mid-2021, we did not require it and in the fourth quarter of 2021 we elected to become a “Remote First” company. Under this approach, which we fully implemented in April 2022, a large segment of our employees has no assigned location or regular in-office requirement, some teams need to live within a commutable distance to an office location for regulatory and business reasons, and a small segment of our workforce is required to come into the office. All employees currently have access to our offices throughout the country. Starting in July 2022, we no longer require proof of vaccination or a negative test for entry into our offices. We continue to monitor developments related to the pandemic, such as the severity and transmission rate of the virus and its variants, and we may adjust our workplace strategy as necessary.

The COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, could still adversely impact our customers, employees and business partners, and continue to disrupt our operations, including as the pandemic and related supply-chain disruptions contribute to a general slowdown in the global economy. The COVID-19 pandemic has resulted, in part, in inefficiencies and delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce continues to work remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the continuing impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration of the pandemic, actions taken to contain COVID-19 or address its impact, our ability to adapt to the Remote First model, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict. The future of remote work and our physical office build-out strategy have been challenged by the COVID-19 pandemic, which might adversely affect successful cross-functional collaboration, product development velocity, and our company culture. In particular, our new Remote First workforce model increases risk of culture drift and could lead to lower operational effectiveness. Even after the COVID-19 outbreak has subsided, we might continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or might occur in the future. A sustained or prolonged COVID-19 pandemic or a resurgence could exacerbate the factors described above and intensify the impact on our business.

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

We believe that a critical component of our efforts to attract and retain employees has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow our business and expand internationally, we will face new challenges to maintain our corporate culture among more geographically dispersed and Remote First employees. Failure to preserve our company culture could harm our ability to retain and recruit personnel.

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

For example, in April 2022 we signed a definitive agreement to acquire Ziglu Limited, a U.K.-based electronic money institution and crypto-asset firm,. Ziglu enables its U.K.-based customers to buy and sell eleven cryptocurrencies, earn yield via its ‘Boost’ products, pay using a debit card, and move and spend money, even abroad, without fees. We expect its team and technology will help us accelerate our international expansion, both in the U.K. and across Europe, however, our ability to close this transaction is subject to regulatory approval, as well as other customary closing conditions. Based on communications with regulators to date, we believe the transaction will close, if at all, no sooner than the first quarter of 2023. Any further delay in completing, or any termination of, the Ziglu acquisition could significantly delay any European expansion, particularly with respect to cryptocurrency trading.

In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, including our pending acquisition of Ziglu, we might not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. Moreover, the anticipated benefits of any acquisition or investment might not be realized and we might be exposed to unknown liabilities.

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

We currently do not offer services to the public outside the United States. However, we currently have corporate subsidiaries, offices, and some employees or contractors, in each of the U.K. and the Netherlands (and, in the case of the U.K., our subsidiary Robinhood U.K. Ltd is authorized and regulated by the U.K. Financial Conduct Authority). We also expect that our pending acquisition of Ziglu, which is subject to receipt of required regulatory approval, if completed, will help us accelerate our international expansion, both in the U.K. and across Europe. Any further delay in completing, or any termination of, the Ziglu acquisition could significantly delay any European expansion, particularly with respect to cryptocurrency trading. Based on communications with regulators to date, we believe the transaction will close, if at all, no sooner than the first quarter of 2023.

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
•double taxation of our international earnings and potentially adverse tax consequences due to requirements of or changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•political or social change or unrest or economic instability in a specific country or region in which we operate.

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
•In August 2022, we settled an NYDFS investigation under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant.

These and other proceedings, some of which are described in Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

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

For more information about the legal proceedings in which we are currently involved, see Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report.

Litigation matters brought against us have in the past and might in the future require substantial management attention and result in settlements, awards, injunctions, fines, penalties, and other adverse results. A substantial judgment, settlement, fine, penalty, or injunctive relief could be material to our results of operations or cash flows for a particular period, or could cause us significant reputational harm.

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
•rising inflation resulting in less disposable income for our customers to invest;

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

In addition, surges in trading volume on our platform have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, the March 2020 Outages resulted in some of our customers being unable to buy and sell securities and other financial products on our platform for a period of time. Similarly, the April-May 2021 Disruptions resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. See Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platform), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platform, facilitate trades by our customers, provide the technology we use to manage our cryptocurrency custody, transfer, and settlement operations, and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

To the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees might increase. Third-party risks might include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud services providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions.

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

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We believe these incidents resulted from compromised passwords off of our platform, rather than any failure of our security or systems. Nonetheless, we experienced negative publicity in connection with these events and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, there is an increased risk that we might experience cybersecurity-related incidents as a result of any of our employees, service providers, or other third parties working remotely on less secure systems and environments. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, our safety and security measures (and those of our third-party service providers) might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. For example, in November 2021 we experienced a data security incident when an unauthorized third party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”). Based on our investigation and that of a third-party security firm, we believe that the unauthorized party obtained names or email addresses for millions of people, phone numbers for several thousand people, additional personal information for a few hundred people, and extensive account details for about ten people, though we believe no Social Security numbers, bank account numbers, or credit or debit card numbers were exposed and that there has been no financial loss to any customers as a result of the incident.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report) and might in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

We also provide customers with a variety of educational materials, investment tools, and financial news and information (including our “Robinhood Snacks” newsletters and the Robinhood Investment Index). Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

If services that we do not consider to be recommendations (such as educational materials and Snacks) are construed as constituting investment advice or recommendations, we could be subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers. SEC staff members have also suggested that digital engagement practices could be considered recommendations in some circumstances and the spring 2022 regulatory agenda published by the SEC also indicated that the SEC would consider proposing rules in October 2022 for broker-dealers and investment advisers related to the use of predictive data analytics, differential marketing, and behavioral prompts.

To the extent our investment education tools, news and information, or digital engagement practices are determined to constitute investment advice or recommendations and to the extent those recommendations fail to satisfy regulatory requirements, or we fail to know our customers, or improperly advise our customers, or if risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, or could be subject to regulatory fines, penalties, and other actions such as business limitations, any of which could harm our reputation and business.
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

The prices of most cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.

The prices of most cryptocurrencies are based in part on market adoption and future expectations, which might or might not be realized. As a result, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations (including the challenging environment for the whole crypto ecosystem in mid-2022), which have impacted, and will continue to impact, our trading volumes and operating results and might adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

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
•Changes in the software, software requirements or hardware requirements underlying a blockchain network, such as a fork. Forks have occurred and are likely to occur again in the future and could result in a sustained decline in the market price of cryptocurrencies.
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

While we currently support 17 cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example, we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform.

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

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. federal and state securities laws. The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Occasionally though the SEC and its staff have taken positions that certain cryptocurrencies are securities – often in the context of enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. Prior public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). Bitcoin and Ethereum are the only specific cryptocurrencies as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. In September 2022, Chair Gensler stated in a speech that he believes a vast majority of the nearly 10,000 tokens in the crypto market are securities and reiterated this statement in his September 2022 testimony before the United States Senate Committee on Banking, Housing, and Urban Affairs. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency supported by our platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. The status of this action, or any related investigation by regulators, might provide additional guidance on the legal status of cryptocurrencies as securities more generally, which might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we have received and might in the future receive SEC inquiries regarding specific cryptocurrency listings and added features.

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

We provide users with the ability to buy, hold, and sell certain cryptocurrencies. Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platform.

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

Recently, the SEC staff issued SAB 121 requiring crypto platforms to recognize a liability and a corresponding asset equal to the fair value of the crypto-assets the entity safeguards on behalf of users. Such accounting treatment enhances the information received by investors regarding potential liabilities upon theft or loss of crypto-assets. But such treatment has also caused some users to question how safeguarded crypto-assets would be treated in a platform bankruptcy. We implemented SAB 121 for the quarter ended June 30, 2022, with retrospective application to the beginning of 2022. As a result of (and solely by virtue of) our implementation of SAB 121, the cryptocurrency we custody for users now appears on our balance sheet as an asset. Nonetheless, based on the terms of our user agreement and applicable law, we believe that the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. To our knowledge, however, no court has reached a final determination on the issues that would be presented in such a case. Although we are well-capitalized (with more than $6.2 billion in corporate cash and cash equivalents as of September 30, 2022), to the extent users are concerned that crypto-assets might not be secure in a platform bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline.

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

Both Bitcoin and Ethereum protocols have been subject to “forks” recently that resulted in the creation of new networks, including, among others, Bitcoin Cash, Bitcoin SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, and Ethereum Proof-of-Work. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked cryptocurrencies. Due to the lack of a central registry or rulemaking body in the cryptocurrency market, no single entity has the ability to dictate the nomenclature of forked cryptocurrencies, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked cryptocurrencies, and which results in further confusion to customers as to the nature of cryptocurrencies they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities might harbor ill will towards other communities. As a result, certain community members might take actions that adversely impact the use, adoption and price of Bitcoin, Ethereum or any of their forked alternatives.

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

Any inability to maintain adequate relationships with third-party banks, market makers, and liquidity providers with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings, would disrupt our ability to offer cryptocurrency trading to customers.

We rely on third-party banks, market makers, and liquidity providers to provide cryptocurrency products and services to our customers. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platform rely on direct settlements between us and our customers and direct settlements between us and our market makers or liquidity providers after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of market makers and liquidity providers to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers, market makers, and liquidity providers (as well as maintaining the minimum capital required by regulators). If we, third-party banks, market makers, or liquidity providers have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platform and these disruptions could have an adverse impact on our business, financial condition, and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platform, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by market makers, our customers’ orders for USD coin (“USDC”) - a stablecoin backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions - are fulfilled directly from Circle Internet Financial, LLC (“Circle”), the original issuer and main liquidity provider of USDC. If in the future we decide to offer other stablecoins, which are crypto assets designed to minimize price volatility, we may also work directly with other liquidity partners to fulfill those orders. If we cannot maintain sufficient relationships with Circle or any other liquidity providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Changes in U.S. and foreign tax laws and policies could adversely impact our tax liabilities.

We are subject to complex and evolving U.S. and foreign tax laws and regulations, which might in the future make changes to corporate income tax rates, the treatment of foreign earnings, or other income tax laws that could affect our future income tax provision and reduce our earnings while increasing the complexity, burden and cost of tax compliance.

Our determination of our tax liability is subject to review by applicable tax authorities. Any adverse outcome of such a review could cause our tax liabilities to increase. The determination of our tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies or changes in tax laws or their interpretation. Such changes could have an adverse effect on our financial condition.

Our corporate structure and associated transfer pricing policies also contemplate future growth in international markets, and consider the functions, risks, and assets of various entities involved in intercompany transactions. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions.

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

In addition, from time to time, proposals are introduced in the U.S. Congress, state, and foreign legislatures to impose new taxes on a broad range of financial transactions, including transactions that occur on our platform, such as the buying and selling of stocks, derivative transactions, and cryptocurrencies. If enacted, such financial transaction taxes could increase the cost to customers of investing or trading on our platform and reduce or adversely affect U.S. market conditions and liquidity, general levels of interest in investing, and the volume of trades and other transactions from which we derive transaction-based revenues. Any financial transaction tax implemented in any jurisdiction in which we operate could materially and adversely affect our business, financial condition, or results of operations, and as a retail brokerage we could be impacted to a greater degree than other market participants.

We also are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, and property taxes in the United States and various foreign jurisdictions. Specifically, we might be subject to ''digital service taxes'' or new allocations of tax as a result of increasing efforts by certain jurisdictions to tax cross border activities that might not have been subject to tax under existing international tax principles. Companies such as ours could be adversely impacted by such taxes. Tax authorities might disagree with certain positions we have taken or might take in the future. As a result, we could be subject to additional tax liabilities.

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

Our tax information reporting obligations are subject to change.

Although we believe we are compliant with the tax reporting and withholding requirements with respect to our customers’ transactions in the jurisdictions in which we operate, various U.S., state or foreign tax authorities might significantly change applicable tax reporting requirements or disagree with the exact application of new or existing requirements. If the taxing authorities determine that we are not in compliance with our tax reporting or withholding requirements with respect to customer asset transactions, we may be exposed to additional withholding obligations, which could increase our compliance costs and result in penalties.

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

We are also exposed to interest rate risk from our corporate cash and investment portfolio, from our securities lending activities, and from interest-rate sensitive assets, including our receivables from users’

margin borrowing and other assets underlying the customer balances we hold on our balance sheet as customer accounts. As interest rates have increased in 2022, interest income has contributed an increasing share of our total net revenues. Reductions in interest rates and a return to a low interest rate environment would negatively impact our net income. For an estimate of how a hypothetical 100 basis point increase or decrease in interest rates could affect our total net revenues, see “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” elsewhere in this report. Changes to the level or mix of interest earning balances could also negatively impact our net income if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates.

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
The trading price of our Class A common stock has been and might continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on the day after our October 26, 2021 quarterly earnings release, the closing price of our Class A common stock fell by more than 10%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. From our IPO in July 2021 through September 2022, the intra-day trading prices of our Class A common stock ranged from a low of $6.81 to a high of $85.00 per share. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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

As of September 30, 2022, our founders and their related entities hold nearly 15% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From July 1, 2022 through September 30, 2022 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated February 24, 2022 (our “Bylaws”)	10-K	2022-02-24	3.2
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1+	Separation Agreement between Robinhood Markets, Inc. and Aparna Chennapragada dated August 1, 2022				X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 2, 2022.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)