Form 10-K
period 2022-12-31
Robinhood Markets, Inc.
filed 2023-02-27
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.7 billion (based on the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on that date). Shares of common stock owned by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 21, 2023, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 768,368,480 and 127,677,469.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
2

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) of Robinhood Markets, Inc (together with its subsidiaries, “we”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Annual Report includes, among others, forward-looking statements regarding:
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

•our belief that there is a significant opportunity for Robinhood to grow internationally; our intent to pursue a disciplined approach to international expansion; our plan to consider factors such as population size and demographics, legal and regulatory environments, and general investing attitudes in potential new markets when pursuing such expansion; and our aggressive goal to offer brokerage services in the U.K. by the end of 2023;

•our expectations about continued growth through acquisitions; and

•our expectations about the sufficiency of our available cash, available borrowings, and cash from operations to meet our current liquidity needs for the next 12 months and our long-term liquidity needs.
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
•our limited operating experience at our current scale;
•the difficulty of managing our business effectively, including the size of our workforce, and the risk of continued declining or negative growth;
•the fluctuations in our financial results and key metrics from quarter to quarter;

•our reliance on transaction-based revenue, including payment for order flow (“PFOF”), and the risk of new regulation or bans on PFOF and similar practices;
•our exposure to fluctuations in interest rates and rapidly changing interest rate environments;
•the difficulty of raising additional capital (to provide liquidity needs and support business growth and objectives) on reasonable terms, if at all;
•the need to maintain capital levels required by regulators and self-regulatory organizations (“SROs”);
•the risk that we might mishandle the cash, securities, and cryptocurrencies we hold on behalf of customers, and our exposure to liability for processing, operational, or technical errors in clearing functions;
•the impact of negative publicity on our brand and reputation;
•the risk that changes in business, economic, or political conditions that impact the global financial markets, or a systemic market event, might harm our business;
•our dependence on key employees and a skilled workforce;
•the difficulty of complying with an extensive, complex, and changing regulatory environment and the need to adjust our business model in response to new or modified laws and regulations;
•the possibility of adverse developments in pending litigation and regulatory investigations;
•the effects of competition;
•our need to innovate and invest in new products and services in order to attract and retain customers and deepen their engagement with us in order to maintain growth;
•our reliance on third parties to perform some key functions and the risk that processing, operational or technological failures could impair the availability or stability of our platform;
•the risk of cybersecurity incidents, theft, data breaches, and other online attacks;
•the difficulty of processing customer data in compliance with privacy laws;
•our need as a regulated financial services company to develop and maintain effective compliance and risk management infrastructures;
•the volatility of cryptocurrency prices and trading volumes;
•the risk that our platform could be exploited to facilitate illegal payments; and
•the risk that substantial future sales of Class A common shares in the public market, or the perception that they may occur, could cause the price of our stock to fall.
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
Our mission is to democratize finance for all. We use technology to provide access to the financial system in a way that is simple and convenient for our customers. We believe investing should be familiar and welcoming, with a simple design and an intuitive interface, so that customers are empowered to achieve their goals. We started with a revolutionary, bold brand and design in the Robinhood app which makes investing approachable for millions. We pioneered commission-free stock trading with no account minimums, which the rest of the industry emulated, and we continue to build relationships with our customers by introducing new products that further expand access to the financial system. Through these efforts, we believe we have made investing culturally relevant and understandable, and that our platform is enabling our customers to become long-term investors and take greater control of their finances.
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
•Participation Is Power. At Robinhood, the rich don’t get a better deal. We founded Robinhood in the wake of the financial crisis because we identified a gap - the more you had, the better deal you got. We aim to give everyone access to the financial system, regardless of their background or bank account balance. That’s why we have no account minimums and a product that was designed from the ground up for small accounts. We would rather serve many small customers over a few large ones. We reflect the world around us, and we elevate and embrace all voices so everyone feels at home at Robinhood.
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
Our Products
We understand that millions of our customers have used Robinhood to enter the financial markets for the first time, and we take our responsibility to them seriously. We are passionate about operating Robinhood in a way that aligns with customer interests, applicable regulations, and with our own mission to democratize finance for all. We plan to create an ecosystem of financial products and services that will enable people across the world to become investors. We believe the products on our roadmap will go a long way toward making that a reality.
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
Brokerage
•Investing. Our platform allows our customers to invest commission-free in U.S.-listed stocks and exchange traded funds (“ETFs”), as well as related options and American Depository Receipts. We believe we have designed an elegant, intuitive investing interface that provides our customers with trading functionality and market information such as historical prices, valuation multiples, recent news, analyst ratings, and more. We also launched advanced charts, which gives customers customizable, quick, simple and in-depth analysis right in the app.

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
•Fractional Trading. Fractional trading allows customers to invest in fractions of a share of stock, rather than requiring them to buy and sell whole shares. This service enables customers to build a diversified portfolio regardless of their budget and removes a barrier to investing in higher-priced stocks, thereby providing access to a much greater selection of equities with as little as $1.
•Recurring Investments. Our recurring investment feature enables our customers to automatically buy shares of equities and certain ETFs on a set schedule, allowing them to build positions over time and establish regular investing habits, even with small contributions. Our customers can also elect to automatically reinvest dividend income back into the underlying respective shares.
•Access to Investing on Margin. Subject to approval upon meeting eligibility criteria set by Robinhood, users can invest on margin. This allows eligible customers to borrow a limited amount of funds from Robinhood at a floating interest rate, depending on account size and holdings, to use as additional investing capital. Robinhood decides whether to extend margin to each customer who applies for access based on information regarding customer activity, portfolio equity or net worth criteria, investment objectives, and investing experience reported by the customer.
•Stock Lending. A customer can earn passive income on their stock portfolio once they give Robinhood permission to lend out any fully paid stocks in their portfolio. Robinhood does the work of finding interested borrowers and customers get paid a share of the interest revenue earned when their shares have been loaned to borrowers.

•Cash Sweep. Our cash sweep program (“Cash Sweep”) provides additional value to our brokerage customers by allowing them to earn interest on uninvested brokerage cash swept to our partner banks. The interest compounds daily and is then paid out by the partner banks monthly, with customers able to track how much they’ve earned directly within the app. Cash deposited at these banks is eligible for Federal Deposit Insurance Corporation (“FDIC”) insurance.
•IPO Access and Directed Share Program. Our IPO Access feature enables our customers, with no account minimums, to buy shares in participating initial public offerings (“IPOs”) at the IPO price, before trading begins on public exchanges. We also offer our Directed Share Program service that gives an issuing company the chance to set aside a certain amount of shares, at the IPO price, for a specific group of people, such as employees, valued customers, vendors, or others who have a relationship with the issuer.
•Instant Withdrawals. Our instant withdrawals feature enables eligible customers to withdraw money from their Robinhood accounts and instantly deposit it to their bank accounts or debit cards (typically around 10 minutes but sometimes longer depending on customers’ banks) with a fee. Instant withdrawals are also available to users of the Robinhood Cash Card and Spending Account.
Robinhood Crypto
We offer commission-free cryptocurrency trading using the same intuitive, mobile interface as our broader Brokerage platform. We have expanded our coverage to include every U.S. state and the District of Columbia, except for Hawaii and Nevada. We support trading in a select number of different cryptocurrencies and support real-time market data for significantly more cryptocurrencies. We offer crypto recurring investments, allowing customers to automatically buy crypto, commission-free, on a schedule of their choice. This feature allows customers to build positions in their favorite cryptocurrencies over time. As an agent, we route all cryptocurrency transactions initiated by customers to third-party market makers. We never act as a counterparty to our users buy or sell transactions. We also offer cryptocurrency transfers (“Crypto Transfers”), allowing customers to transfer cryptocurrency into and out of their Robinhood Crypto accounts without commission, with the exception of New York where our regulatory application for Crypto Transfers is still pending.
We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. We do not utilize third-party custodians for settled cryptocurrencies, but we do utilize technology from a third-party provider to manage some of our cryptocurrency, custody, transfer, and settlement operations. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. We do not hold cryptocurrency for our own account and, therefore, do not commingle cryptocurrencies with those of our users.
Robinhood Cash Card and Spending Account
Our Cash Card and Spending Account allows customers to spend with a prepaid spending card (“Robinhood Cash Card”) issued by a partner bank. We offer a variety features, there are no monthly fees, no subscription fees, no in-network ATM fees, no overdraft fees, no transfer fees, and no account minimum fees. Funds held in Robinhood Cash Card and spending account are eligible for FDIC insurance.
•Round-up Rewards. Customers can round up their Robinhood Cash Card transactions to the next dollar, and set aside the spare change to invest in their choice of stock, ETF, or cryptocurrencies. We then offer weekly bonuses to customers who opt in to round-up rewards based on their weekly round-up amount.
•Recurring Investments and Paycheck Early Access. Once direct deposits are set up, customers can automatically invest part of every paycheck in their choice of stocks and cryptocurrencies. They are also able to access and spend their paycheck up to two days early through the product.
•Robinhood Cash Card Offers. Customers can also earn cash back automatically when they make purchases from participating merchants using their Robinhood Cash Card. Building on our mission to democratize finance for all by putting money back into customers' pockets, this simple, efficient cash back rewards program requires no individual offer activation.
Other Products
•Robinhood Gold. Our monthly subscription service grants subscribers access to a number of premium features. After an initial 30-day free trial, subscribers pay a flat monthly rate. Our premium features offered to Gold subscribers include:
•Higher Interest on Cash Sweep. Subscribers can earn a higher interest rate on the cash swept to participating banks compared to users who do not subscribe to Gold.
•Bigger Instant Deposits. Subscribers can immediately access $5,000 to $50,000 of their deposit, depending on their brokerage account balance and status, instantly so they can invest that portion of their deposit right away.
•Access to Investing on Margin at More Competitive Interest Rate. Subject to approval upon meeting eligibility criteria set by Robinhood, subscribers can invest on margin at a lower rate compared to users who do not subscribe to Gold. No interest is charged on the first $1,000 in margin borrowed by each Robinhood Gold subscriber.
•Professional Research. Subscribers have unlimited access to in-depth stock research reports provided by Morningstar.
•Nasdaq Level II Market Data. Subscribers have the ability to see greater depth of orders for any given stock or option. The ability to see multiple buy and sell requests helps subscribers understand the availability or desire for a stock at a certain price.
•Robinhood Wallet. A self-custody, web3 wallet that allows customers to deposit and withdraw cryptocurrencies to and from our platform with no network fees. The Robinhood Wallet gives customers full control over their cryptocurrencies, which means they hold and maintain the private key to their assets.
•Robinhood Retirement. We offer two types of retirement accounts, a traditional individual retirement account (“IRA”) and a Roth IRA, and customers can earn a 1% match by Robinhood of customers’ eligible contributions to their retirement account, subject to a five-year holding period. Contributions are subject to the annual IRA contribution limit set by the Internal Revenue Service (“IRS”), excluding Robinhood’s 1% match. We offer customer IRA instant deposits up to $1,000, which allows customers to immediately start investing. Customers can also get a custom recommended portfolio, build their own, or both, all commission-free.
Education
We believe that offering educational resources is critical to advancing our mission. The more financial education people receive, the better equipped, and thus more empowered they will be to make personal investment decisions that meet their long-term goals. We’ve been expanding financial educational resources on the Robinhood Learn website for anyone to access as well as in-app education for our customers.
We offer a variety of ways for our customers to grow their financial knowledge:
•Robinhood Learn. Robinhood Learn is an online collection of beginners’ guides, feature tutorials, and an extensive financial dictionary available to anyone. It is designed to provide people with a breadth of financial education and is regularly updated to ensure we provide timely and relevant information for anyone to learn and grow.
•In-App Education. Our first in-app education resources cover investing fundamentals including why people invest, a stock market overview, and tips on how to define investing goals. This allows customers to understand the basics of investing before their first trade. We plan to continue to release additional Learn modules to provide customers access to information that can help build financial confidence.
•Newsfeeds. Our newsfeeds give customers access to free, premium news from sites such as Barron’s, Reuters and Dow Jones.
•Robinhood Snacks. Robinhood Snacks is an accessible digest of business news stories written for a new generation of investors. Its bite-sized news stories bring new investors the latest market-moving news without all of the complicated financial jargon. Building on the success of Robinhood Snacks, we announced the formation of Sherwood Media, LLC, a new subsidiary that will be home for news and information about the markets, economics, business, technology, and the culture of money.
•Crypto Learn and Earn. Exclusive in-app educational module available to all Robinhood Crypto customers via Robinhood Learn to teach customers the basics about cryptocurrency. Customers who complete the free courses will be eligible to receive rewards, which will be paid out in cryptocurrency.
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
Customer feedback is at the heart of product development at Robinhood. As such, we regularly communicate with our customers—not just to provide support, but also to learn more about their experiences and insights, and to respond to their feedback about our products. This keeps us connected with customers and enables us to understand their expectations and the problems and opportunities they face financially. During the fourth quarter of 2021, we launched 24/7 live phone support for all logged-in users, giving customers the ability to get phone support at any time and on any topic. We are also the first major crypto platform to provide 24/7 phone support. When we first launched 24/7 live phone support, we saw a significant increase in interest and activity on our platform, leading to slower customer support response times during high volume periods. In response, we went directly to our customers to understand how we could best offer customer support that worked for them. From that research, we streamlined the in-app phone support request process, introduced in-app chat support, and now service the majority of support requests via in-app chat support on a 24/7 basis. We also extended the trading hours with trading now available from 7 a.m. to 8 p.m. eastern time. This is the first step toward offering 24/7 trading and was one of the top-requested features of Robinhood advanced customers.

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
We have achieved our growth with relatively little investment in traditional sales and marketing efforts, although we have done substantial in-market testing to determine how to most efficiently utilize paid channels. We plan to increase our brand marketing in the future and anticipate that our marketing efforts will drive higher brand awareness that can further accelerate our growth. Our brand has faced challenges in recent years, including as a result of, among other things, the Early 2021 Trading Restrictions, the November 2021 Data Security Incident, the Q4 2022 Processing Error, and uncertainty related to the status of the Emergent Shares (each as defined below). We have taken these concerns seriously and have prioritized developing responsive solutions, such as by maintaining a strong balance sheet and cash position to cushion ourselves against the potential for future increased collateral requirements and related market stress, amplifying our data security measures and enhancing data security training for employees, making necessary improvements to our corporate actions processing procedures, and pursuing the opportunity to purchase most or all of the Emergent Shares. We are determined to keep evolving to better serve our customer base.
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
In 2022, we launched several new features and products focused on delivering the top feature requests and addressing pain points from more advanced customers, who trade more actively and use more sophisticated products like options. These features and products included extended trading hours, advanced charts, Fully-Paid Securities Lending, and improved options offering, including introducing options in cash accounts. We plan to continue to innovate for our advanced customers to drive an even better experience.
Expanding Internationally
We believe there is a significant opportunity for Robinhood to grow internationally. The Robinhood Wallet is our first offering to customers internationally and is empowering customers around the world to custody their own crypto. Additionally, we plan to be more aggressive in our international approach and intend to offer brokerage services in the U.K. by the end of the year. Over time, we intend to pursue a disciplined approach to international expansion and we will consider factors such as population size and demographics, legal and regulatory environments, and general investing attitudes in potential new markets prior to pursuing such expansion. Our plans to pursue international expansion are uncertain and dependent on a variety of external factors, including, among other things, our obtaining required regulatory approvals, authorizations, licenses and consents, our obtaining and protecting intellectual property rights abroad, and the identification of and successful entry into new business partnerships with third-party service providers that would be necessary to provide our products and services in the relevant local market.
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
Creative Product Design
We believe archaic, cumbersome digital platforms reinforce legacy barriers to participation in the financial system. We put design at the center of our product with the goal of building long-term relationships with customers. We involve our talented product designers early and often throughout our product development process to create intuitive and elegant experiences that efficiently address our customers’ needs. Our customer-centric approach has made our platform easy to use, informative, and familiar in look and feel for a generation of mobile-first customers. For example, we seamlessly integrate information into our platform through Robinhood Learn and our newsfeed, which offers free news from trusted sources including Barron’s, Reuters, and Dow Jones. In addition, we continue to work to deliver an intuitive product experience including developing and implementing designs to celebrate investing milestones of our customers in a responsible way. Our products are designed mobile-first, allowing us to offer attractive investing, spending, and saving experiences as more people shift their daily financial services activities to the palm of their hands.
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
Vertically Integrated Platform
We design our own products and services and deliver them through a single, app-based platform supported by proprietary technology that has been cloud-based from the start. We are a licensed introducing broker-dealer, a licensed clearing broker-dealer, and a licensed money-transmitter. Our digitally-native technology stack also gives us control over our product development from end-to-end, enabling faster development times, better customer experiences, stronger unit economics, greater flexibility, and a robust and dynamic risk management framework. Our vertically integrated platform has enabled us to rapidly introduce new products and services such as cryptocurrency trading, dividend reinvestment, fractional shares, recurring investments, IPO Access, instant withdrawals, Robinhood Cash Card, Robinhood Gold, and Robinhood Retirement, while also supporting our ability to quickly scale.
Seasonality
Our business can be subject to seasonal fluctuations due to such factors as retail interest in investing, overall number of market participants and trading volumes, varying numbers of trading days from quarter-to-quarter, declines in trading activity around holidays, and proxy and investor communications activity during proxy season. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on equity and cryptocurrency valuations and trading activity.

Human Capital
Our Employees and Culture
Robinhood employees are at the heart of our company mission. As of December 31, 2022, we had approximately 2,300 full-time employees. We seek to foster a high performance culture that is open and honest. During our weekly “all-hands” meetings, every employee has the opportunity to ask a question of our senior leadership. To ensure we provide a rich experience for our employees, we conduct ongoing employee surveys to build on the competencies that are important for our future success. Our employee surveys are an important part of our culture and the results are an important part of how we make decisions about life at Robinhood. These regular check-ins with employees provide critical input for company decisions on how to best improve productivity, inclusion, and retention. Inclusivity is core to our culture and we seek to create an environment where all viewpoints, including opposing ones, are welcome. We provide resources, opportunities, and support for career and personal growth, as well as ongoing company initiatives to maintain strong employee engagement.
Talent Acquisition and Development
A critical foundation of our mission is building an inclusive environment that attracts and retains exceptional talent from diverse backgrounds and experiences. We prioritize hiring great leaders with deep functional expertise, we set high standards for performance and we commit to their professional and technical development so we can grow together as we transform the future of finance. We continue to invest in recruiting and fostering diverse talent and supporting all of our employees.
We work to attract the best talent from a range of sources in order to meet the current and future demands of our business. We have relationships with universities, professional associations, and industry groups to proactively engage and attract talent from underrepresented groups. We work with trusted third-party partners to help us mitigate potential bias in our hiring process—from the language used in our job descriptions to how technical screening interviews are conducted.
The professional growth of our people is essential to the growth of our business and we aim to empower all Robinhood employees to reach their full potential. We support job-specific capabilities and training to help develop behavioral and leadership capabilities for all employees. All full-time employees are offered funds that can be used for education to support skill-building both in current and for future roles, as well as access to resources and training to build their capabilities and professional coaching. We also offer a variety of formal and informal development and skills-building opportunities to our managers. For example, we launched a leadership development experience for all managers to support them in their growth and development as leaders at Robinhood.
Inclusion, Equity, and Belonging (“IEB”)
Prioritizing an inclusive and equitable culture that attracts, motivates, and retains diverse talent within our workplace is critical to delivering on our mission. As our customer base is incredibly diverse, we are building a company that can anticipate and meet their needs. We strive to do this in four distinct ways: ensuring our workplace culture is accessible and respectful, broadening the diversity of our workforce at all levels, effectively serving non-traditional investors, and increasing financial literacy among underserved communities. We value each of our employees and their unique contributions as we build our company together.
We have an IEB team dedicated to delivering on Robinhood’s commitment to create an inclusive environment. In addition to offering more ways for our employees to self-identify different aspects of their identity, we also rolled out inclusive hiring training and managing unconscious bias foundations, implemented a diverse slate approach to hiring with select teams, and increased our community outreach efforts around financial inclusion for underrepresented communities.
As of December 31, 2022, 60% of our employees are members of at least one of our Robinhood Employee Resource Groups (“ERGs”) which are voluntary, identity or experience-based groups led by members and allies who join together to support the creation of an inclusive workplace. Each ERG is sponsored by members of our leadership team. We utilize ERGs to create a welcoming environment for new employees by designating Robinhood Ambassadors, leaders within our ERGs who are available to candidates and new employees who want to learn more about working at Robinhood. Robinhood ERGs include: Asianhood, Black Excellence (BEX), Divergent (for Neurodiversity), Latinhood, Parenthood, Rainbowhood, Sisterhood, Veterans at Robinhood, and Women in Tech.

In addition to providing a supportive, safe space for employees, a number of Robinhood ERGs support specific business objectives that include recruiting, employee engagement, marketing, and more. For example, our ERGs participate in various hiring events, including hosting panels on what it’s like to work at Robinhood and how to think about career development.
Employee Incentives and Benefits
We offer competitive compensation for employees and benefits for themselves and their families. To help foster our high performance culture, all employees are eligible for variable incentive pay (bonus and/or equity) and all of our compensation programs are directly linked to either a) individual or b) individual and company performance. Our flexible benefits are designed to attract the best talent and to ensure Robinhood employees are supported. Where applicable, eligibility also extends to domestic partners and their children; our approach aims to support the diverse needs of our employees. Some notable benefits that our employees value include lifetime fertility benefits, a flexible lifestyle wallet that can be used for wellness, education or any number of other benefits, generous paid family leave, retirement savings with employer match, and employer-paid health benefits.
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
We have an ongoing trademark, copyright and service mark registration program pursuant to which we register our brand names and solution names, taglines, designs, and logos in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We are the registered owners of a variety of U.S. and international trademarks and domain names that include the primary brand “Robinhood,” including variations thereof, as well as brands for other Robinhood products and services, such as our Snacks newsletter and media content. We also have common law rights in certain unregistered trademarks and copyrights that were established over years of use. Additionally, we have an ongoing patent registration program pursuant to which we register and acquire certain design and utility patents in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We are the authorized user of a variety of social media handles, pages, and profiles that reflect our primary brand. In addition, we have a suite of defensively registered domains. We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our trademark rights and to determine the validity and scope of the trademark rights of others.
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
Regulation
U.S. and non-U.S. laws and regulations apply to many key aspects of our current business operations and future business plans. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For additional information relating to regulation and regulatory actions, see “Risk Factors—Risks Related to Regulation and Litigation,” “Risk Factors—Risks Related to Cybersecurity and Data Privacy,” and “Risk Factors—Risks Related to Cryptocurrency Products and Services.”
Broker-Dealer Regulation
As broker-dealers, our subsidiaries Robinhood Securities, LLC (“RHS”) and Robinhood Financial LLC (“RHF”) are subject to extensive regulation by federal, state and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal, state and SROs, including the SEC and Financial Industry Regulatory Authority (“FINRA”), can and have in the past among other things investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring and have in the past brought legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice (the “DOJ”) may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations.
The SEC and FINRA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s capital is its net worth plus qualified subordinated debt less deductions for certain types of asset. Rule 15c3-1 (the "Net Capital Rule") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") specifies that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. If the Net Capital Rule is changed or expanded, or if there is an unusually large charge against our broker-dealer’s net capital, our operations could be limited. A large charge or operating loss against our net capital could adversely impact our ability to maintain or expand current business, which could have a material adverse impact on our business and financial condition. If one of our regulated entities fails to maintain its required net capital, it may be subject to suspension or revocation of its registration by regulatory authorities and suspension or expulsion by these regulators could lead to the entity’s liquidation.

Money-Transmitter Regulation
As money transmitters, our subsidiaries Robinhood Crypto, LLC (“RHC”) and Robinhood Money, LLC (“RHY”) are subject to regulation, primarily at the state level. We are also subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”). We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the United States and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.
Anti-Money Laundering and Counter-Terrorist Financing
We are subject to anti-money laundering ("AML") laws and counter-terrorist financing laws and regulations in the United States and the United Kingdom. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), broker-dealers and money transmitters are required to “know your customer” and to monitor their customers’ transactions for suspicious transactions. In the United Kingdom, the Financial Services and Markets Act 2000 is the primary regulation for all financial services in the UK. This law enacts the Financial Conduct Authority as the main AML regulator and provides guidelines for its duties.
As required by the USA Patriot Act and other rules, we have established comprehensive AML, customer identification and transaction surveillance of customers designed to prevent our financial services from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our products and services from being used to facilitate business in countries, or with persons or entities, included on designated government sanctions lists, including lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”), Specially Designated Nationals and Blocked Persons lists, and equivalent foreign lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including account opening fraud, and systems to identify potentially manipulative patterns of trading or higher risk patterns of money movements, and report such activities and transactions, where appropriate. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of AML compliance officers, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with AML rules and regulations and industry standards and implement policies, procedures and internal controls in light of current legal requirements.

Cryptocurrency Regulation
As noted above, in the U.S., states primarily regulate RHC as a money transmitter. RHC also is registered with the Financial Crimes Enforcement Network. The laws and regulations applicable to cryptocurrency are evolving and subject to interpretation and change. Therefore, our current and future cryptocurrency services may be or become subject to additional licensing and regulatory requirements by other state and federal authorities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.
Data Privacy and Security
We are also subject to laws and regulations regarding data privacy and security; in the U.S., federal law, such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal data, requires notice to individuals of privacy practices and provides individuals with some rights to prevent the use and disclosure of nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal data through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has also announced that it is reviewing the need for greater regulation for the collection, use, and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting some targeted advertising practices, and numerous states, including but not limited to California through the California Consumer Privacy Act and California Privacy Rights Act of 2020, have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. The New York State Department of Financial Services (“NYDFS”) also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies, and other financial services institutions regulated by the NYDFS including RHC, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. Failure to comply with these requirements may result result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.
Communications Regulation
We send texts, emails, and other communications in a variety of contexts, such as when providing digital receipts and marketing. Communications laws and regulations, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.
Available Information
On our investor relations website, investors.robinhood.com, we post the following filings after they are electronically filed with or furnished to the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Beneficial Ownership Reports on Forms 3, 4, and 5, and amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 of the Exchange Act. All such filings are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We use the "Overview" tab of our Investor Relations website (accessible at investors.robinhood.com/overview) and its blog, Under the Hood (accessible at blog.robinhood.com), as means of disclosing information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (“Reg. FD”). Investors should routinely monitor those web pages, in addition to our press releases, SEC filings, and public conference calls and webcasts, as information posted on them could be deemed to be material information. The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties including those described at length in the Risk Factors section below. We consider the following to be our most material risks:

•We might not grow in line with historical rates.
•We have limited operating experience at our current scale, which subjects us to a number of uncertainties, risks, and difficulties that could adversely affect our business.
•Our results of operations and other operating metrics fluctuate from quarter to quarter, which makes these metrics difficult to predict.
•We have incurred operating losses in the past and might not be profitable in the future.
•Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

•We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments could reduce our net interest revenues and otherwise result in reduced profitability.
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
•Our products and services rely on software and systems that are highly technical and have been, and may in the future be, subject to interruption, instability, and other potential flaws due to software errors, design defects, and other processing, operational, and technological failures, whether internal or external.
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
•Our support for Crypto Transfers, Robinhood Wallet, spending accounts, and debit card services increases the risk that our platform could be exploited to facilitate illegal payments, potentially resulting in enforcement actions, fines, and civil liability.
•Substantial future issuances or sales of shares of our Class A common stock in the public market could result in significant dilution to our stockholders and such issuances or sales, or the perception that they may occur, could cause the trading price of our Class A common stock to fall.
•The multi-class structure of our common stock has the effect of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval. In addition, the Founders’ Voting Agreement (defined below) and any future issuances of our Class C common stock could prolong the duration of our founders’ voting control.
Risks Related to Our Business
We might not grow in line with historical rates.
We have grown rapidly over the last few years. In particular, from March 2020 through June 2021, we experienced a significant increase in revenue, Monthly Active Users (“MAU”), Assets Under Custody (“AUC”), and Net Cumulative Funded Accounts. For example, for fiscal years 2019, 2020, and 2021, our revenue was $278 million, $958 million and $1,815 million, respectively, representing annual growth of 245% in 2020 and 89% in 2021. Similarly, at year-end 2019, 2020, and 2021 we had Net Cumulative Funded Accounts of 5.1 million, 12.5 million, and 22.7 million, respectively, representing annual growth of 143% in 2020 and 82% in 2021.

However, the circumstances that accelerated the growth of our business over the last few years, including an extended period of general macroeconomic growth in the U.S., particularly in the U.S. equity markets, as well as growth in the financial services and technology industries in which we operate, did not continue in 2022 and might not return in the future. For example, for fiscal year 2022, our revenue was $1,358 million, representing an annual decline of 25%, and we had Net Cumulative Funded Accounts of 23 million, representing an annual growth of only 1%. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods.

We might continue to experience declines in the growth of our business (or negative growth) as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, declines in the level of usage of our platform by existing customers, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that have, in some instances, and could continue to reduce financial activity and the maturation of our business, among others. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate continues to decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have limited operating experience at our current scale, which subjects us to a number of uncertainties, risks, and difficulties that could adversely affect our business.

We have expanded our operations rapidly, including continuing to introduce new products and services in our platform, and have limited operating experience at our current scale, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. For example, in 2020 and the first half of 2021, we went through a period of hyper growth accelerated by several factors including pandemic lockdowns, low interest rates, and fiscal stimulus. However, as a result of the general downturn in economic conditions and the U.S. equity markets in 2022, we announced two restructurings in April 2022 (the “April 2022 Restructuring”) and August of 2022 (the “August 2022 Restructuring”) that impacted approximately 1,100 employees and scaled back hiring plans.

Such efforts to control costs have in the past resulted, and might in the future continue to result in reduced productivity and deteriorating workforce morale, which can cause our business initiatives to suffer. However, if market conditions improve, we also face a risk that renewed business growth could strain our existing resources, or that we are not able to effectively scale up in response, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed employee base.

We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.

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
•fluctuations in interest rates;

•increases in marketing, sales, compensation (for example, due to increased hiring competition for highly skilled personnel), cloud infrastructure, and other operating expenses that we might incur to grow and expand our operations and to remain competitive;
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
•the impacts of public health threats (including pandemics such as COVID-19), unemployment, and inflation; and
•changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and might significantly affect the effective tax rate of that period.

Any of the factors above or listed elsewhere in this Risk Factors section, or the cumulative effect of some of those factors, could result in significant fluctuations in our results of operations.

We have incurred operating losses in the past and might not be profitable in the future.
We incurred operating losses each year from our inception in 2013 through 2019, including net losses of $6 million, $58 million, and $107 million for years 2017, 2018, and 2019, respectively. Although we generated positive net income for 2020, we returned to a net loss position for 2021 and 2022 as our operating expenses increased substantially. While we have publicly stated our expectation to get much closer to positive U.S. generally accepted accounting principles (“GAAP”) net income in the back half of 2023, we might not be able to increase our revenue and/or further reduce our operating expenses by sufficient amounts to become profitable again on a GAAP basis in the future.
Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined below). We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in December 2022, the SEC proposed four separate equity market structure rules (the “December 2022 Rule Proposals”) related to (i) best execution; (ii) order competition, including requiring certain retail equity orders to be exposed in auctions before being internalized; (iii) order execution disclosure; and (iv) order tick size and fee caps. Although these proposed rules related to market structure design do not ban PFOF, they introduce new requirements around “conflicted transactions,” and if adopted as proposed, they would have the indirect effect of making PFOF more difficult or impossible to earn and condensing the revenues we could theoretically earn. Any new or heightened PFOF regulation, including the December 2022 Rule Proposals if adopted as proposed, could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might make it more difficult for us to expand our platform in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or a ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions, we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek "best execution" of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF. For example, the intra-day trading price of our Class A common stock fell as much as 5.3% on December 14, 2022, the day the December 2022 Rule Proposals were announced.

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

We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments could reduce our net interest revenues and otherwise result in reduced profitability.

A large portion of our revenue comes from interest income earned from our corporate cash and investment portfolio, our securities lending activities, Cash Sweep, and from interest-rate sensitive assets, including receivables from users’ margin-borrowing and other assets underlying the customer balances we hold on our balance sheets as customer accounts. Interest rates are the key driver of our net interest income and are subject to many factors beyond our control. As interest rates increased starting in 2022, interest income has contributed an increasing share of our total net revenues. Reductions in interest rates and a return to a low interest rate environment would negatively impact our net income and adversely impact our customers’ returns on their cash deposits. For an estimate of how a hypothetical 100 basis point increase or decrease in interest rates could affect our total net revenues, see “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” elsewhere in this report. Changes to the level or mix of interest earning balances could also negatively impact our net income if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates.

Higher interest rates also lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which might reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income. Fluctuations in interest rates could adversely impact our customers’ general spending levels and ability and willingness to invest through our platform.

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules. We could be penalized if we fail to comply with these requirements and these requirements might be modified in the future in a way that could harm our business.

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders, as described in Part I, Item 1 “Business.” As previously disclosed, in December 2019 and 2020, we settled an SEC investigation and FINRA disciplinary action, respectively, that related to our best execution practices. We face a risk of additional investigations or penalties in the future related to our best execution practices.

We also might be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, receipt of PFOF and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. For instance, one of the December 2022 Rule Proposals relates to best execution and proposes to enhance the existing regulatory framework concerning the duty of best execution by, among other things, requiring additional policies and procedures for broker-dealers engaging in certain conflicted transactions with retail customers. There is a risk that these bodies might adopt additional regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulations could have a material adverse impact on our business and one of our primary sources of revenue.

We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. As of December 31, 2022, on a consolidated basis we had $6.3 billion in cash and cash equivalents and $2.91 billion available under our existing and committed credit facilities. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs.

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

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other SROs or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which might adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency market makers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence resulting in unanticipated and/or excessive withdrawals or redemptions, or a suspension of redemptions or withdrawals of customer assets.

We might also need additional capital to continue to support our business and any future growth and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, acquire and invest in complementary businesses and technologies, and to fund payments on our obligations at the parent company level, such as any debt obligations we might incur. To meet liquidity needs at the parent level, we might need to rely on dividends, distributions and other payments from our subsidiaries. Regulatory and other legal restrictions might limit our ability to transfer funds to or from some subsidiaries. For example, under FINRA rules applicable to RHS, a dividend of over 10% of a member firm’s excess net capital must not be paid without FINRA’s prior written approval.

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

As a result of a cease-and-desist order issued by the SEC on December 17, 2020 and our related settlement in connection with the SEC’s investigation of our best execution and receipt of PFOF, we are currently an “ineligible issuer,” as the term is defined under Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and we will remain an ineligible issuer until December 17, 2023. As long as we are an ineligible issuer, we will generally be prevented from using free writing prospectuses and recorded roadshows in securities offerings, and we will not qualify as a “well-known seasoned issuer” (“WKSI”) (which status we otherwise would have achieved by August 2022). We will therefore be unable to take advantage of benefits associated with WKSI status, such as the ability to file universal shelf registration statements on Form S-3 that are automatically effective. These restrictions could impair our ability to raise additional capital quickly in response to changing requirements and market conditions.

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

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platform, such as the March 2020 Outages, the April-May 2021 Disruptions, or the November 2021 Data Security Incident (each defined below) are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions.

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
•future restructurings or any similar such reductions or activities in the future;
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
•inadequate or unsatisfactory customer support experiences;
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

These and other events could negatively impact the willingness of our existing customers, and potential new customers, to do business with us, which could adversely affect our trading volumes and number of funded accounts, as well as our ability to recruit and retain personnel, any of which could have an adverse effect on our business, financial condition, and results of operations, as well as the trading price of our Class A common stock. For instance, on November 8, 2022 (the day that FTX Trading Ltd. (“FTX”), a major international cryptocurrency exchange, halted all non-fiat customer withdrawals from its platform), the intra-day trading price of our Class A common stock fell as much as 18%. And in December 2022, shortly after FTX filed for bankruptcy on November 11, 2022, and following the bankruptcies of several other major cryptocurrency trading venues and lending platforms earlier in 2022, including Three Arrows Capital, Ltd., Voyager Digital Holdings, Inc., and Celsius Network LLC (“Celsius”) (collectively, the “2022 Crypto Bankruptcies”), we received an investigative subpoena from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations.

Our business has been and might continue to be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, changes in volume of securities or cryptocurrencies trading generally (such as the bear markets that developed for equities and crypto in the second quarter of 2022 and continue to persist (the “2022 Bear Markets”)), changes in the markets in which such transactions occur (such as following the 2022 Crypto Bankruptcies), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. For example, as a result of the 2022 Bear Markets, for fiscal year 2022, our daily revenue trades for options, equities, and crypto declined by 33%, 49%, and 75%, compared to fiscal year 2021. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business results.

The future impact of the COVID-19 pandemic or the emergence of any similar public health threats on our business, financial condition, and results of operations is uncertain.

Following the March 2020 onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform. The COVID-19 pandemic has also resulted, in part, in inefficiencies and delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce continues to work remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents.

As the COVID-19 pandemic began to subside in the second half of 2021 and the related circumstances that accelerated the growth of our business did not continue, we saw the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. The extent of the impact of any COVID-19 resurgence or emergence of similar public health threats on our business, financial condition and results of operations will depend largely on future developments, including the duration of any COVID--19 resurgence or similar public health threat and actions taken to contain or address their impact, their impact on capital and financial markets, and their related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict.

Our flexible remote working model subjects us to heightened operational risks.

We have a flexible remote work policy, under which a large segment of our employees are not required to come into the office on a daily basis. Allowing our employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.

Having a flexible remote working model has also made and might continue to make it more difficult for us to preserve our corporate culture of innovation and our employees might have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that having a large portion of our workforce continuing to work remotely will not have a negative impact on employee morale or productivity. Any failure to overcome the challenges presented by our flexible remote work policy could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, maintain product development velocity, and execute on our business strategy.
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

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on share-based compensation, the continuing declines in our stock price (which make previously-granted share-based compensation less valuable) have exacerbated the difficulty of recruiting, retaining, and motivating highly skilled personnel. Attrition and workforce reductions have and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following the April 2022 Restructuring and August 2022 Restructuring, we experienced higher rates of voluntary employee attrition, as well as declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

We believe that a critical component of our efforts to attract and retain employees has been our corporate culture of innovation. We have invested substantial time and resources in building our team. As we continue to expand internationally, we will face new challenges to maintain our corporate culture of innovation among a larger number of geographically dispersed and remote employees. Failure to preserve our company culture could harm our ability to retain and recruit personnel.

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

As part of our business strategy, we have made and might continue to make acquisitions of, or investments in, specialized employees or other compatible companies, products, or technologies. We also have entered into and might continue to enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive and our ability to close these transactions might be subject to third-party approvals, such as governmental and other regulatory approvals, which are beyond our control, and may take longer than expected to be obtained, if at all.

For example, in April 2022 we signed a definitive agreement to acquire Ziglu Limited (“Ziglu”), a U.K.-based electronic money institution and crypto-asset firm. However, as a result of prolonged regulatory uncertainty, after careful consideration, we notified Ziglu of the termination of the agreement in February 2023. In connection with the termination of the agreement, we took a $12 million impairment charge, in addition to suffering losses from legal fees and other expenses. Additionally, because we had expected Ziglu’s team and technology to help accelerate our international expansion, the termination of the deal has delayed our plans to expand our operations in Europe, particularly with respect to cryptocurrency trading.

In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, we might not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. Moreover, the anticipated benefits of any acquisition or investment might not be realized and we might be exposed to unknown liabilities.

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

We currently only offer services to the public outside the United States through our web3 self-custodial crypto wallet (the “Robinhood Wallet”), which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. (“RHNC”) We also currently have corporate subsidiaries, offices, and some employees or contractors, in each of India, the U.K., and the Netherlands (and, in the case of the U.K., our subsidiary Robinhood U.K. Ltd is authorized and regulated by the U.K. Financial Conduct Authority).

We intend to expand our operations outside of the United States. International expansion will require significant resources and management attention and will subject us to regulatory, economic, operational, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:

•difficulty establishing and managing international entities, offices, and/or operations and the increased operations, travel, infrastructure, and legal and compliance costs associated with operations, entities, and/or people in different countries or regions;
•the need to understand, interpret and comply with local laws, regulations and customs in multiple jurisdictions, including laws and regulations governing cryptocurrency-related, broker-dealer, money transmitter, or regulated entity practices, some of which might require permissions, registrations, authorizations, licenses or consents, or might be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy or labor and employment laws;

•the additional complexities of any merger or acquisition activity internationally, which would be new for us and could subject us to additional regulatory scrutiny or approvals;
•the need to adapt, localize, and position our products for specific countries (also known as “product-market fit”);
•increased exposure to foreign fraud vectors;
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
•compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act (the “FCPA”) and equivalent anti-money laundering rules and requirements, and with anti-bribery and anti-corruption requirements and sanctions regulations in local markets, by us, our employees, and our business partners;
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
While we have policies and procedures designed to manage and mitigate these risks, we cannot be certain that such processes will be effective. Our failure to limit returns, including as a result of fraudulent transactions, could lead payment networks or our banking partners to require us to increase reserves, impose penalties on us, charge additional or higher fees, or terminate their relationships with us. These risks may be amplified as we continue to expand our operations internationally and increase our exposure to foreign fraud vectors.
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

Broker-Dealer Regulation

As broker-dealers, our subsidiaries RHF and RHS are subject to extensive regulation by federal and state regulators and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal and state regulators and SROs, including the SEC and FINRA, can among other things investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations.
Money-Transmitter Regulation
As money transmitters, certain of our subsidiaries are subject to regulation, primarily at the state level. We are also subject to regulation by the CFPB. We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the United States and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the movement of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.
We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the SEC or FINRA, other federal agencies such as OFAC, and state regulatory agencies, such as the Massachusetts Securities Division (“MSD”), the California Attorney General’s Office, and the NYDFS, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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
•In connection with the Early 2021 Trading Restrictions, we and our employees, including our co-founder and CEO, Vladimir Tenev, have received requests for information, and in some cases, subpoenas and requests for testimony from the U.S. Attorney’s Office (“USAO”), the DOJ, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. We have also received inquiries from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading during the week of January 25, 2021 in some of the securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC

Entertainment Holdings, Inc., and specifically as to whether any employee trading in these securities occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations and examinations.
•In August 2022, we settled an NYDFS investigation under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant.

These and other proceedings, some of which are described in Note 17 to our consolidated financial statements in this Annual Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

In connection with litigation settlements, we have in the past and might in the future be required to make expenditures to enhance our compliance activities. For example, in connection with the August 2022 NYDFS settlement, we engaged an independent consultant to perform a comprehensive evaluation of our compliance program and remediation efforts with respect to identified deficiencies and violations. The independent consultant’s evaluation is still ongoing, and may result in a recommendation to implement enhancements in certain areas identified in the settlement, which could require significant effort and expense to implement.

Additionally, RHS, RHF, RHC, and RHY are registered in the United States but are not currently licensed, authorized, or registered in any other jurisdiction (and in some cases are not licensed in every state). With the exception of Robinhood Wallet, which is offered through RHNC, under the terms of our customer agreements, we currently offer services only to U.S. citizens and permanent residents with a legal address within the United States or Puerto Rico, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized could result in fines or other enforcement actions.

Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. In June 2022, the majority staff of the House Financial Services Committee released a report on the market events surrounding the Early 2021 Trading Restrictions, which alleged that “Robinhood exhibited troubling business practices, inadequate risk management, and a culture that prioritized growth above stability” and concluded in part that Congress should adopt legislation requiring the SEC and FINRA to study how market rules and supervision should evolve to address social media driven market activity. In December 2022, the SEC proposed the December 2022 Rule Proposals, which relate to (i) best execution, (ii) order competition, (iii) order execution disclosure, and (iv) order tick size and fee caps. After issuing a request for information and public comment on digital engagement practices by broker-dealers and investment advisers in August 2021, the fall 2022 regulatory agenda published by the SEC also indicated that the SEC would consider proposing rules on that topic by April 2023, specifically the use of predictive data analytics, differential marketing, and behavioral prompts.

In addition, in 2021, FINRA issued regulatory notices reminding member firms of (i) their obligations with respect to maintaining margin requirements, customer order handling, and effectively managing liquidity, with a particular focus on best execution practices and the need for member firms to make “meaningful disclosures” to inform customers of a firm’s order handling procedures during extreme market conditions, and (ii) the requirement that customer order flow be directed to markets providing the “most beneficial terms for their customers” and indicated that member firms may not negotiate the terms of order routing arrangements in a manner that reduces price improvement opportunities that would otherwise be available to those customers in the absence of PFOF. The impact that these notices might have on the ability of market participants to enter into PFOF arrangements, if any, has not been determined. In 2022, FINRA also issued a regulatory notice requesting comment on complex products and options including “whether the current regulatory framework…is appropriately tailored to address current concerns raised by complex products and options.” If FINRA amends its rules to impose additional requirements on firms with respect to determining customer eligibility and/or suitability to trade options, such rule changes could result in fewer Robinhood customers being approved to trade options which could negatively impact our options trading volumes and associated revenues.

Also, in September 2021, FINRA announced that it is reviewing firms’ use of social media marketing, including social media influencers, which is a marketing channel that we actively utilize. In February 2022, FINRA opened an investigation into our use of social media marketing. Any limits that FINRA might impose on our use of this marketing channel could make it more difficult for us to attract new customers, resulting in slower growth.

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

Litigation matters brought against us have in the past and might in the future require substantial management attention and might result in settlements, awards, injunctions, fines, penalties, and other adverse results. A substantial judgment, settlement, fine, penalty, or injunctive relief could be material to our results of operations or cash flows for a particular period, or could cause us significant reputational harm.

For more information about the legal proceedings in which we are currently involved, see Note 17 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report.

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

We are required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to facilitate compliance with the OFAC regulations. As part of our customer onboarding process, in accordance with the Customer Identification Program rules under Section 326 of the USA Patriot Act, we screen all potential customers against OFAC watchlists and continue to screen all customers, vendors and employees daily against OFAC watchlists. Although our application includes features designed to block access to our services from sanctioned countries, if our services are accessed from a sanctioned country in violation of trade and economic sanctions, we could be subject to enforcement actions.

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

We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended, and similar laws and regulations. Regulators in the United States continue to increase their scrutiny of compliance with these obligations. For example, in August 2022, we settled an NYDFS investigation of our cryptocurrency business related primarily to anti-money laundering and cybersecurity-related issues, under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant.

Although our operations are currently concentrated in the United States (with the limited exception of our Dutch, Indian, and U.K. subsidiaries, which have locally-based employees and/or contractors, and our Cayman Islands subsidiary, through which we offer Robinhood Wallet internationally) we intend to expand internationally and we will become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing. In order to comply with applicable laws, we will need to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

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

We have experienced significant customer growth in recent years (and in 2020 and 2021 in particular), including a significant fraction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platform in each of 2020, 2021, and 2022. Our business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). It is particularly important that we retain and engage our most active brokerage customers, who account for a disproportionately large percentage of our brokerage trading volumes. Any erosion of this active customer base would have a disproportionately large negative impact on our revenues, which could cause the trading price of our Class A common stock to decline significantly. Our efforts to attract and retain customers might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

•a decline in our brand and reputation;
•increased pricing for our products and services;
•ineffective marketing efforts or a reduction in marketing activity;
•certain of our customers, due to being new and inexperienced, might be less loyal to our product or less likely to maintain historical trading patterns and interest in investing;
•a broad decline in the equity or other financial markets, which could result in many of these investors feeling discouraged and exiting the markets altogether (such as the 2022 Bear Markets);
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

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing products and services and to create and monetize new products and services that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience. Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these development efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline.

Risks Related to Our Platform, Systems, and Technology

Our products and services rely on software and systems that are highly technical and have been, and may in the future be, subject to interruption, instability, and other potential flaws due to software errors, design defects, and other processing, operational, and technological failures, whether internal or external.

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. Our systems and operations, including our cloud-based operations and disaster recovery operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. Further, we have in the past and might in the future be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platform, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations. For example, in December 2022, delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmos Health, Inc. (the “Q4 2022 Processing Error”), allowed customers, for a limited time, to execute trades selling more shares than they held in their accounts. This caused a temporary short position in that ticker symbol which Robinhood covered out of corporate cash within the same trading day, resulting in a loss of $57 million.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely might contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect and some such problems might only be discovered after code has been released for external or internal use. Media outlets have in the past and might in the future learn of our plans for features by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. For example, this occurred in September 2021 prior to our launch announcement for Crypto Transfers and in December 2021 prior to our launch announcement for our Crypto Gifts feature. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

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

In addition, surges in trading volume on our platform have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”), which resulted in some of our customers being unable to buy and sell securities and other financial products on our platform for a period of time, and (ii) partial service outages and degraded service on our cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”), which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

Our success depends in part upon continued distribution through app stores and effective operation with mobile operating systems, networks, technologies, products, hardware and standards that we do not control.

A substantial majority of our customers’ activity on our platform occurs on mobile devices. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs or technical issues in such systems, new generations of mobile devices or new versions of operating systems, or changes in our relationships with mobile operating system providers, device manufacturers or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect customer usage of the Robinhood app. For example, from time to time we have experienced delays in our ability to launch products or update features on our platform as a result of prolonged app store review processes. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and customers. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes might be unfavorable to us and our customers’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platform), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platform, facilitate trades by our customers, provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations, and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We believe these incidents resulted from compromised passwords off of our platform, rather than any failure of our security or systems. Nonetheless, we experienced negative publicity in connection with these events and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, there is an increased risk that we might experience cybersecurity-related incidents as a result of any of our employees, service providers, or other third-parties working remotely on less secure systems and environments. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, our safety and security measures might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. For example, in November 2021 we experienced a data security incident when an unauthorized third-party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”). Based on our investigation and that of a third-party security firm, we believe that the unauthorized party obtained names or email addresses for millions of people, phone numbers for several thousand people, additional personal information for a few hundred people, and extensive account details for about ten people, though we believe no Social Security numbers, bank account numbers, or credit or debit card numbers were exposed and that there has been no financial loss to any customers as a result of the incident.

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees might increase. Third-party risks might include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions.

For example, in January 2023, unauthorized posts were made on our social media accounts, which were all removed within minutes. Based on a preliminary investigation, we believe the source of the incident was a compromise at a third-party vendor. In addition, in March 2022 a security breach occurred at Okta, an identity authentication provider that we utilize across our employee base. In general, an attacker with forged or compromised Okta service provider credentials could potentially have accessed several of our sensitive internal systems. Okta reports it has now corrected the issue and working with Okta, we have confirmed that such third-party vulnerability was not exploited to gain access to our systems.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 17 to our consolidated financial statements in this Annual Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

The SEC, FINRA, and various state regulators have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain liquidity reserves. Our failure to maintain the required net capital levels could result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our limited operating experience at our current scale, evolving business; and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures to identify, monitor and manage compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they might be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, in December 2022, RHF and RHS received investigative requests from the SEC Division of Enforcement regarding their record keeping and preservation practices, including use of personal devices for brokerage communications.

We are subject to potential losses as a result of our clearing and execution activities.

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, could lead to (i) civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) the risk of fines or other actions by regulators. For example, the Q4 2022 Processing Error resulted in a $57 million loss and we have received requests for information from FINRA staff related to this matter.

Our clearing operations also require a commitment of our capital and, despite safeguards implemented through both manual and automated controls, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans. If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes designed to manage risks related to our clearing and execution services, we face a risk that such systems and processes might be inadequate. Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition and results of operations.

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

We extend margin credit and leverage to customers, which are collateralized by customer securities. By permitting customers to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets (including rapid declines in the trading price of individual securities) in which the value of the collateral held by us could fall below the amount of a customer’s indebtedness. We also lend, and to a lesser degree, borrow securities in connection with our broker-dealer business. In accordance with regulatory guidelines, we hold cash as collateral when we lend securities, and likewise, we collateralize our borrowings of securities by depositing cash with lenders. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by parties to the lending or borrowing transactions to honor their commitments could result in substantial losses. Such changes could also adversely impact our capital because our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans.

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

If services that we do not consider to be recommendations (such as educational materials and Snacks) are construed as constituting investment advice or recommendations, we have been and could be in the future subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 17 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers. SEC staff members have also suggested that digital engagement practices could be considered recommendations in some circumstances and the fall 2022 regulatory agenda published by the SEC also indicated that the SEC would consider proposing rules in April 2023 for broker-dealers and investment advisers, specifically related to the use of predictive data analytics, differential marketing, and behavioral prompts.

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

As we expand our cryptocurrency product and service offerings, the risks associated with failing to safeguard and manage cryptocurrencies we hold on behalf of our customers increase. Our success and the success of our offerings requires significant public confidence in our ability to properly manage customers’ balances and handle large transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage the cryptocurrencies we hold on behalf of our customers and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions.

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. We do not utilize third-party custodians for settled cryptocurrencies, but we do utilize technology from a third-party provider to manage some of our cryptocurrency, custody, transfer, and settlement operations. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. We maintain backup copies of our private keys in multiple separate locations and we have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we might not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV (“BSV”) network, allowing them to spend coins they did not have and prevent transactions from completing. Any loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances and cryptocurrency investments are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Our insurance coverage for such events is limited and might not cover the extent of loss nor the nature of such loss, in which case we might be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platform, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

The prices of most cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which would adversely affect the success of our business, financial condition and results of operations.

The prices of most cryptocurrencies are based in part on market adoption and future expectations, which might or might not be realized. As a result, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations (including as a result of the 2022 Bear Markets), which have impacted, and will continue to impact, our trading volumes and operating results and might adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

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
•Cryptocurrency exchanges’ deposit and withdrawal policies and practices, liquidity on such exchanges and interruptions in service from or failures of such exchanges. For example, in connection with the 2022 Crypto Bankruptcies, the prices of coins such as Bitcoin, Ethereum, and Solana significantly decreased.
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

While we currently support several cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform. From time to time, we also cease support of trading certain cryptocurrencies, or consider whether to cease support of certain cryptocurrencies. Ceasing support of a cryptocurrency with substantial market interest (or if our consideration to cease supporting such cryptocurrency becomes known) has in the past exposed and may expose us to negative attention and our business could be adversely affected. For example, we experienced an influx of customer complaints related to our decision to cease support of BSV in January 2023.

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

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. federal and state securities laws. The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Occasionally though the SEC and its staff have taken positions that certain cryptocurrencies are “securities” – often in the context of enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. Prior public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). Bitcoin and Ethereum are the only specific cryptocurrencies as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. In September 2022, Chair Gensler stated in a speech that he believes a vast majority of the nearly 10,000 tokens in the crypto market are securities and reiterated this statement in his September 2022 testimony before the U.S. Senate Committee on Banking, Housing, and Urban Affairs. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency supported by our platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. In February 2023, the SEC entered into a settlement agreement with cryptocurrency exchange Payward Ventures, Inc. and Payward Trading Ltd. (doing business as and hearinafter, “Kraken”) for failing to register its “staking-as-a-service” program as a securities offering in violation of Section 5 of the Securities Act. Pursuant to the settlement agreement, Kraken agreed to cease operations of its staking program in the U.S. and pay the SEC $30 million in fines. While we do not currently offer crypto staking services, the status of this or any action, settlement, or related investigation by regulators, might provide additional guidance on the legal status of cryptocurrencies as securities more generally, which might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our platform and added features and in December 2022, following the 2022 Crypto Bankruptcies, we received an investigative subpoena from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations.

To the extent that the SEC or a court determines that any cryptocurrencies supported by our platform are securities, that determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer without appropriate registration.

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

We continue to analyze the cryptocurrencies supported on our platform under our internal policies and procedures (collectively, our “Crypto Listing Framework”) on a periodic basis to ensure that they continue to meet our requirements for continued support on our platform which include, among other factors, that we continue to believe they are not securities under U.S. federal and state securities laws. We may make the determination to cease support for a cryptocurrency for any one or a variety of factors based on a totality of the circumstances under our Crypto Listing Framework. However, a determination by the SEC or a court that a cryptocurrency supported by our platform constitutes a security could also result in our determination that it is advisable to remove that and other cryptocurrencies from our platform that have similar characteristics to the cryptocurrency that was determined to be a security. If we proactively remove certain cryptocurrencies from our platform because they share similarities with cryptocurrencies that the SEC or a court has determined constitute securities, or otherwise do not meet our Crypto Listing Framework, it could negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such cryptocurrency on their platforms.

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

In addition, future regulatory actions or policies, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. For example, Chair Gensler remarked several times in 2021 and 2022 on the need for further regulatory oversight of crypto trading and crypto lending platforms. Additionally in February 2023, the SEC issued a new rule proposal (the “February 2023 Custody Rule Proposal”) related to the custody of client assets by registered investment advisers, which, if adopted as proposed, would expand the existing custody rules to apply to a broad range of assets, including cryptocurrencies, and would require that any client assets be maintained by a qualified custodian. In connection with the announcement of the February 2023 Custody Rule Proposal, Chairman Genlser noted that “Based upon how crypto platforms generally operate, investment advisers cannot rely on them as qualified custodians.” If the February 2023 Custody Rule Proposal is adopted as proposed, and we are not deemed to be a “qualified custodian,” we may be required to cease our custodial crypto offerings under certain circumstances, which would have a material adverse impact on our business and one of our primary sources of revenue. Some lawmakers and regulators have also raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and might continue, to comprise a significant percentage of our total net revenues. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

In March 2022, the SEC staff issued SAB 121 requiring crypto platforms to recognize a liability and a corresponding asset equal to the fair value of the crypto-assets the entity safeguards on behalf of users. Such accounting treatment enhances the information received by investors regarding potential liabilities upon theft or loss of crypto-assets. But such treatment has also caused some users to question how safeguarded crypto-assets would be treated in a platform bankruptcy. We implemented SAB 121 for the quarter ended June 30, 2022, with retrospective application to the beginning of 2022. As a result of (and solely by virtue of) our implementation of SAB 121, the cryptocurrency we custody for users now appears on our balance sheet as an asset. In January 2023, the Bankruptcy Court for the Southern District of New York issued a ruling in In re Celsius Network LLC, that certain crypto assets held by Celsius customer accounts were the property of Celsius’s estate and that the holders of such accounts are unsecured creditors. However, unlike the terms of our user agreement, the terms of Celsius’s user agreement unambiguously provided that the rights to cryptocurrency held, including ownership rights, belonged to Celsius. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, we believe that the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. Although we are well-capitalized (with more than $6.3 billion in corporate cash and cash equivalents as of December 31, 2022), to the extent users are concerned that crypto-assets might not be secure in a platform bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline.

Furthermore, the Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. New U.S. reporting requirements that were to be effective for information returns filed in 2024 regarding transactions occurring in calendar year 2023 have been delayed until final regulations are issued by the Treasury Department. The implementation of these requirements, and any further legislative changes or related guidance from the IRS, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the Organization for Economic Cooperation and Development has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing rules for reporting crypto assets under the global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation of these requirements might significantly impact our operations and result in increased costs.

Our Crypto Transfers feature and our Robinhood Wallet feature, could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

We allow customers to deposit and withdraw cryptocurrencies to and from our platform through our Crypto Transfers feature in the states RHC operates in (other than New York, where our regulatory application is still pending). Crypto Transfers are processed using Robinhood’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records.

Crypto Transfers initiated by users are subject to a heightened risk of user error. Under blockchain protocol, recording a transfer of cryptocurrency on the blockchain involves both the private key of the sending wallet and the unique public key of the receiving wallet. Such keys are strings of alphanumeric characters. In order for a customer to receive cryptocurrency on our platform, the customer will need to arrange for the owner of an external source wallet to “sign” a transaction with the private key of that external wallet, directing a transfer of the cryptocurrency to our receiving custodial wallet by inputting the public key (which we will provide to the customer) of our custodial wallet. Similarly, in order to withdraw cryptocurrency from our platform, the customer will need to provide us with the public key of the external wallet to which the cryptocurrency is to be transferred, and we will “sign” the transaction using the private key of our wallet. Some crypto networks might require additional information to be provided in connection with any transfer of cryptocurrency to or from our platform. A number of errors could occur in the process of depositing or withdrawing cryptocurrencies to or from our platform, such as typos, mistakes, or the failure to include information required by the blockchain network. For instance, a user might include typos when entering our custodial wallet’s public key or the desired recipient’s public key when depositing to and withdrawing from our platform, respectively. Alternatively, a user could mistakenly transfer cryptocurrencies to a wallet address that he or she does not own or control, or for which the user has lost the private key. In addition, each wallet address is compatible only with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can be used to send and receive Bitcoin only. If any Ethereum, Dogecoin, or other cryptocurrency is sent to a Bitcoin wallet address, for example, or if any of the other foregoing errors occur, such cryptocurrencies could be permanently and irretrievably lost with no means of recovery.

Additionally, in December 2022, we began rolling out the beta version of Robinhood Wallet, our self-custody, web3 wallet, and we plan to grant access to all customers by the second quarter of 2023. With Robinhood Wallet, customers have sole access and control over their cryptocurrencies on the Polygon and Ethereum networks and personally hold and maintain their private keys. Although we do not custody cryptocurrencies held in a customer’s Robinhood Wallet and do not have access to customers’ private keys, customers who lose their private keys, and thus access to their Robinhood Wallet accounts, may react negatively. Although our account agreements for Crypto Transfers and Robinhood Wallet disclaims responsibility for losses caused by customer errors, such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

Additionally, allowing customers to deposit and withdraw cryptocurrencies to and from our platform increases the risk that our platform might be exploited to facilitate illegal activity such as fraud, gambling, money laundering, tax evasion, and scams. Crypto Transfers and Robinhood Wallet also expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and anti-money laundering and counter-terrorist financing laws, which among other things impose strict liability for transacting with prohibited persons. We engage blockchain analytics vendors to help determine whether the external wallets involved in Crypto Transfers are controlled by persons on prohibited lists or involved in fraudulent or illegal activity. However, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our vendors to detect in some circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in significant liabilities and reputational harm for us and could cause cryptocurrency trading volumes and transaction-based revenues to decline.
A temporary or permanent blockchain “fork” could adversely affect our business.

Most blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it and then propose that users and miners of Bitcoin, Ethereum or other blockchain protocols adopt the modification. When a modification is introduced and a substantial majority of miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted, although such modifications might cause certain cryptocurrencies to fail our Crypto Listing Framework. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of impacted blockchain protocol network and respective blockchain with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Bitcoin, Ethereum or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s cryptocurrency lacking interchangeability.

Both Bitcoin and Ethereum protocols have been subject to “forks” recently that resulted in the creation of new networks, including, among others, Bitcoin Cash, BSV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, and Ethereum Proof-of-Work. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked cryptocurrencies. Due to the lack of a central registry or rulemaking body in the cryptocurrency market, no single entity has the ability to dictate the nomenclature of forked cryptocurrencies, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked cryptocurrencies, and which results in further confusion to customers as to the nature of cryptocurrencies they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities might harbor ill will towards other communities. As a result, certain community members might take actions that adversely impact the use, adoption and price of Bitcoin, Ethereum or any of their forked alternatives.

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

Moreover, we might not wish to or be able to support a cryptocurrency resulting from the fork of a network which might cause our customers to lose confidence in us or reduce their engagement on our platform. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to check whether the cryptocurrencies we support remain safe and secure. There are several considerations that we consider as part of our Crypto Listing Framework (including security or infrastructure concerns that might arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which might operate to limit our ability to support forks. Further, we generally do not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community. To the extent that we decide not to support, or to cease support of, certain forked cryptocurrencies, it could negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such forked cryptocurrencies on their platforms. For example, in January 2023, after conducting a periodic analysis under our Crypto Listing Framework, we announced our decision to cease support of BSV, and provided notice to customers that they had until January 25, 2023 to buy, sell, hold, or transfer BSV, after which we sold all remaining BSV for market value, which was then credited to the customer accounts. We saw an increase in customer complaints related to our decision to cease support of BSV.

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

Any inability to maintain adequate relationships with third-party banks, market makers, and liquidity providers with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings would disrupt our ability to offer cryptocurrency trading to customers.

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

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by market makers, our customers’ orders for USD coin (“USDC”), a stablecoin backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions, are fulfilled directly from Circle Internet Financial, LLC (“Circle”), the original issuer and main liquidity provider of USDC. If in the future we decide to offer other stablecoins, which are cryptocurrencies designed to minimize price volatility, we may also work directly with other liquidity partners to fulfill those orders. If we cannot maintain sufficient relationships with Circle or any other liquidity providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Risks Related to Our Robinhood Cash Card and Spending Account Products and Services

The Robinhood Cash Card and spending account subject us to risks related to bank partnerships and FDIC and other regulatory obligations.

We offer spending accounts (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and we have also partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users are opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. Our partner banks are members of the FDIC.
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

As a result of the stored value spending account program and the Robinhood Cash Card, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.
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

We use open source software in our products and services (as well as in some of our internally developed systems) and we anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we might be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can offer a different solution, which might be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms can be ambiguous, vague, or subject to various interpretations, especially given the absence of controlling case law in the U.S. or other courts. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of license terms could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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

We use a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary. We are subject to claims in the ordinary course of business. These claims can involve substantial amounts of money and involve significant defense costs. It is not possible to prevent or detect all activities giving rise to claims and the precautions we take might not be effective in all cases. We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, cyber and data breach, crime and fidelity bond insurance. Our insurance coverage is expensive and maintaining or expanding our insurance coverage might have an adverse effect on our results of operations and financial condition.

Our insurance coverage is subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency, and might be insufficient to protect us against all losses and costs stemming from processing, operational, and technological failures. For example, we offer a guarantee to our customers to fully reimburse direct losses that occur due to unauthorized activity that is not the fault of the customer, and any such losses we incur in satisfaction of this guarantee might not be fully or even partially covered by insurance. Furthermore, continued insurance coverage might not be available to us in the future on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

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

Our corporate structure and associated transfer pricing policies also contemplate future growth in international markets, and consider the functions, risks, and assets of various entities involved in intercompany transactions. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions

Although we believe our estimates are reasonable, as a result of these and other factors, the ultimate amount of our tax obligations owed might differ from the amounts recorded in our consolidated financial statements and any such difference could harm our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

In addition, from time to time, proposals are introduced in the U.S. Congress and state legislatures, as well as by foreign governments, to impose new taxes on a broad range of financial transactions, including transactions that occur on our platform, such as the buying and selling of stocks, derivative transactions, and cryptocurrencies. If enacted, such financial transaction taxes could increase the cost to customers of investing or trading on our platform and reduce or adversely affect U.S. market conditions and liquidity, general levels of interest in investing, and the volume of trades and other transactions from which we derive transaction-based revenues. Any financial transaction tax implemented in any jurisdiction in which we operate could materially and adversely affect our business, financial condition, or results of operations, and as a retail brokerage we could be impacted to a greater degree than other market participants.

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

As of December 31, 2022, we have net operating loss carryforwards (“NOLs”) available to reduce future taxable income. However, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

The Sarbanes-Oxley Act of 2002 and related rules of the SEC require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

The trading price of our Class A common stock has been and might continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on the day after our October 26, 2021 quarterly earnings release, the closing price of our Class A common stock fell by more than 10%, on November 8, 2022 (the day that FTX halted all non-fiat customer withdrawals from its platform) the intra-day trading price of our Class A common stock fell as much as 18%, and on December 14, 2022 (the day the December 2022 Rule Proposals were announced), the intra-day trading prices of our Class A common stock fell as much as 5.3%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. From our IPO in July 2021 through January 2023, the intra-day trading prices of our Class A common stock ranged from a low of $6.81 to a high of $85.00 per share. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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
•rumors and market speculation involving us or other companies in our industry;
•the extent to which retail and other individual investors (as distinguished from institutional investors), including our customers, invest in our Class A common stock, which might result in increased volatility; and
•media coverage related to certain individuals and entities identified as having owned our stock, and any speculation related to plans to dispose of their holdings; for example, media coverage related to the Emergent Shares (defined below).

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

Substantial future issuances or sales of shares of our Class A common stock in the public market could result in significant dilution to our stockholders and such issuances or sales, or the perception that they may occur, could cause the trading price of our Class A common stock to fall.

As of December 31, 2022, our founders and their related entities hold approximately 15% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially. For example, as of January 6, 2023, 55,273,469 shares of our outstanding common stock (the “Emergent Shares”) that were originally acquired by by Emergent Fidelity Technologies, Ltd., a holding company which was majority owned by Samuel Benjamin Bankman-Fried, are held by the DOJ. Mr. Bankman-Fried has been indicted on criminal charges related to his involvement with FTX, and the DOJ seized the Emergent Shares in connection with his indictment. On February 8, 2023, we announced that our board of directors had authorized us to pursue purchasing most or all of the Emergent Shares and that we cannot predict when, or if, the share purchase will take place. Any substantial sale of the Emergent Shares or perception that such a sale might occur could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and restricted stock units (“RSUs”) held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan and for issuance under our Employee Share Purchase Plan. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant). Moreover, to fund the tax withholding and remittance obligations arising in connection with future vesting and settlement of RSUs, we currently intend to have most holders of such RSUs, including our founders, sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales delivered to us for remittance to the relevant taxing authorities. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

We have authorized more capital stock in recent years to provide additional stock options and RSUs to our employees and to permit for the consummation of equity and equity-linked financings and might continue to do so in the future. Our employee headcount has increased significantly in the past few years, so the amount of dilution due to awards of equity-based compensation to our employees could be substantial. Further, any sales of our Class A common stock (including shares of Class A common stock issuable upon conversion of our Class B common stock, as stock options are exercised, or as RSUs are settled) might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

The multi-class structure of our common stock has the effect of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval. In addition, the Founders’ Voting Agreement and any future issuances of our Class C common stock could prolong the duration of our founders’ voting control.

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities (“Founder Affiliates”) together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and a director, and Mr. Bhatt, who is also our Chief Creative Officer and a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation (our “Charter”) and our Amended and Restated Bylaws (our “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

In addition, our founders and Founder Affiliates have entered into a voting agreement (the “Founders’ Voting Agreement”) in which they have agreed, among other things, (i) to vote all of the shares of our common stock held by such founder or Founder Affiliate for the election of each founder to, and against the removal of each founder from, our board of directors, (ii) to vote together in the election of other directors generally, subject to deferring to the decision of the nominating and corporate governance committee in the event of any disagreement between the founders, (iii) effective upon a founder’s death or disability, to grant a voting proxy to the other founder with respect to shares of our common stock held by the deceased or disabled founder or over which he was entitled to vote (or direct the voting) immediately prior to his death or disability, and (iv) to grant each other rights of first offer in the event of proposed transfers that would otherwise cause Class B shares to convert into Class A shares under our Charter. The Founders’ Voting Agreement has the effect of concentrating voting power in our founders (or either one of them).

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

Some index providers have restrictions on including companies with multi-class share structures in some of their indices. For example, FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones does not admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P Composite 1500, which is comprised of S&P 500, S&P MidCap 400 and S&P SmallCap 600. Under such policies, the multi-class structure of our common stock would make us ineligible for inclusion in some indices and, as a result, certain mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices do not invest in our Class A common stock. Such restrictive policies have the potential to depress our valuation, as compared to similar companies that are included in the indices, particularly if such policies become more widespread. Given the sustained flow of investment funds into passive strategies that seek to track indices, exclusion from popular stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease facilities under operating leases with various expiration dates through 2033. These facilities are located throughout the United States and other countries around the world, including United Kingdom, Netherlands, and India. Our leased locations include our corporate headquarters located in Menlo Park, California and offices in Denver, Colorado, Lake Mary, Florida, New York, New York, and Washington, D.C.
We believe our facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
ITEM 3. LEGAL PROCEEDINGS
See Note 17 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report.
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
Holders of Record
As of February 21, 2023, there were 81 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 21, 2023, there were seven stockholders of record of our Class B common stock and zero stockholders of record of our Class C common stock.
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
Sales of Unregistered Securities
From January 1, 2022 through December 31, 2022 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.
Use of IPO Proceeds
As previously disclosed, our total net proceeds from the sale of Class A common stock by us in the IPO were approximately $2.05 billion after deducting the underwriting discounts and commissions. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257602), which was declared effective by the SEC on July 28, 2021. We used a portion of the net proceeds we received in the IPO to repay borrowings made under our revolving lines of credit (which borrowing were utilized to fund tax withholdings due prior to the IPO closing as a result of RSU settlements in connection with the pricing of our IPO). We used the remaining IPO proceeds for working capital, capital expenditures, and general corporate purposes. No proceeds currently remain from the IPO.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return of the KBW NASDAQ Financial Technology Index and the Standard & Poor’s 500 Index. The graph assumes (i) that $100 was invested at the market close on July 29, 2021, the date that our Class A common stock commenced trading on the Nasdaq Global Select Market, in each of our Class A common stock, the KBW NASDAQ Financial Technology Index, and the Standard & Poor’s 500 Index and (ii) reinvestment of gross dividends. The graph uses the closing market price on July 29, 2021 of $34.82 per share as the initial value of our Class A common stock. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
Glossary Terms
•Automated Customer Account Transfer Service (ACATS): A system that automates and standardizes procedures for the transfer of assets in a customer account from one brokerage firm and/or bank to another.
•Churned Account: An account is considered “Churned” if it was ever a New Funded Account whose account balance (measured as the fair value of assets in the account less any amount due from the user and excluding certain Company-initiated Credits) drops to or below zero for at least 45 consecutive calendar days. Negative balances typically result from Fraudulent Deposit Transactions (as defined below) and unauthorized debit card use, and less often, from margin loans.
•Company-initiated Credits: Company-initiated Credits are amounts that are deposited into a Robinhood Account by the Company with no action taken by the user. Examples of Company-initiated Credits excluded for purposes of identifying Churned Accounts and Resurrected Accounts are price correction credits, related interest adjustments, and fee adjustments.
•Daily Average Revenue Trades (DARTs): We define DARTs for any asset class as the total number of revenue generating trades for such asset class executed during a given period divided by the number of trading days for such asset class in that period.
•Fraudulent Deposit Transactions: Occur when users initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount.
•Margin Book: We define Margin Book as our period-end aggregate outstanding margin loan balances receivable (i.e., the period-end total amount we are owed by customers on loans made for the purchase of securities, supported by a pledge of assets in their margin-enabled brokerage accounts).
•New Funded Account: We define a New Funded Account as a Robinhood Account into which the user makes an initial deposit, money transfer or asset transfer, of any amount during the relevant period.
•Notional Trading Volume: We define Notional Trading Volume for any specified asset class as the aggregate dollar value (purchase price or sale price as applicable) of trades executed in that asset class over a specified period of time.
•Resurrected Account: An account is considered “Resurrected” in a stated period if it was a Churned Account as of the end of the immediately preceding period and its balance (excluding certain Company-initiated Credits) rises above zero.
•Robinhood Account: We define a Robinhood Account as a unique log-in that provides the account user access to any and all of the Robinhood products offered on our platform.
Key Performance Metrics
•Net Cumulative Funded Accounts (NCFA): We define Net Cumulative Funded Accounts as New Funded Accounts less Churned Accounts plus Resurrected Accounts.
•Monthly Active Users (MAU): We define MAUs as the number of unique Robinhood Accounts who meet one of the following criteria at any point during a specified calendar month: a) executes a debit card transaction, b) transitions between two different screens on a mobile device while logged into their Robinhood Account or c) loads a page in a web browser while logged into their Robinhood Account. A user need not satisfy these conditions on a recurring monthly basis or have a funded account to be included in MAU. MAU figures in this Annual Report reflect MAU for the last month of the relevant period presented. We utilize MAU to measure how many customers interact with our products and services during a given month. MAU does not measure the frequency or duration of the interaction, but we consider it a useful indicator for engagement. Additionally, MAUs are positively correlated with, but are not indicative of, the performance of revenue and other key performance indicators.
•Asset Under Custody (AUC): We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in AUC in any given period.
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers received from customers, net of reversals, customer cash withdrawals, and other assets transferred out of our platform (assets transferred in or out include debit card transactions, ACATS transfers, and custodial crypto wallet transfers) for a stated period.
•Average Revenues Per User (ARPU): We define ARPU as total revenue for a given period divided by the average of Net Cumulative Funded Accounts on the last day of that period and the last day of the immediately preceding period.

Overview
With respect to the year ended December 31, 2022, as compared to the year ended December 31, 2021:
•we generated total net revenues of $1.36 billion compared to $1.82 billion, for a year-over-year decrease of 25%;
•we incurred a net loss of $1.03 billion, or -$1.17 per share, compared to net loss of $3.69 billion, or -$7.49 per share; net loss in 2021 included expense of $2.05 billion associated with the change in fair value of convertible notes and warrant liability issued in February 2021;
•operating expenses were $2.37 billion compared to $3.46 billion, for a year-over-year decrease of 31%;
◦share-based compensation (“SBC”) expense totaled $654 million compared to $1.57 billion, for a year-over-year decrease of 58%. SBC expense for the year ended December 31, 2021, was primarily related to the cumulative one-time expense recognized upon our IPO. SBC expense for the year ended December 31, 2022 included $77 million net reversals of previously recognized expense in connection with both the April 2022 Restructuring and August 2022 Restructuring;
•our Adjusted EBITDA (non-GAAP) was negative $94 million compared to positive $33 million;
•we had NCFA of 23.0 million compared to 22.7 million, for a year-over-year increase of 1%;
•we had MAU of 11.4 million in December 2022 compared to 17.3 million in December 2021, for a year-over-year decrease of 34%;
•we had AUC of $62.2 billion compared to $98.0 billion, for a year-over-year decrease of 37%;
•Net Deposits were $18.4 billion compared to $27.1 billion, for a year-over-year decrease of 32%, which translates to a growth rate of 19% relative to AUC for the year ended December 31, 2021;
•we had ARPU of $60 compared to $103, for a year-over-year decrease of 42%.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”
Recent Developments
Restructurings
In 2020 and the first half of 2021, we went through a period of hyper growth accelerated by several factors including pandemic lockdowns, low interest rates, and fiscal stimulus. From the beginning of 2020 to the end of 2021, we grew net funded accounts from 5.1 million to 22.7 million and revenue from $278 million in 2019 to $1.82 billion in 2021. To meet customer and market demands, we grew our headcount from 700 at the end of 2019 to nearly 3,900 at the end of the first quarter of 2022. This rapid headcount growth led to some duplicate roles and job functions with more layers and complexity than were optimal. As a result, we completed two restructurings, detailed below, and significantly reduced our hiring in 2022.

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
See Note 6 - Restructuring Activities and Note 13 - Common Stock and Stockholders' (Deficit) Equity to our consolidated financial statements in this Annual Report for further information relating to these restructurings.
Termination of Ziglu Stock Purchase Agreement
On April 16, 2022, we entered into a definitive stock purchase agreement to acquire all outstanding equity of Ziglu. Advances of $12 million made to Ziglu during the year were accounted for as non-marketable equity securities under the fair value alternative, considering the securities lacked a readily determinable fair value. In February 2023, we notified Ziglu of the termination of the stock purchase agreement. Due to this and other factors, we have adjusted the carrying value of our investment in Ziglu to zero as of December 31, 2022. See Note 18 - Subsequent Events to our consolidated financial statements in this Annual Report for further information.
COVID-19 Update
The COVID-19 pandemic has resulted, in part, in inefficiencies and delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce continues to work remotely, and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the impact of any COVID-19 resurgence or emergence of similar public health threats on our business, financial condition, and results of operations will depend largely on future developments, including the duration of COVID-19 resurgence or similar public health threat and actions taken to contain or address their impact, their impact on capital and financial markets, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and difficult to predict.
Key Performance Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
	2020	2021	2022
NCFA(1) (in millions)	12.5	22.7	23.0
MAU (in millions)	11.7	17.3	11.4
AUC(2) (in billions)	$63.0	$98.0	$62.2
Net Deposits (in billions)	$31.0	$27.1	$18.4
ARPU (in dollars)	$109	$103	$60

________________
(1)The following table describes the annual changes within NCFA:

	Year Ended December 31,
(in millions)	2020	2021	2022
Beginning NCFA	5.1	12.5	22.7
New funded accounts	8.0	12.2	1.3
Resurrected accounts	0.3	0.5	0.2
Churned accounts	(0.9)	(2.5)	(1.2)
Ending NCFA	12.5	22.7	23.0
(2) The following table sets out the components of AUC by type of asset:

	Year Ended December 31,
(in billions)	2020	2021	2022
Equities	$53.0	$72.1	$45.8
Cryptocurrencies	3.5	22.1	8.4
Options	2.1	1.5	0.3
Cash held by users	7.9	8.8	10.8
Receivables from users	(3.5)	(6.5)	(3.1)
AUC	$63.0	$98.0	$62.2
The following table describes the changes within AUC:

	Year Ended December 31,
(in billions)	2020	2021	2022
Beginning AUC	$14.1	$63.0	$98.0
Net Deposits	31.0	27.1	18.4
Net market losses	17.9	7.9	(54.2)
Ending AUC	$63.0	$98.0	$62.2
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

	Year Ended December 31,
(in millions)	2020	2021	2022
Net income (loss)	$7	$(3,687)	$(1,028)
Add:
Interest expenses related to credit facilities	5	20	24
Provision for (benefit from) income taxes	6	2	1
Depreciation and amortization	10	26	61
EBITDA (non-GAAP)	28	(3,639)	(942)
Share-based compensation(1)	24	1,572	654
Change in fair value of convertible notes and warrant liability	—	2,045	—
Impairment of Ziglu equity securities(2)	—	—	12
Restructuring charges(3)	—	—	105
Significant legal and tax settlements and reserves	102	55	20
Q4 2022 Processing Error(4)	—	—	57
Adjusted EBITDA (non-GAAP)	$154	$33	$(94)
(1) For the year ended December 31, 2022, share-based compensation benefited from restructuring-related net reversals of previously recognized expense was $77 million in connection with both the April 2022 Restructuring and August 2022 Restructuring (see Note 13 - Common Stock and Stockholders' (Deficit) Equity, to our consolidated financial statements in this Annual Report for further information).
(2) Partially as a result of the termination of the stock purchase agreement, which occurred in February 2023, the advances made to Ziglu accounted for as non-marketable equity securities were impaired to a carrying value of zero.
(3) Restructuring charges for the year ended December 31, 2022 related to both the April 2022 Restructuring and August 2022 Restructuring and primarily consisting of $45 million of impairment and $9 million of accelerated depreciation, in each case relating to office closures, and $51 million of cash charges for employee-related wages, benefits and severance. See Note 6 - Restructuring Activities, to our consolidated financial statements in this Annual Report for further information.
(4) Q4 2022 Processing Error: Delays in notification from third parties and process failures within Robinhood’s brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmos Health, Inc. (“COSM”), a NASDAQ-listed company, on December 16, 2022, allowed customers, for a limited time, to execute trades selling more shares than they held in their accounts. This caused a temporary short position in that ticker symbol which Robinhood covered out of corporate cash within the same trading day. The resulting loss of $57 million is recorded within brokerage and transaction in the consolidated statement of operations.

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
•Seasonality. Our business can be subject to seasonal fluctuations due to such factors as retail interest in investing, overall number of market participants and trading volumes, varying numbers of trading days from quarter-to-quarter, declines in trading activity around holidays, and proxy and investor communications activity during proxy season. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on equity and cryptocurrency valuations and trading activity.
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
•Market Trends. As financial markets grow and contract, our customers’ investing, saving, and spending behaviors are affected. We have seen periods both of general macroeconomic growth and slowdown in the United States, particularly in the U.S. equity and cryptocurrency markets, which stimulated and contracted growth in overall investment activity on our platform .
Macroeconomic Events and Conditions
Customer behavior is impacted by the overall macroeconomic environment, which is influenced by elements beyond our control, including economic and political conditions (such as the Russian invasion of Ukraine), inflation, tax rates, fluctuations in interest rates, the COVID-19 pandemic or the emergence of any similar public health threats, unemployment rates, and natural disasters. Additionally, macroeconomic conditions have an impact on asset values, which are an input into the transaction-based revenues we earn on equities and cryptocurrencies, and interest rates set by the U.S. Federal Reserve, which significantly impacts interest revenues. Finally, inflation can and will results in increased costs to operate our business, including potential increases in supplier costs,/ employee compensation and benefits expenses.
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
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn interest revenues on margin loans to users, corporate cash and investments, segregated cash and cash equivalents, deposits with clearing organizations, and Cash Sweep. We also earn and incur interest revenues and expenses on securities lending transactions. We incur interest expenses in connection with our revolving credit facilities.
Other Revenues
Other revenues primarily consist of Robinhood Gold subscription fees, as well as proxy rebates, proxy revenues, and ACATS fees charged to users for facilitating the transfer of part or all of assets in their accounts to another broker-dealer.
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of broker-dealer transaction expenses (such as fees paid to centralized clearinghouses and regulatory fees), market data expenses, cash and share-based compensation and benefits as well as allocated overhead for employees engaged in clearing and brokerage functions, and Robinhood Cash Card transactions expenses (such as network fees and card processing fees). A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platform.
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
Marketing
Marketing costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for employees engaged in the marketing function. Marketing costs also include digital marketing, brand marketing, and creative services costs for creation, production, and placement of advertisements and marketing content, as well as marketing incentive expenses associated with the Robinhood Referral Program. Other marketing costs include cash credits we offer to customers, which primarily relate to remediation for losses experienced by our customers due to service interruptions on our platform and reimbursement of direct losses incurred by our customers from allegedly unauthorized account activity.
Under the Robinhood Referral Program, we credit referring and referred customers with a stock reward, with the potential value of each share ranging from $5 to $200. The 20 stocks that are available to choose from are selected by choosing the two largest S&P 500 companies, within the top 10 sectors, based on market cap. Referring customers can earn more than one reward through the Robinhood Referral Program, by making multiple referrals, subject to a maximum of $1,500 in total rewards earned annually per customer. From time to time, we offer multiple stock rewards per referral. In order for rewards to be earned by the referring and referred customer, the referred customer must fulfill certain conditions stated in their promotion, such as linking their bank accounts to our platform. After the referred Robinhood account is approved, each customer must claim their stock reward in the Robinhood app within 60 days of notification thereof, at which point the stock is deposited to such customer’s Robinhood account. Customers do not provide any cash consideration for the stock reward.
General and Administrative
General and administrative costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, other professional fees, settlements and penalties, and business insurance.

Results of Operations
The following table summarizes our consolidated statements of operations data:

(in millions)	Year Ended December 31,
	2020	2021	2022
Revenues:
Transaction-based revenues	$720	$1,402	$814
Net interest revenues	177	256	424
Other revenues	61	157	120
Total net revenues	958	1,815	1,358
Operating expenses:(1)
Brokerage and transaction	114	158	179
Technology and development	215	1,234	878
Operations	135	368	285
Marketing	186	325	103
General and administrative	295	1,371	924
Total operating expenses	945	3,456	2,369
Change in fair value of convertible notes and warrant liability	—	2,045	—
Other expense (income), net	—	(1)	16
Income (loss) before income taxes	13	(3,685)	(1,027)
Provision for income taxes	6	2	1
Net income (loss)	$7	$(3,687)	$(1,028)
_______________
(1)Includes share-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2020	2021	2022
Brokerage and transaction	$—	$7	$5
Technology and development	18	610	212
Operations	—	20	8
Marketing	1	50	4
General and administrative	5	885	425
Total share-based compensation expense	$24	$1,572	$654
The 2020 amounts exclude the effect of share-based compensation for awards with performance-based conditions because our IPO had not occurred and, therefore, could not be considered probable. Upon our IPO in 2021, we recognized $1.01 billion of share-based compensation. For more information, see “Share-based compensation” in Note 1 - Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report.

Comparison of the Years Ended December 31, 2022 and 2021
A discussion of our results for fiscal year 2021 compared to fiscal year 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Comparison of the Years Ended December 31, 2020 and 2021" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

Revenues
Transaction-Based Revenues

	Year Ended December 31,
(in millions, except for percentages)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Transaction-based revenues
Options	$440	$690	$488	57%	(29)%
Cryptocurrencies	27	420	202	NM	(52)%
Equities	251	287	117	14%	(59)%
Other	2	5	7	150%	40%
Total transaction-based revenues	$720	$1,402	$814	95%	(42)%
Percentage of total net revenues:
Options	46%	38%	36%
Cryptocurrencies	3%	23%	15%
Equities	26%	16%	9%
Other	—%	—%	—%
Total transaction-based revenues	75%	77%	60%
Transaction-based revenues decreased by $588 million primarily driven by the market environment which had a negative impact on the number of traders and Notional Trading Volumes in all asset classes.
Options DARTs decreased from 0.8 million to 0.6 million. Additionally, the number of users placing option trades decreased 42% while the average number of options contracts traded per trader was up 33%.
Crypto DARTs decreased from 1.2 million to 0.3 million. Additionally, the number of users placing cryptocurrency trades decreased 61% and the average Notional Trading Volume traded per trader decreased 43%. The decrease was partially offset by a higher rebate rate from crypto market makers (initial increase was effective in late December 2021 and a further increase was effective in May 2022).
Equities DARTs decreased from 3.1 million to 1.6 million. Additionally, the number of users placing equity trades decreased 47% and the average Notional Trading Volume traded per trader decreased 5%.

Net Interest Revenues

	Year Ended December 31,
(in millions, except for percentages)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Net interest revenues:
Margin interest	$67	$132	$177	97%	34%
Interest on corporate cash and investments	2	1	103	(50)%	NM
Securities lending, net	98	136	89	39%	(35)%
Interest on segregated cash and cash equivalents and deposits	14	4	57	(71)%	NM
Cash Sweep, net	1	3	22	200%	633%
Interest expenses related to credit facilities	(5)	(20)	(24)	300%	20%
Total net interest revenues	$177	$256	$424	45%	66%
Percentage of total net revenues:
Margin interest	7%	7%	13%
Interest on corporate cash and investments	—%	—%	7%
Securities lending, net	10%	7%	7%
Interest on segregated cash and cash equivalents and deposits	2%	1%	4%
Cash Sweep, net	—%	—%	2%
Interest expenses related to credit facilities	—%	(1)%	(2)%
Total net interest revenues	19%	14%	31%
Net interest revenues increased by $168 million primarily due to higher interest revenues earned from corporate cash and investments, segregated cash and cash equivalents and deposits, margin interest, and Cash Sweep, partially offset by lower interest revenues earned through securities lending.
Increased net interest revenues were driven by the higher interest rate environment due to the rise in the federal funds rate, which is an input to our floating margin rate calculation and impacts the interest rate we receive on investable assets. Net interest revenues earned from investments and corporate cash, segregated cash and cash equivalents and deposits increased by $102 million and $53 million. Interest revenues from margin interest also increased by $45 million due to the higher rate while our Margin Book balance declined year-over-year. These increases were partially offset by a $47 million decrease in net interest revenues earned from securities lending transactions due to lower demand for hard-to-borrow securities.

The following table summarizes interest-earnings assets, the revenue or expense generated by these assets, and their respective annualized yields (computed based on average balance over the quarter):

(in millions, except for annual yield)	Margin Book(1)	Cash and deposits(2)	Cash Sweep (off-balance sheet)(3)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities	Net interest revenue
Year ended December 31, 2022
December 31, 2022	$3,089	$9,530	$5,837	$18,456
December 31, 2021	6,467	10,600	2,095	19,162
Average(4)	4,778	10,065	3,966	18,809
Revenue/(expense)	$177	$160	$22	$359	$89	$(24)	$424
Annual yield(5)	3.70%	1.59%	0.55%	1.91%			2.25%

Year ended December 31, 2021
December 31, 2021	$6,467	$10,600	$2,095	$19,162
December 31, 2020	3,351	6,544	1,827	11,722
Average(4)	4,909	8,572	1,961	15,442
Revenue/(expense)	$132	$5	$3	$140	$136	$(20)	$256
Annual yield(5)	2.69%	0.06%	0.15%	0.91%			1.66%

Year ended December 31, 2020
December 31, 2020	$3,351	$6,544	$1,827	$11,722
December 31, 2019	642	3,186	59	3,887
Average(4)	1,997	4,865	943	7,805
Revenue/(expense)	$67	$16	$1	$84	$98	$(5)	$177
Annual yield(5)	3.36%	0.33%	0.11%	1.08%			2.27%
_________
(1) Margin Book is the aggregate outstanding margin loan balances receivable.
(2) Includes cash and cash equivalents, cash segregated under federal and other regulations, deposits with clearing organizations and investments.
(3) Cash Sweep is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the partner banks less the interest rate given to users as stated in our program terms.
(4) Average balance rows present a simple average of the ending balances as of each of the indicated dates for the relevant period.
(5) Annual yield is calculated by annualizing revenue/expense for the given period then dividing by the applicable average asset balance.

Other Revenues

	Year Ended December 31,
(in millions, except for percentages)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Other revenues	$61	$157	$120	157%	(24)%
Percentage of total net revenues	6%	9%	9%
Other revenues decreased by $37 million compared to the prior year, mainly driven by the decreases in ACATS fees and subscription fees as a result of a decrease in paid subscribers to Robinhood Gold from 1.3 million to 1.1 million.
Operating Expenses

	Year Ended December 31,
(in millions, except for percentages)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Operating expenses:
Brokerage and transaction	$114	$158	$179	39%	13%
Technology and development	215	1,234	878	474%	(29)%
Operations	135	368	285	173%	(23)%
Marketing	186	325	103	75%	(68)%
General and administrative	295	1,371	924	365%	(33)%
Total operating expenses	$945	$3,456	$2,369
Percent of total net revenues:
Brokerage and transaction	12%	9%	13%
Technology and development	22%	68%	65%
Operations	14%	20%	21%
Marketing	19%	18%	8%
General and administrative	31%	76%	68%
Total operating expenses	98%	191%	175%

Brokerage and Transaction

	Year Ended December 31,
(in millions)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change

Q4 2022 Processing Error	$—	$—	$57	NM	NM
Broker-dealer transaction expenses	55	48	31	(13)%	(35)%
Market data expenses	21	33	26	57%	(21)%
Employee compensation, benefits, and overhead, excluding share-based compensation	7	14	20	100%	43%
Robinhood Cash Card transaction expenses	4	12	9	200%	(25)%
Share-based compensation	—	7	5	NM	(29)%
Other	27	44	31	63%	(30)%
Total	$114	$158	$179	39%	13%
Brokerage and transaction costs increased by $21 million primarily due to the $57 million Q4 2022 Processing Error, offset by a $17 million decrease in broker-dealer transaction expenses primarily driven by lower trading volume and a reduction of certain of these expenses effective in June 2021, and a $13 million decrease in other brokerage and transaction costs primarily due to lower bank charges as a result of more favorable pricing from our banking counterparties.
Technology and Development

	Year Ended December 31,
(in millions)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$104	$284	$367	173%	29%
Share-based compensation	18	610	212	NM	(65)%
Cloud infrastructure services	67	267	175	299%	(34)%
Software and tools	22	63	105	186%	67%
Other	4	10	19	150%	90%
Total	$215	$1,234	$878	474%	(29)%
Technology and development costs decreased by $356 million primarily due to a decrease in share-based compensation expense of $398 million as higher share-based compensation expenses were recognized as a result of our IPO in July 2021. The April 2022 Restructuring and August 2022 Restructuring resulted in net reductions of $38 million in share-based compensation expense. Additionally, we experienced lower costs in cloud infrastructure services of $92 million primarily due to cost optimization efforts focusing on improvements in utilization of cloud infrastructure and lower overall activity.
These decreases were offset by an increase of employee compensation, benefits, and overhead of $83 million as our engineering and data science average headcount increased in the first half of the 2022 compared to 2021 to continue to support our platform and develop new products. These expenses also included $18 million due to severance expenses related to the April 2022 Restructuring and August 2022 Restructuring. Finally, we incurred an increase of $42 million in software and tools primarily driven by amortization of internally developed software and other software services utilized in delivering our products.

Operations

	Year Ended December 31,
(in millions)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$36	$125	$144	247%	15%
Customer experience	28	98	78	250%	(20)%
Provision for credit losses and fraud	61	108	42	77%	(61)%
Share-based compensation	—	20	8	NM	(60)%
Other	10	17	13	70%	(24)%
Total	$135	$368	$285	173%	(23)%
Operations costs decreased by $83 million primarily due to a decrease in our provision for credit losses and fraud losses of $66 million as a result of decreased user transactions and our strengthened process to identify high risk users and prevent Fraudulent Deposit Transactions and unauthorized debit card use. Additionally, we experienced a decrease in customer experience costs of $20 million, primarily due to decrease in costs related to third-party customer support vendors as we consolidated our third-party customer support centers due to the overall decrease in user transactions. Furthermore, we experienced a decrease in share-based compensation expense of $12 million as higher share-based compensation expenses were recognized as a result of our IPO in July 2021.
These decreases were offset by an increase in employee compensation, benefits, and overhead of $19 million, primarily due to $12 million severance expenses related to the April 2022 Restructuring and August 2022 Restructuring.
Marketing

	Year Ended December 31,
(in millions)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Employee compensation, benefits, and overhead, excluding share-based compensation	$8	$37	$26	363%	(30)%
Digital marketing	36	49	21	36%	(57)%
Creative services	12	23	14	92%	(39)%
Brand marketing	29	24	14	(17)%	(42)%
Marketing incentives	81	121	11	49%	(91)%
Share-based compensation	—	50	4	NM	(92)%
Other marketing	20	21	13	5%	(38)%
Total	$186	$325	$103	75%	(68)%
Marketing costs decreased by $222 million partially due to a decrease in marketing incentives of $110 million, substantially all of which was due to lower costs associated with the Robinhood Referral Program, which was in line with the slower growth in our user base.
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

	Years ended December 31,
(in millions)	2020	2021	2022
Beginning balance, January 1	$—	$1	$—
Fair value of current period awards	86	127	14
Changes in estimate of unclaimed awards for current and prior periods	1	—	—
Reversals related to unclaimed, expired awards	(8)	(10)	(4)
Claimed awards	(78)	(118)	(10)
Ending balance, December 31	$1	$—	$—
Additionally, share-based compensation expense decreased by $46 million as higher share-based compensation expenses were recognized as a result of our IPO in July 2021. Digital marketing, brand marketing, and creative services decreased by $28 million, $10 million and $9 million, respectively. We invested significantly in marketing costs to raise brand awareness in 2021, which were reduced as our brand became more well established.
General and Administrative

	Year Ended December 31,
(in millions)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Share-based compensation	$5	$885	$425	NM	(52)%
Employee compensation, benefits, and overhead, excluding share-based compensation	79	196	239	148%	22%
Legal expenses	56	101	76	80%	(25)%
Other professional fees	30	54	53	80%	(2)%
Impairment	—	—	45	NM	NM
Business insurance	4	25	41	525%	64%
Settlements and penalties	106	70	24	(34)%	(66)%
Other	15	40	21	167%	(48)%
Total	$295	$1,371	$924	365%	(33)%
General and administrative costs decreased by $447 million primarily due to decreases in share-based compensation of $460 million as higher share-based compensation expenses were recognized as a result of our IPO in July 2021, including $323 million related to executive compensation arrangements (see Note 13 - Common Stock and Stockholders' (Deficit) Equity, to our consolidated financial statements in this Annual Report for further information). The April 2022 Restructuring and August 2022 Restructuring resulted in net reductions of $34 million in share-based compensation expense. We also experienced a decrease of $46 million in costs associated with settlements and penalties (see Note 17 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report for further information) and $25 million in legal expenses.
These decreases were partially offset by impairment of $45 million related to the August 2022 Restructuring (see Note 6 - Restructuring Activities, to our consolidated financial statements in this Annual Report for further information). Employee compensation, benefits, and overhead also increased by $43 million, as our general and administrative personnel average headcount increased in the first half of the 2022 compared to 2021 to continue to support our business. This expense included $15 million of severance expenses related to the April 2022 Restructuring and August 2022 Restructuring.
Change in Fair Value of Convertible Notes and Warrant Liability

	Year Ended December 31,
(in millions)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Change in fair value of convertible notes and warrant liability	—	2,045	$—	NM	NM
Change in fair value of convertible notes and warrant liability was due to the mark-to-market adjustment of the convertible notes and warrants we issued in February 2021. Upon completion of our IPO, the aggregate outstanding principal and accrued interest of the convertible notes converted into Class A common stock and the warrants became equity-classified, which resulted in the warrant liability being reclassified to additional paid-in capital. There will be no additional mark-to-market adjustments related to the convertible notes or warrant liability. See Note 8 - Investments and Fair Value Measurement, to our consolidated financial statements in this Annual Report for further information.
Provision for Income Taxes

	Year Ended December 31,
(in millions)	2020	2021	2022	2020 to 2021 % Change	2021 to 2022 % Change
Provision for income taxes	$6	$2	1	(67)%	(50)%
Provision for income taxes decreased by $1 million primarily due to a favorable provision to return true up adjustment in certain tax jurisdictions upon the completion of our 2021 U.S. income tax returns, and offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and by our current state taxes payable.
Liquidity and Capital Resources
Sources and Uses of Funds
Our principal sources of liquidity are cash flows generated from operations, and our cash, cash equivalents, and investments. Other sources of future funds may include potential borrowing capacity under our revolving lines of credit and potential issuance of new debt or equity. Our liquidity needs are primarily to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the DTC, NSCC, and OCC). Based on our current level of operations, we believe our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months.
Cash, Cash Equivalents, and Investments
Our cash, cash equivalents, and investments were $6.25 billion and $6.34 billion as of December 31, 2021 and 2022. Our investment portfolio comprises highly liquid available-for-sale securities, including asset-backed securities, commercial paper, corporate bonds, and government bonds.

Revolving Lines of Credit
As of December 31, 2022, we had a total of $2.91 billion in committed revolving lines of credit. See Note 12 - Financing Activities and Off-Balance Sheet Risk, to our consolidated financial statements in this Annual Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of December 31, 2022:

	Payments Due by Period
(in millions)	Total	2023	2024-2025	2026-2027	Thereafter
Operating lease commitments	$190	$30	$56	$36	$68
Non-cancelable purchase commitments(1)	1,037	309	490	238	—
Total	$1,227	$339	$546	$274	$68
________________
(1)Non-cancelable purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. They primarily relate to commitments for cloud infrastructure service and business insurance.
In addition to lease and purchase commitments, we have a committed financing agreement with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million. See "Securities Borrowing and Lending" in Note 1 - Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report for further information.
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
The tables below summarize the net capital, capital requirements and excess net capital of RHS and RHF as of periods presented:

	December 31, 2022
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,503	$66	$2,437
RHF	231	0.25	231

Cash Flows
The following table summarizes our cash flow activities:

	Year Ended December 31,
(in millions)	2020	2021	2022
Cash provided by (used in):
Operating activities	$1,876	$(885)	$(852)
Investing activities	(32)	(238)	(60)
Financing activities	1,276	5,203	—

Cash used in operating activities decreased $33 million. The decrease consisted of net loss adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Cash used in operating activities resulting from net loss adjusted for certain non-cash items increased by $230 million. This was primarily due to lower net loss partially offset by the effect of non-cash items adjustments that provided cash and only occurred in 2021 such as the mark-to-market adjustment of convertible notes and warrants of $2.05 billion and the cumulative one-time SBC expense recognized upon our IPO of $1.57 billion as compared to the SBC expense in 2022 of $654 million. Adjustments for non-cash items in 2022 also included a $45 million impairment of long-lived assets related to the August 2022 Restructuring.
Cash used in operating activities resulting from changes in operating assets and liabilities decreased $263 million. The decrease was primarily driven by a decrease in receivables from users, net of $6.75 billion, partially offset by an increase of $2.35 billion for payable to users, net, an increase of $3.55 billion for securities loaned, and an increase of $517 million in securities borrowed. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments, and vendor payment terms.
Cash used in investing activities decreased $178 million in 2022 compared to 2021, which was primarily driven by $125 million used in business acquisitions, net of cash acquired in 2021, and to a lesser extent a reduction in expenditures related to the purchases of property and equipment and the capitalization of internally developed software. Cash used in investing activities in 2022 was partially offset by cash provided by investing activities of $42 million resulting from sale of investments.
We did not have any cash flows from financing activities in 2022 compared to cash flows provided by financing activities of $5.20 billion in 2021, which was primarily driven by the issuance of convertible notes and warrants totaling $3.55 billion as well as proceeds from issuance of common stock in connection with our IPO, net of offering costs totaling $2.05 billion.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results might differ significantly from these estimates under different assumptions, judgments, or conditions.
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
Share-based Compensation
Time-Based RSUs
We have granted RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). Prior to our IPO, our Time-Based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, namely the occurrence of a liquidity event such as the IPO. The fair value of our RSUs is estimated based on the fair value of our common stock on the date of grant. The time-based service condition for our awards is generally satisfied over four years. For Time-Based RSUs granted pre-IPO, we record share-based compensation expense on an accelerated attribution method over the requisite service period, as these awards include a performance-based vesting condition. The performance-based condition for our pre-IPO grants was satisfied upon the occurrence of the IPO in 2021, at which point we recorded a cumulative one-time share-based compensation expense determined using the awards’ grant-date fair value. No performance-based conditions exist for our post-IPO grants, and therefore for grants of Time-Based RSUs issued post-IPO, we record share-based compensation expense on a straight line basis over the requisite service period.
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards generally is satisfied over six years. The performance-based conditions are satisfied upon the occurrence of an IPO. The market-based conditions are satisfied upon our achievement of specified share prices.
For market-based awards, we determine the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of an IPO, and expected capital raise percentage. We estimate the expected term based on various vesting scenarios, as these awards are not considered “plain vanilla.” We estimate the expected date of an IPO based on our expectation at the time of measurement of the award’s value.
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
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, to our consolidated financial statements in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents, cash and cash equivalents segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of December 31, 2022 indicate that a hypothetical 100 basis point increase or decrease in interest rates would have had a positively correlated impact of approximately 10% on total net revenues.

We also have exposure to change in interest rates related to our variable-rate credit facilities, which are described in Note 12 - Financing Activities and Off-Balance Sheet Risk, to our consolidated financial statements in this Annual Report. However, as there were no outstanding borrowings under our credit facilities as of December 31, 2022 and 2021, we had limited financial exposure associated with changes in interest rates as of such dates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Robinhood Markets, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and mezzanine equity and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management on internal control of financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Robinhood Markets, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Robinhood Markets, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and mezzanine equity and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Adoption of SAB 121
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for obligations to safeguard crypto-assets held in custody on behalf of its platform users in 2022 due to the adoption of SAB 121.
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

Description of the Matter	Transaction-based revenues
As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company recognized transaction-based revenues of $814 million for the year ended December 31, 2022, of which $807 million is comprised of revenues earned from routing user orders to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker. The Company’s transaction-based revenues from routing user orders involves a significant volume of transactions and is earned from various market makers and is sourced from multiple systems across the Company’s information technology environment.

Auditing transaction-based revenues from routing user orders was complex and involved significant audit effort to identify, test, and evaluate the Company’s relevant systems used to process and record transaction-based revenues from routing user orders.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the revenue recognition process for transaction-based revenues from routing user orders. With the involvement of our information technology professionals, we identified and tested the relevant systems used to process and record transaction-based revenues earned from routing user orders, and tested the relevant information technology general controls over those systems.

Our audit procedures included, among others, testing on a sample basis the completeness and accuracy of the underlying data and calculations used to record transaction-based revenues from routing user orders, obtaining external confirmation of revenue recognized and transaction price from market makers, and comparing revenue recognized to cash receipts.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
San Jose, California
February 27, 2023

ROBINHOOD MARKETS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2021	2022
Assets
Current assets:
Cash and cash equivalents	$6,253	$6,339
Cash segregated under federal and other regulations	3,992	2,995
Receivables from brokers, dealers, and clearing organizations	88	76
Receivables from users, net	6,639	3,218
Securities borrowed	—	517
Deposits with clearing organizations	328	186
Asset related to user cryptocurrencies safeguarding obligation	—	8,431
User-held fractional shares	1,834	997
Prepaid expenses	92	86
Other current assets	57	72
Total current assets	19,283	22,917
Property, software, and equipment, net	146	146
Goodwill	101	100
Intangible assets, net	34	25
Non-current prepaid expenses	44	17
Other non-current assets	161	132
Total assets	$19,769	$23,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$252	$185
Payables to users	6,476	4,701
Securities loaned	3,651	1,834
User cryptocurrencies safeguarding obligation	—	8,431
Fractional shares repurchase obligation	1,834	997
Other current liabilities	134	105
Total current liabilities	12,347	16,253
Other non-current liabilities	129	128
Total liabilities	12,476	16,381
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 735,957,367 shares issued and outstanding as of December 31, 2021; 21,000,000,000 shares authorized, 764,888,917 shares issued and outstanding as of December 31, 2022.	—	—
Class B common stock, par value $0.0001. 700,000,000 shares authorized, 127,955,246 shares issued and outstanding as of December 31, 2021; 700,000,000 shares authorized, 127,862,654 shares issued and outstanding as of December 31, 2022.	—	—
Class C common stock, par value $0.0001. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2022.	—	—
Additional paid-in capital	11,169	11,861
Accumulated other comprehensive income (loss)	1	—
Accumulated deficit	(3,877)	(4,905)
Total stockholders’ equity	7,293	6,956
Total liabilities and stockholders’ equity	$19,769	$23,337

See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share data)	2020	2021	2022
Revenues:
Transaction-based revenues	$720	$1,402	$814
Net interest revenues	177	256	424
Other revenues	61	157	120
Total net revenues	958	1,815	1,358

Operating expenses:
Brokerage and transaction	114	158	179
Technology and development	215	1,234	878
Operations	135	368	285
Marketing	186	325	103
General and administrative	295	1,371	924
Total operating expenses	945	3,456	2,369

Change in fair value of convertible notes and warrant liability	—	2,045	—
Other expense (income), net	—	(1)	16
Income (loss) before income taxes	13	(3,685)	(1,027)
Provision for income taxes	6	2	1
Net income (loss)	$7	$(3,687)	$(1,028)
Net income (loss) attributable to common stockholders:
Basic	$3	$(3,687)	$(1,028)
Diluted	$3	$(3,687)	$(1,028)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(7.49)	$(1.17)
Diluted	$0.01	$(7.49)	$(1.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	225,748,355	492,381,190	878,630,024
Diluted	244,997,388	492,381,190	878,630,024
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2020	2021	2022
Net income (loss)	$7	$(3,687)	$(1,028)
Other comprehensive loss, net of tax:
Foreign currency translation	—	—	(1)
Total other comprehensive loss, net of tax	—	—	(1)
Total comprehensive income (loss)	$7	$(3,687)	$(1,029)
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2021	2022
Operating activities:
Net income (loss)	$7	$(3,687)	$(1,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10	26	61
Impairment of long-lived assets	—	—	45
Provision for credit losses	59	78	36
Share-based compensation	24	1,572	654
Change in fair value of convertible notes and warrant liability	—	2,045	—
Other	2	(1)	35
Changes in operating assets and liabilities:
Segregated securities under federal and other regulations	(135)	135	—
Receivables from brokers, dealers, and clearing organizations	(104)	36	12
Receivables from users, net	(2,772)	(3,362)	3,386
Securities borrowed	—	—	(517)
Deposits with clearing organizations	(103)	(102)	142
Current and non-current prepaid expenses	—	(135)	33
Other current and non-current assets	(46)	(54)	(26)
Accounts payable and accrued expenses	67	134	(62)
Payables to users	3,532	578	(1,775)
Securities loaned	1,247	1,730	(1,817)
Other current and non-current liabilities	88	122	(31)
Net cash provided by (used in) operating activities	1,876	(885)	(852)
Investing activities:
Purchase of property, software, and equipment	(24)	(63)	(28)
Capitalization of internally developed software	(8)	(20)	(29)
Acquisitions of a business, net of cash acquired	—	(125)	—
Purchase of investments	—	(27)	(25)
Sales of investments	—	—	42
Other	—	(3)	(20)
Net cash used in investing activities	(32)	(238)	(60)
Financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	2,052	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	7	16
Taxes paid related to net share settlement of equity awards	—	(422)	(12)
Proceeds from issuance of convertible notes and warrants	—	3,552	—
Draws on credit facilities	938	1,968	21
Repayments on credit facilities	(938)	(1,968)	(21)
Payments of debt issuance costs	—	—	(10)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,267	—	—
Proceeds from exercise of stock options, net of repurchases	9	14	6
Net cash provided by financing activities	1,276	5,203	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1)
Net increase (decrease) in cash, cash equivalents, segregated cash and restricted cash	3,120	4,080	(913)
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	3,070	6,190	10,270
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$6,190	$10,270	$9,357
Cash and cash equivalents, end of the period	$1,403	$6,253	$6,339
Segregated cash, end of the period	4,780	3,992	2,995
Restricted cash (current and non-current), end of the period	7	25	23
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$6,190	$10,270	$9,357
Supplemental disclosures:
Cash paid for interest	$3	$12	$12
Cash paid for income taxes, net of refund received	$6	$6	$4
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	321,626,778	$913	224,802,545	$—	$99	$1	$(197)	$(97)
Net income	—	—	—	—	—	—	7	7
Shares issued in connection with stock option exercise, net of repurchases	—	—	4,229,001	—	9	—	—	9
Issuance of Series F convertible preferred stock, net of issuance costs	48,000,000	599	—	—	—	—	—	—
Issuance of Series G convertible preferred stock, net of issuance costs	43,116,119	668	—	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	1	—	—	1
Change in other comprehensive income	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	25	—	—	25
Balance as of December 31, 2020	412,742,897	$2,180	229,031,546	$—	$134	$1	$(190)	$(55)

See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	412,742,897	$2,180	229,031,546	$—	$134	$1	$(190)	$(55)
Net loss	—	—	—	—	—	—	(3,687)	(3,687)
Shares issued in connection with stock option exercise, net of repurchases	—	—	6,832,725	—	14	—	—	14
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	298,031	—	7	—	—	7
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	56,729,194	—	2,052	—	—	2,052
Issuance of common stock upon settlement of RSUs	—	—	32,133,589	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,160,525)	—	(422)	—	—	(422)
Conversion of preferred stock to common stock	(412,742,897)	(2,180)	412,742,897	—	2,180	—	—	2,180
Conversion of convertible notes to common stock	—	—	137,305,156	—	5,218	—	—	5,218
Reclassification of warrant liability to stockholders' equity	—	—	—	—	380	—	—	380
Vesting of replacement awards issued in connection with acquisition					1			1
Share-based compensation	—	—	—	—	1,605	—	—	1,605
Balance as of December 31, 2021	—	$—	863,912,613	$—	$11,169	$1	$(3,877)	$7,293

See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	—	—	(1,028)	(1,028)
Shares issued in connection with stock option exercise, net of repurchases	—	—	2,318,267	—	6	—	—	6
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	1,907,241	—	16	—	—	16
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	24,613,450	—	(12)	—	—	(12)
Change in other comprehensive income	—	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	682	—	—	682
Balance as of December 31, 2022	—	$—	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. See Note 1 - Description of Business and Summary of Significant Accounting Policies, for further information.

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
•Robinhood Crypto, LLC (“RHC”), which provides users the ability to buy, sell, and transfer cryptocurrencies and is responsible for the custody of user cryptocurrencies held by users on our platform; and
•Robinhood Money, LLC (“RHY”), which offers a pre-paid debit card (the “Robinhood Cash Card”) and a spending account that help customers invest, save, and earn rewards.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platform, including those that collateralize margin loans, and, as a result, such securities are not presented on our consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platform (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans); however, following our adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recognize a liability to reflect our safeguarding obligation along with a corresponding asset on our balance sheet related to the cryptocurrencies we hold in custody for users (refer to Note 2 - Recent Accounting Pronouncements, for more information on the recent adoption of SAB 121).
On August 2, 2021, we closed our IPO of 55.0 million shares of Class A common stock. On August 31, 2021, we sold an additional 4.4 million shares of Class A common stock pursuant to the option granted to the underwriters to purchase additional shares.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of RHM and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The impact of these reclassifications is immaterial to the presentation of the consolidated financials statements taken as a whole.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue recognition and share-based compensation, the determination of allowances for credit losses, valuation of user cryptocurrencies safeguarding obligation and corresponding asset, investment valuation, capitalization of internally developed software, useful lives of property, software, and equipment, valuation and useful lives of intangible assets, incremental borrowing rate used to calculate operating lease right-of-use assets and related liabilities, impairment of long-lived assets, uncertain tax positions, income taxes, accrued and contingent liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
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
Revenue Recognition
Transaction-Based Revenues
We primarily earn transaction-based revenues from routing user orders for options, cryptocurrencies, and equities to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker. The transaction price for options is on a per contract basis, while for equities it is primarily based on the bid-ask spread of the underlying trading activity. For cryptocurrencies, the transaction price is a fixed percentage of the notional order value. For each trade type, all market makers pay the same transaction price. Payments are collected monthly in arrears from each market maker.
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn interest revenues on margin loans to users, corporate cash and investments, segregated cash and cash equivalents, deposits with clearing organizations, and Cash Sweep. We also earn and incur interest revenues and expenses on securities lending transactions. We incur interest expenses in connection with our revolving credit facilities.

Other Revenues
Other revenues primarily consists of Robinhood Gold subscription fees. Our contract with users are for a term of 30 days and renew automatically each month. Subscription revenue is recognized ratably over the subscription period as the performance obligation is satisfied.
Other revenues also consist of proxy rebates, proxy revenues, and ACATS fees charged to users. Proxy rebates are revenues earned through our partnership with a third-party investor communications company. We provide certain shareholder information to the third-party company, which is used to send investor materials to shareholders, such as materials related to shareholder meetings and voting instruction forms. We earn a share of the revenue the third-party company receives from issuers, and recognize the revenue when the performance obligation of providing data is satisfied. During 2022, we terminated our partnership with the third-party proxy service provider and began using Say Technologies, a wholly-owned subsidiary, to provide proxy and investor communications services. We now earn proxy revenue directly from issuers.
ACATS fees are charged to users for facilitating the transfer of part or all of their accounts to another broker-dealer. We recognize revenue when our performance obligation of administering the transfer is satisfied.
Concentrations of Revenue and Credit
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Year Ended December 31,
	2020	2021	2022
Market maker:
Citadel Securities, LLC	34%	22%	16%
Entities affiliated with Susquehanna International Group, LLP(1)	18%	12%	8%
Entities affiliated with Wolverine Holdings, L.P.(2)	10%	10%	8%
Tai Mo Shan Limited(3)	—%	15%	3%
All others individually less than 10%	13%	18%	24%
Total as percentage of total revenue:	75%	77%	59%
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
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of broker-dealer transaction expenses (such as fees paid to centralized clearinghouses and regulatory fees), market data expenses, cash and share-based compensation and benefits as well as allocated overhead for employees engaged in clearing and brokerage functions, and Robinhood Cash Card transactions expenses (such as network fees and card processing fees). A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platform. For the year ended December 31, 2022, brokerage and transaction costs also included a $57 million as a result of a processing error occurred in December 2022 (refer to Part II, Item 7 of this Annual Report, “Non-GAAP Financial Measures” for further details).
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
Marketing
Marketing costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for employees engaged in the marketing function. Marketing costs also include digital marketing, brand marketing, and creative services costs for creation, production, and placement of advertisements and marketing content, as well as marketing incentive expenses associated with the Robinhood Referral Program. Other marketing costs include cash credits we offer to customers, which primarily relate to remediation for losses experienced by our customers due to service interruptions on our platform and reimbursement of direct losses incurred by our customers from allegedly unauthorized account activity. Advertising costs are expensed as incurred and were $78 million, $101 million and $52 million in the years ended December 31, 2020, 2021, and 2022.
General and Administrative
General and administrative costs primarily consist of cash and share-based compensation and benefits as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, other professional fees, settlements and penalties, and business insurance.

Employee Retirement Benefits
We offer a defined contribution 401(k) plan to full-time employees. Employees may elect to contribute to a traditional 401(k) plan, which qualifies as a deferred compensation arrangement under Section 401 of the Code. In this case, participating employees defer a portion of their pre-tax earnings. Employees may also contribute to a Roth 401(k) plan using post-tax dollars. We match employee contributions up to 3%, and have incurred $3 million, $10 million, and $14 million of expense related to matching for the years ended December 31, 2020, 2021, and 2022.
Research and Development Costs
Research and development costs described in Accounting Standards Codification (“ASC”) 730, Research and Development, are expensed as incurred. Our research and development costs consist primarily of employee compensation and benefits for our engineering and research teams, including share-based compensation. Research and development costs recorded in operating expenses under ASC 730 were $52 million, $438 million, and $381 million for the years ended December 31, 2020, 2021, and 2022.
Share-based Compensation
Common Stock Fair Value
The fair value of our common stock is determined on the grant date using the closing price of our common stock, which is traded on the Nasdaq Global Select Market.
Prior to our IPO, the absence of an active market for our common stock required our board of directors to determine the fair value of our common stock for each grant date with respect to which awards were approved. Our board of directors exercised reasonable judgement and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including: independent contemporaneous third-party valuations of our common stock, the prices paid for common and redeemable convertible preferred stock to third-party investors in arms-length transactions, our financial condition, results of operations, and capital resources, the valuation of comparable companies, the lack of marketability of our common stock, and general and industry specific economic outlook, among other factors.
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
The Black-Scholes option-pricing model incorporates various assumptions in estimating the fair value of stock-based awards. In addition to the fair value of our common stock, these variables include:
Expected volatility—As we do not have sufficient trading history of our common stock, we estimate the volatility of our common stock on the date of grant using the blended approach which considers the weighted average of historical stock price of our own stock and comparable publicly-traded companies over a period equal to the expected term of the award.
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
Time-Based RSUs
We have granted Time-Based RSUs that vest upon the satisfaction of a time-based service condition. Prior to our IPO, our Time-Based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, namely the occurrence of a liquidity event such as the IPO. The fair value of our RSUs is estimated based on the fair value of our common stock on the date of grant. The time-based service condition for our awards is generally satisfied over four years. For Time-Based RSUs granted pre-IPO, we record share-based compensation expense on an accelerated attribution method over the requisite service period, as these awards include a performance-based vesting condition. The performance-based condition for our pre-IPO grants was satisfied upon the occurrence of the IPO in 2021, at which point we recorded a cumulative one-time share-based compensation expense determined using the awards’ grant-date fair value. Share-based compensation related to the remaining time-based service after the IPO is recorded over the remaining requisite service period. As of December 31, 2020 and 2021, we had not recognized share-based compensation for awards with performance-based conditions because the IPO had not occurred and, therefore, could not be considered probable. No performance-based conditions exist for our post-IPO grants, and therefore for grants of Time-Based RSUs issued post-IPO, we record share-based compensation expense on a straight line basis over the requisite service period.
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards generally is satisfied over six years. The performance-based conditions are satisfied upon the occurrence of an IPO. The market-based conditions are satisfied upon our achievement of specified share prices.
For market-based awards, we determine the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of an IPO, and expected capital raise percentage. We estimate the expected term based on various vesting scenarios, as these awards are not considered “plain vanilla.” We estimate the expected date of an IPO based on our expectation at the time of measurement of the award’s value.
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
Cash Segregated Under Federal and Other Regulations
We are required to segregate cash for the exclusive benefit of customers and proprietary accounts of brokers in accordance with the provision of Rule 15c3-3 under the Exchange Act. We continually review the credit quality of our counterparties and have not experienced a default. As a result, we do not have an expectation of credit losses for these arrangements.
Restricted Cash
We are required to maintain restricted cash deposits to back letters of credit for certain property leases. We have no ability to draw on such funds as long as they remain restricted under the applicable agreements. Cash subject to restrictions that expire within one year is included in other current assets in our consolidated balance sheets. For the years ended December 31, 2021 and 2022, current restricted cash balances were $1 million. Cash subject to restrictions that exceed one year is included in non-current assets in our consolidated balance sheets. For the years ended December 31, 2021 and 2022, non-current restricted cash balances were $24 million and $22 million.
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
When we lend securities to third parties, the borrower provides cash as collateral. We earn interest revenue on cash collateral deposited by borrowers, and we can also earn additional revenue for lending certain securities based on demand for those securities. For our Fully-Paid Securities Lending, portions of such revenues are paid to participating users, and those payments are recorded as interest expense. For the year ended December 31, 2021, interest revenue earned and interest expenses incurred related to the Fully-Paid Securities Lending program were not material. For the year ended December 31, 2022, Fully-Paid Securities Lending program interest revenue earned was $11 million and interest expenses incurred was $2 million.
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
Each of the MSLAs and Fixed-Term Securities Lending Agreements establishes a master netting arrangement between the lender and the borrower. A master netting arrangement is an agreement between two counterparties that creates a right of set-off for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. In connection with our securities borrowing and lending activities, however, our policy is to recognize all amounts that are subject to master netting arrangements on a gross basis in our consolidated balance sheets even though some of those amounts may be eligible for offset (i.e., to be presented on a net basis) under GAAP. Refer to Note 11 - Securities Borrowing and Lending, for more information and the gross presentation in tabular format.
Cash Sweep
Our users may elect to participate in Cash Sweep, which allows them to earn interest on their uninvested brokerage cash. As these balances are automatically swept to our partner banks they are not reflected on the consolidated balance sheet. For the year ended December 31, 2021, interest revenue earned and interest expenses incurred related to Cash Sweep were not material. For the year ended December 31, 2022, Cash Sweep interest revenue earned was $68 million and interest expenses incurred was $46 million.
Cryptocurrencies
We act as an agent in the cryptocurrency transactions that users initiate on our platform. We have determined we are an agent, for accounting purposes, because we do not control the cryptocurrency before delivery to the user, we are not primarily responsible for the delivery of cryptocurrency to our users, we are not exposed to risks arising from fluctuations of the market price of cryptocurrency before delivery to the user, and we do not set the prices charged to users. After purchasing cryptocurrency on the platform, users are the legal owners of cryptocurrency held under custody by us and users have all the rights and benefits of ownership, including the rights to appreciation and depreciation of the cryptocurrency. We do not allow users to purchase cryptocurrency on margin and cryptocurrency does not serve as collateral for margin loans. We hold cryptocurrency in custody for users in one or more omnibus cryptocurrency wallets; we do not utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the cryptocurrencies we hold in custody for users, and we are obligated to secure such assets from loss or theft. Based on the terms of our user agreement and applicable law, we believe the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. For additional information relating to platform bankruptcy generally, see Part I, Item 1A of this Annual Report, “Risk Factors—Risks Related to Cryptocurrency Products and Services—Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”
Investments
We invest in marketable debt securities which are classified as available-for-sale and are initially recorded at fair value. These securities are included in other current assets on the audited consolidated balance sheets and are comprised of asset-backed securities, commercial paper, corporate bonds and government bonds. We have elected the fair value option for our debt securities as we believe carrying these investments at fair value and taking changes in fair value through earnings best reflects their underlying economics. Fair value adjustments are presented in other expense (income), net in our consolidated statements of operations, and we elected to present interest earned on the debt securities as interest income.
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
Level 1 Inputs: unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us
Level 2 Inputs: quoted prices for similar assets and liabilities in an active market, quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly
Level 3 Inputs: unobservable inputs that are significant to the fair value of the assets or liabilities
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying amounts of certain financial instruments approximate their fair value due to the short-term nature, which include cash, cash segregated under federal and other regulations, receivables from brokers, dealers, and clearing organizations, receivables from users, net, deposits with clearing organizations, other current assets, accounts payable and accrued expenses, payable to users, securities loaned, and other current liabilities.

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
Receivables From Users, Net
Receivable from users, net is primarily made up of margin receivables. Margin receivables are adequately collateralized by users’ securities balances and are reported at their outstanding principal balance, net of an allowance for credit losses. We monitor margin levels and require users to deposit additional collateral, or reduce margin positions, to meet minimum collateral requirements and to avoid automatic liquidation of their positions.
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
When a user purchases a fractional share, we record the cash received for the user-held fractional share as pledged collateral and an offsetting liability to repurchase the shares as we concluded that we did not meet the criteria for derecognition under the accounting guidance. We measure our inventory of securities, user-held fractional shares and our repurchase obligation at fair value at each reporting period via the election of the fair value option, with realized and unrealized gains and losses, which equaled a net loss of $12 million and $7 million for the years ended December 31, 2021 and 2022, recorded in brokerage and transaction expenses in our consolidated statement of operations. We do not earn revenue from our users when they purchase or sell fractional shares from us. We earn transaction-based revenue when shares are purchased from market makers to fulfill fractional share transactions.

Other Current Assets
Other current assets primarily includes securities owned by us for the Robinhood Referral Program and fractional share program, investments, and other receivables.
Robinhood Referral Program
The stock rewarded under this program could be fractional share, one share or shares of one of twenty stocks, selected by our users from our previously purchased inventory of settled shares held exclusively for this program, which are included in other current assets in our consolidated balance sheets. Each stock reward is assigned at the time the reward is earned and each share cannot be associated with more than one reward at a time. Our inventory of settled shares is initially recorded at cost and marked to fair market value at each reporting period. As the inventory of shares are held specifically for the referral program and not as investments of the Company, gains and losses from changes in the fair market value of the shares are recorded within marketing expense in our consolidated statement of operations until the reward is claimed. Shares are derecognized when they are claimed by the user and delivered to the users’ account.
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

Non-Marketable Equity Securities
Investments in non-marketable equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or a similar security from the same issuer. Non-marketable equity securities were not material for the periods presented and were included in other non-current assets on the audited consolidated balance sheets.
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
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, “Business Combinations”. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 3 - Business Combinations, for further information.
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
The quantitative assessment compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the book value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. See Note 4 - Goodwill and Intangible Assets, for further information.
Intangible Assets, Net
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining estimated useful life of its intangible assets being amortized on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining period of amortization. See Note 4 - Goodwill and Intangible Assets, for further information.
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In March 2022, the staff of the SEC issued SAB 121, which provides guidance to entities that have obligations to safeguard crypto-assets held in custody on behalf of their platform users. SAB 121 states that the entity should recognize a liability representing its obligation to safeguard such crypto-assets accompanied by a corresponding asset on its balance sheet representing the platform users’ crypto-assets held in custody measured at fair value initially and at each subsequent reporting period. SAB 121 also states that accompanying disclosures should be considered regarding the entity’s obligation to safeguard crypto-assets for platform users. We adopted SAB 121 as part of the financial statements covering the interim period ended June 30, 2022, with retrospective application as of the beginning of fiscal year 2022. As a result of (and solely by virtue of) our adoption of SAB 121, we recognized an asset captioned “Asset related to user cryptocurrencies safeguarding obligation” and a liability captioned “User cryptocurrencies safeguarding obligation” on our consolidated balance sheets. As of December 31, 2022, the carrying value of each was $8.4 billion We also added disclosures to Note 1 - Description of Business and Summary of Significant Accounting Policies and Note 8 - Investments and Fair Value Measurement.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This guidance requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. The guidance is effective for fiscal years beginning after December 15, 2022 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted. As of December 31, 2022, the planned adoption of this guidance is not expected to have any impact on our financial statements.
NOTE 3: BUSINESS COMBINATIONS
Acquisition of Say Technologies
On August 13, 2021, we acquired all outstanding stock of Say Technologies. New York-based Say Technologies, founded in 2017, is an investor communications and shareholder engagement platform. The acquisition of Say Technologies allows us to empower retail investors to access their full ownership rights by facilitating proxy and issuer materials delivery and making shareholder voting on corporate matters easier.

The acquisition date fair value of the consideration transferred for Say Technologies was $133 million, which consisted of the following:

(in millions)	Fair Value
Cash	$132
Share-based compensation awards attributable to pre-combination services	1
Total consideration	$133
We entered into holdback agreements with certain employees of Say Technologies for $11 million in cash payments, which are contingent upon the continuous service of the employees and treated as post-combination compensation expense over the required service period of three years. For employees of Say Technologies with unvested Say Technologies equity awards, we issued replacement awards whose aggregate estimated fair value was $6 million.
Transaction costs associated with the acquisition, which included legal, due diligence, and other professional fees, were not material.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Fair Value
Cash and cash equivalents	$15
Accounts receivable	2
Goodwill	93
Intangible assets	35
Accounts payable, accrued expenses and other current liabilities	(9)
Deferred tax liability	(3)
Net assets acquired	$133
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

(in millions, except years)	Fair Value	Useful Life
Developed technology	$22	3
Customer relationships	12	10
Trade names	1	3
Total	$35
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
Results of operations of Say Technologies were included in our results since the date of acquisition and were not material for the year ended December 31, 2022. Pro forma results of operations for Say Technologies have not been presented as the effect of this acquisition was not material.
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the carrying amount of goodwill:

	December 31,
(in millions)	2021	2022
Beginning balance	$—	$101
Less: Accumulated impairment	—	—
Beginning balance, net	—	101
Additions due to business combinations(1)	101	—
Post-acquisition adjustments	—	(1)
Ending balance	$101	$100
________________
(1)Substantially all of the additions related to the Say Technologies acquisition as disclosed in Note 3 - Business Combinations, and the remainder related to other immaterial business acquisitions.

There was no impairment of goodwill for the years ended December 31, 2021 and 2022.

Intangible Assets
The following tables summarize the components of intangible assets:

	December 31, 2021
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$23	$(3)	$20	2.58
Customer relationships	12	$—	12	9.62
Trade names	—	$—	—	2.62
Indefinite-lived intangible assets	2	$—	2	N/A
Total	$37	$(3)	$34

	December 31, 2022
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$23	$(10)	$13	1.70
Customer relationships	12	(2)	10	8.62
Indefinite-lived intangible assets	2	—	2	N/A
Total	$37	$(12)	$25
Amortization expense of intangible assets was nil, $3 million, and $9 million for the years ended December 31, 2020, 2021, and 2022. There was no impairment of intangible assets for the years ended December 31, 2021 and 2022.
As of December 31, 2022, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
2023	$9
2024	6
2025	1
2026	1
2027	1
Thereafter	5
Total	$23

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Year Ended December 31,
(in millions)	2020	2021	2022
Transaction-based revenues:
Options	$440	$690	$488
Cryptocurrencies	27	420	202
Equities	251	287	117
Other	2	5	7
Total transaction-based revenues	720	1,402	814

Net interest revenues:
Margin interest	67	132	177
Interest on corporate cash and investments	2	1	103
Securities lending, net	98	136	89
Interest on segregated cash and cash equivalents and deposits	14	4	57
Cash Sweep, net	1	3	22
Interest expenses related to credit facilities	(5)	(20)	(24)
Total net interest revenues	177	256	424

Other revenues	61	157	120

Total net revenues	$958	$1,815	$1,358
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
Contract liabilities, which consist of unearned subscription revenue, are recognized when users remit cash payments in advance of the time we satisfy our performance obligations and are recorded as other current liabilities on the consolidated balance sheets.
The table below sets forth contract receivables and liabilities balances for the periods indicated:

	December 31, 2021
(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2021	$112	$2
End of the period, December 31, 2021	83	3
Changes during the period	$(29)	$1

	December 31, 2022
(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2022	$83	$3
End of period, December 31, 2022	60	3
Changes during the period	$(23)	$—
The difference between the opening and ending balances of our contract receivables primarily results from lower transaction-based revenue driven by the market environment which had a negative impact on the number of traders and Notional Trading Volume and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liability balances for the year end December 31, 2022.
NOTE 6: RESTRUCTURING ACTIVITIES
April 2022 Restructuring
On April 26, 2022, we announced the April 2022 Restructuring as part of our efforts to improve efficiency and operating costs, increase our velocity, and ensure that we are responsive to the changing needs of our customers. The April 2022 Restructuring involved approximately 330 employees, representing approximately 9% of our full-time employees at that time.
We allowed affected employees’ share-based awards to continue vesting over a transitional period (generally two months during which they remained employed but were not expected to provide active service), which were generally accounted for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the April 2022 Restructuring resulted in a net reduction to share-based compensation of $24 million, which was recognized in the second quarter of 2022 (refer to Note 13 - Common Stock and Stockholders' (Deficit) Equity, for more information).
In addition, we recognized $17 million of cash restructuring and related charges in the second quarter of 2022, which primarily consisted of employee-related wages, benefits, and severance expense. As of December 31, 2022, all of the restructuring charges relating to the April 2022 Restructuring had been paid in full.
August 2022 Restructuring
On August 2, 2022, we announced the August 2022 Restructuring, which involved approximately 780 employees, representing approximately 23% of our full-time employees at the time, the planned closure of two offices, and related matters. These actions were part of a Company reorganization into a general manager (“GM”) structure under which GMs have assumed broad responsibility for our individual businesses. As we continued to execute the August 2022 Restructuring, our lower headcount led us to evaluate our real estate portfolio. In the third quarter of 2022, we decided to partially or completely close five additional offices as part of the August 2022 Restructuring, four of which were not occupied.
In connection with the office closures describe above, we determined the carrying amount of the right-of-use assets and associated leasehold improvements exceeded their respective fair value, resulting in impairments of $30 million and $15 million. We utilized a probability-weighted approach and market estimates from a third-party real estate brokerage firm to project sublease income cash flows, net of brokerage commissions, for each of the office spaces and applied a market rate of return on similar assets as a discount factor to determine fair value. We attributed the impairments on a relative carrying value basis between the right-of-use assets and leasehold improvements. In addition, we accelerated depreciation of $9 million related to other fixed assets. The impairments were recognized in general and administrative expense on our consolidated statements of operations.
Similar to the April 2022 Restructuring, we allowed affected employees’ share-based awards to continue vesting over a transitional period allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the August 2022 Restructuring resulted in a net reduction to share-based compensation of $53 million, which was recognized in the third quarter of 2022 (refer to Note 13 - Common Stock and Stockholders' (Deficit) Equity, for more information).
In addition, we recognized $34 million of cash restructuring and related charges primarily related to employee-related wages, benefits, and severance expense. As of December 31, 2022, all of the restructuring charges relating to the April 2022 Restructuring had been paid in full.
NOTE 7: ALLOWANCE FOR CREDIT LOSSES
Substantially all of the allowance for credit losses relate to unsecured balances of receivables from users due to Fraudulent Deposit Transactions and losses on margin lending. The following table summarizes the allowance for credit losses:

	Year Ended December 31,
(in millions)	2020	2021	2022
Beginning balance	$17	$34	$40
Provision for credit losses	59	78	36
Write-offs	(42)	(72)	(58)
Ending balance	$34	$40	$18
NOTE 8: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Investments are included in other current assets on the consolidated balance sheet and consisted of the following:

	December 31, 2021
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Asset-backed securities	$5	$—	$—	$5
Commercial paper	14	—	—	14
Corporate bonds	7	—	—	7
Government bonds	1	—	—	1
Total investments	$27	$—	$—	$27

	December 31, 2022
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Commercial paper	5	—	—	5
Corporate bonds	2	—	—	2
Government bonds	3	—	—	3
Total investments	$10	$—	$—	$10
All of our debt securities as of December 31, 2022 had a stated contractual maturity or redemption date within one year.
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our consolidated balance sheets as follows:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$4,004	$—	$—	$4,004
Other current assets:
Asset-backed securities	—	5	—	5
Commercial paper	—	14	—	14
Corporate bonds	—	7	—	7
Government bonds	1	—	—	1
Equity securities - securities owned	14	—	—	14
User-held fractional shares	1,834	—	—	1,834
Total financial assets	$5,853	$26	$—	$5,879

Liabilities
Fractional share repurchase obligations	$1,834	$—	$—	$1,834
Total financial liabilities	$1,834	$—	$—	$1,834

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$735	$—	$—	$735
Other current assets:
Commercial paper	—	5	—	5
Corporate bonds	—	2	—	2
Government bonds	3	—	—	3
Equity securities - securities owned	8	—	—	8
Asset related to user cryptocurrencies safeguarding obligation	—	8,431	—	8,431
User-held fractional shares	997	—	—	997
Total financial assets	$1,743	$8,438	$—	$10,181

Liabilities
User cryptocurrencies safeguarding obligation	$—	$8,431	$—	8,431
Fractional share repurchase obligations	997	—	—	997
Total financial liabilities	$997	$8,431	$—	$9,428
During the year ended December 31, 2022, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

(in millions)	December 31, 2022
Dogecoin (DOGE)	$2,802
Ethereum (ETH)	2,341
Bitcoin (BTC)	2,327
Other	961
Total user cryptocurrencies safeguarding obligation and corresponding asset	$8,431
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2022.
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

The following table sets forth a summary of the changes in the estimated fair value of our convertible notes and warrant liability:

	Year Ended December 31, 2021
(in millions)	Convertible notes(2)	Warrant liability
Beginning balance	$—	$—
Issued during the period	3,299	253
Change in fair value(1)	1,919	127
Reclassifications to equity	(5,218)	(380)
Ending balance	$—	$—
________________
(1)We have elected to present the component related to accrued interest in the change in fair value of convertible notes and warrant liability.
(2)None of the expense recorded due to changes in fair value for the convertible notes was attributable to the change in the instrument-specific credit risk.

NOTE 9: INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2020	2021	2022
Domestic	$14	$(3,687)	$(1,028)
Foreign	(1)	2	1
Income (loss) before income taxes	$13	$(3,685)	$(1,027)
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
(in millions)	2020	2021	2022
Current:
Federal	$3	$—	$—
State	4	5	1
Foreign	—	—	—
Total current tax expense (benefit)	7	5	1
Deferred:
Federal	—	(1)	—
State	—	(2)	—
Foreign	(1)	—	—
Total deferred tax expense (benefit)	(1)	(3)	—
Total provision for (benefit from) income taxes	$6	$2	$1

The reconciliation of statutory federal income tax rate and our effective income tax rate was as follows (in percentages):

	Year Ended December 31,
	2020	2021	2022
Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State tax benefit, net of federal benefit	(6.2)%	3.6%	1.8%
Foreign rate differential	—%	—%	—%
Share-based compensation	(19.2)%	(0.5)%	(12.3)%
Tender offer compensation	26.1%	—%	—%
Research and development credits	(75.8)%	1.3%	3.6%
Non-deductible regulatory settlements	—%	(11.7)%	(0.3)%
Non-deductible change in convertible notes and warrant	151.8%	(0.3)%	—%
Permanent differences	3.8%	—%	(0.1)%
Other	0.4%	—%	0.1%
Change in valuation allowance	(55.8)%	(13.5)%	(13.9)%
Total provision for (benefit from) income taxes	46.1%	(0.1)%	(0.1)%
Significant components of our deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2021	2022
Deferred tax assets:
User cryptocurrencies safeguarding obligation	$—	$2,167
Net operating loss carryforwards	251	266
Tax credit carryforwards	81	134
Share-based compensation	135	85
Research and Experimentation expenditure amortization	—	83
Lease liability	40	38
Accruals and other liabilities	24	21
Other	22	15
Total deferred tax assets	$553	$2,809
Deferred tax liabilities:
Asset related to user cryptocurrencies safeguarding obligation	$—	$(2,167)
Right of use assets	(34)	(24)
Depreciation and amortization	(23)	(10)
Total deferred tax liabilities	(57)	(2,201)
Valuation Allowance	(495)	(607)
Net deferred tax assets	$1	$1

The reconciliation of the beginning and ending amount of the deferred tax asset valuation allowance was as follows:

	Year ended December 31,
(in millions)	2020	2021	2022
Balance at beginning of period	$35	$27	$495
Charged/(credited) to net income	(8)	471	112
Charges utilized/(write-offs)	—	(3)	—
Balance at end of period	$27	$495	$607
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on all available evidence for the year ending December 31, 2022, we believe it is more likely than not that the tax benefits of the remaining U.S. federal, state, and certain foreign net deferred tax assets may not be realized, and accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $112 million for the year ended December 31, 2022.
As of December 31, 2022, we have $1,012 million of U.S. federal, $836 million of state, and $4 million of non-U.S. net operating loss carryforwards available to reduce future taxable income. Of the U.S. federal net operating loss carryforwards, $1 million will begin to expire in 2037 and the $1,011 million will carryforward indefinitely. Our state net operating losses begin to expire in 2023, while our non-U.S. net operating losses do not expire. We have U.S. federal tax credit carryforwards of $125 million that will begin to expire in 2039, if not utilized, and state tax credit carryforwards of $78 million that will begin to expire in 2026.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
We had unrecognized tax benefits of approximately $46 million and $58 million as of December 31, 2021 and 2022. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. We record interest and penalties related to unrecognized tax benefits in income tax expenses. There were no interest or penalties accrued during the years ended December 31, 2021 and 2022.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in millions):

	Year Ended December 31,
	2021	2022
Unrecognized benefit - beginning of period	$7	$46
Gross increases - current year tax positions	38	16
Gross increases - prior year tax positions	1	—
Gross decrease - prior year tax positions	—	(4)
Unrecognized benefit - end of period	$46	$58
We file in U.S. federal, various state, and foreign jurisdictions. The tax years from 2013 remain open to examination by the U.S. federal and state authorities, due to carryover of unused net operating losses and tax credits. The tax years from 2019 remain open for the most significant foreign jurisdiction.

NOTE 10: PROPERTY, SOFTWARE, AND EQUIPMENT, NET
Property, software, and equipment are presented net of accumulated depreciation and amortization and summarized as follows:

	Year Ended December 31,
(in millions)	2021	2022
Internally developed software	$31	$106
Leasehold improvements	64	52
Computer equipment	24	32
Furniture and fixtures	22	14
Construction in progress	44	23
Total	185	227
Less: accumulated depreciation and amortization	(39)	(81)
Property, software, and equipment, net	$146	$146
Depreciation expense of property and equipment was $6 million, $15 million, and $26 million for the years ended December 31, 2020, 2021, and 2022.
Amortization expense of internally developed software was $4 million, $7 million, and $26 million for the years ended December 31, 2020, 2021, and 2022.
In connection with our August 2022 Restructuring, we recognized an impairment of $15 million associated with our leasehold improvements and accelerated depreciation of $9 million related to other fixed assets for the year ended December 31, 2022. Refer to Note 6 - Restructuring Activities for more information.
NOTE 11: SECURITIES BORROWING AND LENDING
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
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross in our consolidated balance sheets (refer to Note 1 - Description of Business and Summary of Significant Accounting Policies, for more information).

The following tables set forth certain balances related to our securities borrowing and lending activities:

	December 31,
(in millions)	2021	2022
Assets	Securities borrowed
Gross amount of securities borrowed	$—	$517
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	—	517
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	—	517
Security collateral received	—	(509)
Net amount	$—	$8

Liabilities	Securities loaned
Gross amount of securities loaned	$3,651	$1,834
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	3,651	1,834
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	3,651	1,834
Security collateral pledged	(3,427)	(1,629)
Net amount	$224	$205

As described in Note 1 - Description of Business and Summary of Significant Accounting Policies, we obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2021 and 2022, we were permitted to re-pledge securities with a fair value of $9.21 billion and $4.36 billion under margin account agreements with users, and securities with a fair value of $0.3 million and $18.4 million that we had borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2022, we were permitted to re-pledge securities with a fair value of $4.45 billion including securities with a fair value of $490.4 million that we had borrowed from users.
As of December 31, 2021 and 2022, we had re-pledged securities with a fair value of $3.43 billion and $1.63 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2021 and 2022, we had re-pledged $220.1 million and $231.2 million of the permitted amounts under the Margin Securities Lending program with clearing organizations to meet deposit requirements.
NOTE 12: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
October 2019 Credit Facility
In October 2019, we entered into a $200.0 million committed and unsecured revolving line of credit with a syndicate of banks maturing in October 2023 (the “October 2019 Credit Facility”). In October 2020, we amended the October 2019 Credit Facility and, among other things, increased the aggregate committed and unsecured revolving line of credit amount to $600.0 million with a maturity date of October 29, 2024. In April 2021, we further increased the aggregate credit amount available under the October

2019 Credit Facility to $625.0 million. Loans under the October 2019 Credit Facility bear interest, at our option, at a per annum rate of either (a) the Eurodollar Rate plus 1.00% or (b) the ABR. The Eurodollar Rate is equal to the Eurodollar Base Rate, which is derived from London Interbank Offered Rate (“LIBOR”), multiplied by the Statutory Reserve Rate (as defined in the agreement) at the applicable time. The ABR is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Eurodollar Rate at such time for a one month interest period plus 1.00%. If LIBOR is unavailable or if we and the administrative agent elect, the Eurodollar Rate will be replaced by a rate calculated with reference to the Secured Overnight Financing Rate (as defined in the agreement) as set forth in the October 2019 Credit Facility agreement or an alternate benchmark rate selected by us and the administrative agent.
In December 2022, the terms of the October 2019 Credit Facility were amended. Under the amendment, the October 2019 Credit Facility bears interest, at our option, at a per annum rate of either (a) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% or (b) the Alternative Base Rate. The Adjusted Term SOFR Rate is equal to the Term SOFR Rate for such interest period, published by the Term SOFR Administrator, plus the applicable Term SOFR Adjustment at the applicable time. The Term SOFR Adjustment is (i) 0.11% per annum for an interest period of one month; (ii) 0.26% per annum for an interest period of three months; and (iii) 0.43% per annum for an interest period of six months. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. As amended, the ABR is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.50% and (iii) the Adjusted Term SOFR for a one month Interest Period plus 1.00%.
There were no outstanding borrowings under the October 2019 Credit Facility, as amended, at December 31, 2021 and 2022. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility quarterly in arrears.
April 2022 Credit Facility
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
In April 2022, we entered into a $2.275 billion committed and secured revolving line of credit with a maturity date of April 10, 2023 (the “April 2022 Credit Facility”), amending and restating the April 2021 Credit Facility. Under circumstances described in the agreement for the April 2022 Credit Facility, the aggregate commitments may be increased by up to $1.138 billion, for a total commitment under the agreement of $3.413 billion. The April 2022 Credit Facility terms are otherwise substantially the same as the April 2021 Credit Facility in all material aspects except for the Short-Term Funding Rate, which is equal to the greatest of (i) Daily Simple SOFR (as defined in the agreement) plus 0.10%, (ii) the Federal Funds Effective Rate (as defined in the agreement) and (iii) the Overnight Bank Funding Rate (as defined in the agreement), in each case, in effect on such day. There were no outstanding borrowings under the April 2022 Credit Facility at December 31, 2022. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.50% on any unused amount of the April 2022 Credit Facility quarterly in arrears.
The October 2019 Credit Facility, as amended, and the April 2022 Credit Facility contain customary covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. We were in compliance with all covenants under these facilities as of December 31, 2021 and 2022, as applicable.
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
NOTE 13: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Redeemable Convertible Preferred Stock
In February 2021, we authorized 244.3 million shares of Series G-1 redeemable convertible preferred stock in connection with our convertible notes. No shares of Series G-1 were issued or outstanding immediately prior to our IPO.
Immediately prior to our IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our Class A common stock on a one-to-one basis and their carrying value of $2.18 billion was reclassified into stockholders' equity. As such, there were no shares of redeemable convertible preferred stock authorized or issued and outstanding as of December 31, 2021 and 2022.
Preferred Stock
Pursuant to our Charter, our board of directors may issue shares of our preferred stock in one or more series and, subject to the applicable law of the State of Delaware, our board of directors may set the powers, rights, preferences, qualifications, limitations and restrictions of such preferred stock. As of December 31, 2022, no terms of the preferred stock were designated, and no shares of preferred stock were outstanding.
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
Conversion of Class B Common Stock
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. All Class B common stock will automatically convert (as a class) into Class A common stock upon the earliest of (i) the date and time specified by the affirmative vote of the holders of at least 80% of the then-outstanding shares of Class B common stock, voting separately as a class, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the number of then-outstanding shares of Class B common stock represents less than 5% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that (A) each founder is no longer providing services to our Company as an officer, employee, or consultant and (B) each founder is not a director of our Company as a result of a voluntary resignation by such founder from our board of directors or as a result of a written request or agreement by such founder not to be renominated as a director of our Company at an annual or special meeting of stockholders, (iv) nine months after the death or total disability of both founders (subject to a delay of up to 18 months as may be approved by a majority of our independent directors), or (v) August 2, 2036, the date that is 15 years from the completion of our IPO.
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
The convertible notes issued in February 2021 (see Note 8 - Investments and Fair Value Measurement for further information) were converted into 137.3 million shares of Class A common stock at a conversion price of $26.60 per share upon completion of our IPO.
Warrants
As of December 31, 2022, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of December 31, 2022, the warrants have not been exercised and are included as a component of additional paid in capital on the consolidated balance sheets.
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
2021 Omnibus Incentive Plan
Our 2021 Omnibus Incentive Plan (the "2021 Plan") became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs and NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards. Under the 2021 Plan, options could be granted with an exercise price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to ten years from the date of grant. RSUs granted generally vest quarterly on a straight-line basis and expire seven years from the date of grant.
As of December 31, 2022, an aggregate of 360 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 98 million shares had been issued under the plans, 130 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 132 million shares remained available for new grants under the 2021 Plan. On January 1, 2023, an additional 44.6 million shares became available for grant under the 2021 Plan pursuant to its annual evergreen feature.

Stock Option Activity
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in millions)
Balance at December 31, 2021	14,527,468	$2.20	5.37	$226
Granted during the period	4,463,248	14.15
Exercised during the period	(2,433,884)	2.25
Cancelled and forfeited during the period	(1,330,736)	13.31
Balance at December 31, 2022	15,226,096	$4.73	4.68	$72
Options vested and expected to vest at December 31, 2022	15,226,096	$4.73	4.68	$72
Options exercisable at December 31, 2022	11,841,163	$2.07	4.34	$72
The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and 2022 was $3.64 and $14.15. No options were granted during 2021. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2021	2022
Dividend yield	0%	N/A	0%
Risk-free interest rate	0.61%	N/A	1.61%
Expected volatility	36.69%	N/A	40.72%
Expected term (years)	6.04	N/A	4.61
The total intrinsic value of options exercised during 2020, 2021, and 2022 was $45 million, $179 million, and $25 million. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the market value of the stock at the time of exercise. The total grant date fair value of options that vested for each of the periods presented was immaterial.
Time-Based RSUs
We have granted Time-Based RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the year ended December 31, 2022:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	49,428,070	$31.78
Granted	61,100,831	11.63
Vested	(25,213,252)	21.51
Forfeited	(29,198,867)	23.93
Unvested at December 31, 2022	56,116,782	$18.55
The fair value of Time-Based RSUs vested during 2021 and 2022 was $1,054 million and $542 million, respectively. No Time-Based RSUs vested during 2020.

Market-Based RSUs
In 2019 and 2021, we granted Market-Based RSUs to our founders under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods. There were no Market-Based RSUs granted during 2022.
As of December 31, 2022, none of the 2021 Market-Based RSUs had vested based on share price targets. In February 2023, the 2021 Market-Based RSUs (corresponding to 35.3 million unvested shares) were canceled (see Note 18 - Subsequent Events).
The following table summarizes the activity related to our Market-Based RSUs for the year ended December 31, 2022:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2021	1,267,918	57,650,926	58,918,844	$23.50
Granted	—	—	—
Vested	(461,060)	—	(461,060)
Forfeited	—	—	—
Unvested at December 31, 2022	806,858	57,650,926	58,457,784	$23.50
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.

The fair value of Market-Based RSUs that vested during 2021 and 2022 was $161 million and $5 million . No Market-Based RSUs vested during 2020.
2021 Employee Share Purchase Plan
Our ESPP became effective on July 27, 2021 and enables eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation up to the statutory maximum. The purchase price is equal to 85% of the fair market value of a share of our common stock on the first date of an offering or the date of purchase, whichever is lower. The ESPP has an automatic rollover feature, whereby employees begin a new 12-month offering period if the fair value of the Company’s common stock on a purchase date is less than that on the original offering date.
The aggregate number of shares reserved for issuance under the ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2022 and ending with (and including) January 1, 2031. Such annual increase will be equal to the lesser of (i) 1% of the outstanding shares of all classes of our common stock on the last day of the immediately preceding calendar year and (ii) such number of shares determined by the board of directors. No more than 200 million shares of common stock may be issued under our ESPP.
In the year ended December 31, 2022, 1.9 million shares were purchased under the ESPP at a weighted-average price of $8.42. The fair value of shares to be issued under our ESPP was estimated on the grant date using the Black-Scholes option pricing model. As of December 31, 2022, approximately 25.6 million shares remained available for issuance under the ESPP. On January 1, 2023, an additional 8.9 million shares became authorized for issuance under the ESPP pursuant to its annual evergreen feature.

Share-Based Compensation
The following table presents share-based compensation in our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2020	2021	2022(1)
General and administrative	$5	$885	$425
Technology and development	18	610	212
Operations	—	20	8
Brokerage and transaction	—	7	5
Marketing	1	50	4
Total	$24	$1,572	$654
________________
(1)     Included in the table above, we recorded share-based compensation expense of $323 million related to Market-Based RSUs, $314 million related to Time-Based RSUs, $11 million related to ESPP, and $6 million related to options for the year ended December 31, 2022.
In the year ended December 31, 2020, subsequent to the sale of our Series G redeemable convertible preferred stock, certain employees sold shares of common stock to new and existing stockholders in a tender offer (the “2020 Tender Offer”). The 2020 Tender closed on November 13, 2020, when existing employees sold 1.4 million shares of our common stock for an aggregate purchase price of $22 million. With the 2020 Tender Offer, we believe that we had established a pattern of cash settlement of immature shares and stock options only during a very discrete set of circumstances in which we opened a tender offer in conjunction with a preferred stock financing. As such, during the 2020 Tender Offer period, we recorded a liability equal to the fair value of the maximum number of options representing immature shares that could have been redeemed in the tender offer. To the extent that this liability exceeded amounts previously recognized in equity, the excess was recognized as additional share-based compensation expense. Following the closing of the 2020 Tender Offer, the remaining liability of $19 million was reclassified to additional paid-in capital. We recorded share-based compensation expense of $17 million in connection with this tender offer in the year ended December 31, 2020. Out of the $17 million expenses, $16 million related to options and $2 million related to Time-Based RSUs.
In March 2021, we modified certain Time-Based RSUs of approximately 500 employees to remove the one-year vesting cliff, considered to be an improbable to improbable modification. The modified RSUs were revalued at the modification date, and the modified grant date fair value of the awards of $39.75 per share was used to calculate share-based compensation expense.
We have capitalized share-based compensation expense related to internally developed software of $1 million, $35 million, and $28 million for years 2020, 2021, and 2022.
The April 2022 Restructuring and the August 2022 Restructuring resulted in net reductions of $24 million and $53 million in share-based compensation expense, respectively. Both reductions were substantially all related to Time-Based RSUs. The net reductions were primarily recognized in technology and development expense, $16 million and $22 million, and general and administrative expense, $6 million and $28 million.
As of December 31, 2022, there was $1.23 billion of unrecognized share-based compensation expense that is expected to be recognized over a weighted-average period of 1.99 years. Scheduled vesting for awards outstanding as of December 31, 2022, is as follows:

(in millions, except for number of shares)	Number of Shares(1)	Expense
2023	24,081,983	$563
2024	17,662,243	368
2025	12,342,086	247
2026	4,286,976	49
Total	58,373,288	$1,227
(1) Excludes future ESPP shares and Market-Based RSUs for which the share price target has not been met as we cannot forecast the vesting of these shares.
The above schedule excludes an estimate for forfeitures, which are recognized as they occur, and future equity grants.
NOTE 14: NET INCOME (LOSS) PER SHARE
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
The following table presents the calculation of basic and diluted income (loss) per share:

(in millions, except per share data)	Year Ended December 31,
	2020	2021	2022
Net income (loss)	$7	$(3,687)	$(1,028)
Less: allocation of earnings to participating securities	4	—	—
Net income (loss) attributable to common stockholders	$3	$(3,687)	$(1,028)

Weighted-average common shares outstanding - basic	225,748,355	492,381,190	878,630,024
Dilutive effect of stock options and unvested shares	19,249,033	—	—
Weighted-average common shares used to compute diluted loss per share	244,997,388	492,381,190	878,630,024

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(7.49)	$(1.17)
Diluted	$0.01	$(7.49)	$(1.17)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Year Ended December 31,
	2020	2021	2022
Redeemable convertible preferred stock	412,742,897	—	—
RSUs	75,375,307	108,359,188	114,614,461
Stock options	60,082	14,527,468	15,226,096
Early-exercised stock options	8,423	15,126	—
Warrants	—	14,278,034	14,278,034
ESPP shares	—	246,179	364,427
Total anti-dilutive securities	488,186,709	137,425,995	144,483,018
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
In 2022, we did not have any material related party transactions.
In February 2021, we issued two tranches of convertible notes and granted to each purchaser of the Tranche I convertible notes a warrant to purchase equity securities (see Note 8 - Investments and Fair Value Measurement, for further information). Two of the Tranche I investors were related parties prior to the completion of our IPO. Their respective aggregate outstanding principal and accrued interest of their convertible notes automatically converted into shares of Class A common stock upon the closing of our IPO.
NOTE 16: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park, CA and our office in New York City, NY. Our leases have remaining terms of less than one year to 10 years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases. See Note 6 - Restructuring Activities, for further information relating to impacts on leases due to the April and August 2022 Restructurings.
In 2022, we executed agreements to assign some of our operating leases to third-party assignees who assumed all of our obligations, liabilities, covenants, and conditions under the assigned leases. As a result of these agreements, we derecognized the related right-of-use assets of $28 million and lease liability of $33 million and recognized an immaterial amount of net gain.

Lease assets and liabilities recognized on our consolidated balance sheets were as follows:

		December 31,
(in millions)	Classification	2021	2022
Lease Right-of-use Assets
Operating lease assets	Other non-current assets	$129	$92

Lease Liabilities
Current operating lease liabilities	Other current liabilities	22	21
Non-current operating lease liabilities	Other non-current liabilities	129	127
Total lease liabilities		$151	$148
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease costs primarily relate to common area maintenance, property taxes, insurance, and other operating expenses. The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2020	2021	2022
Fixed operating lease costs	$12	$24	$33
Variable operating lease costs	3	6	7
Short-term lease costs	1	1	—
Total lease costs	$16	$31	$40
Other information related to our operating leases was as follows:

	December 31,
	2021	2022
Weighted-average remaining lease term	7.29 years	7.59 years
Weighted-average discount rate	6.27%	6.52%
Cash flows related to leases were as follows:

	Year Ended December 31,
(in millions)	2020	2021	2022
Operating cash flows:
Payments for operating lease liabilities	$13	$6	$23
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$26	$97	$32

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of December 31, 2022 are as follows:

(in millions)
2023	$30
2024	29
2025	27
2026	19
2027	17
Thereafter	68
Total undiscounted lease payments	190
Less: imputed interest	(40)
Less: lease incentives	(2)
Total lease liabilities	$148
NOTE 17: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $84.8 million and $85.2 million as of December 31, 2021 and 2022. In our opinion, an adequate accrual had been made as of December 31, 2022 to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increase in litigation and regulatory investigations involving the brokerage and cryptocurrency industries. Litigation has included and may in the future include class action suits that generally seek substantial and, in some cases, punitive damages. Federal and state regulators, exchanges, or other SROs investigate issues related to regulatory compliance that may result in enforcement action. We are also subject to periodic regulatory audits and inspections that have in the past and could in the future lead to enforcement investigations or actions.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of December 31, 2022 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023.
March 2020 Outages
A consolidated putative class action lawsuit relating to the March 2020 Outages is pending in the United States District Court for the Northern District of California. The lawsuit generally alleges that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and we failed to implement appropriate backup systems. The lawsuit includes, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuit generally seeks damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. In May 2022, the parties notified the court that they had reached an agreement in principle resolving this action. The settlement agreement has been preliminarily approved by the court.
In addition, in September 2021, approximately 400 jointly-represented customers initiated an arbitration of individual claims against us arising out of the March 2020 Outages and other alleged system outages. The parties have reached an agreement to resolve this matter.
State Regulatory Matters
Certain state regulatory authorities have conducted investigations regarding RHF’s options trading and related customer communications and displays, options and margin trading approval process, March 2020 platform outages, and customer support prior to June 2020. RHF has reached a settlement in principle with the Alabama Securities Commission and anticipates a potential multi-state settlement related to these issues. FINRA previously conducted an investigation and reached a settlement with RHF regarding many of these issues.
Brokerage Enforcement Matters
FINRA Enforcement staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility (“TRF”), the Over-the-Counter Reporting Facility (“ORF”), the Order Audit Trail System (“OATS”), and the Consolidated Audit Trail (“CAT”); RHS’s reporting of accounts holding significant options positions to the Large Option Position Report (“LOPR”) system; processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer System (“ACATS”); responses to Electronic Blue Sheets requests from FINRA; RHF’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; and collaring the prices of certain trade orders. We are cooperating with these investigations.

RHS has received requests from the SEC Division of Enforcement regarding its compliance with Regulation SHO’s trade reporting and other requirements in connection with securities lending and fractional share trading and previously received similar requests from FINRA examinations staff. RHS and RHF have also received requests from the SEC Division of Enforcement and FINRA Enforcement staff related to the Firms’ compliance with recordkeeping requirements. We are cooperating with these investigations.

Robinhood Crypto Matters

RHC has received subpoenas from the California Attorney General’s Office seeking information about, among other things, RHC’s trading platform, business and operations, custody of customer assets, customer disclosures, and coin listings. RHC is cooperating with this investigation.
Account Takeovers, Anti-Money Laundering, and Cybersecurity Matters
FINRA Enforcement and the SEC Division of Enforcement are investigating account takeovers (i.e., circumstances under which an unauthorized actor successfully logs into a customer account), as well as anti-money laundering compliance and cybersecurity issues. The SEC’s Division of Enforcement is also investigating issues related to compliance with the Electronic Funds Transfer Act. We are cooperating with these investigations.
In January 2021, Siddharth Mehta filed a putative class action in California state court against RHF and RHS, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiff generally alleges that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seeks monetary damages and injunctive relief. In April 2022, the parties reached a settlement in principle to resolve this matter. The settlement agreement has been preliminarily approved by the court.
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

In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. The MSD is appealing the ruling. A hearing on the two remaining counts alleged by the MSD in its amended administrative complaint is currently scheduled to begin in March 2023.
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

RHM, RHF, RHS, and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the DOJ, Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev's cell phone. There have been several inquiries based on specific customer complaints. We have also received requests from the SEC Division of Enforcement and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include requests related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations. FINRA Enforcement has also requested information about policies, procedures, and supervision related to employee trading generally.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice.
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
NOTE 18: SUBSEQUENT EVENTS
Termination of Ziglu Stock Purchase Agreement
On April 16, 2022, we entered into a definitive stock purchase agreement to acquire all outstanding equity of Ziglu Limited (“Ziglu”). Advances of $12 million made to Ziglu during the year were accounted for as non-marketable equity securities under the fair value alternative, considering the securities lacked a readily determinable fair value. In February 2023, we notified Ziglu of the termination of the stock purchase agreement. Due to this and other factors, we have adjusted the carrying value of our investment in Ziglu to zero as of December 31, 2022.
Market-Based RSUs Cancellation
In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares. We expect to recognize approximately $485 million SBC expense related to the cancellation during the first quarter of 2023. We will no longer be required to recognize any further SBC expense associated with these awards over future fiscal quarters upon the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, issued an audit report on the Company's internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report:

1.The following consolidated financial statements of Robinhood Markets Inc. and subsidiaries are filed as part of this Annual Report under Part II, Item 8:
•Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:
All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report.

3.    Exhibits:
The information required by this Item is set forth in the Exhibit Index that precedes the signature page of this Annual Report.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022 (our “Bylaws”)	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
4.3	Description of Robinhood Securities Registered Under Section 12 of the Exchange Act	10-K	2022-02-24	4.3
10.1(a)	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of its directors and executive officers (other than VC Fund Affiliated Directors)	S-1/A	2021-07-19	10.1
10.1(b)	Form of Indemnification Agreement (VC Fund-Affiliated Directors)	10-Q	2022-05-06	10.1
10.2	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of Jan Hammer and Scott Sandell	S-1/A	2021-07-19	10.2
10.3†	Underwriting Agreement, dated July 28, 2021, between Robinhood Markets, Inc., as the issuer, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	10-Q	2021-08-18	10.3
10.4†	Credit Agreement, dated as of April 16, 2021, by and among Robinhood Securities, LLC, the lenders thereto, JPMorgan Chase Bank N.A. as administrative agent, joint bookrunner and joint lead arranger, BMO Harris Bank N.A., as syndication agent, and BMO Capital Markets Corp. as joint bookrunner and joint lead arranger	S-1	2021-07-01	10.14
10.5+	Offer Letter between Robinhood Markets, Inc. and Jason Warnick, dated November 8, 2018	S-1	2021-07-01	10.6
10.6†+	Offer Letter between Robinhood Markets, Inc. and Daniel Gallagher, as amended and restated on December 15, 2020	S-1	2021-07-01	10.7
10.7†+	Offer Letter between Robinhood Markets, Inc. and Paula Loop, dated May 14, 2021	S-1	2021-07-01	10.8
10.8†+	Offer Letter between Robinhood Markets, Inc. and Jonathan Rubinstein, dated May 14, 2021	S-1	2021-07-01	10.9

10.9†+	Offer Letter between Robinhood Markets, Inc. and Robert Zoellick, dated May 14, 2021	S-1	2021-07-01	10.10
10.10	Exchange Agreement, dated July 26, 2021 between Robinhood Markets, Inc. Baiju Bhatt, Vladimir Tenev, and certain of his related entities	10-Q	2021-08-18	10.8
10.11	Form of Equity Exchange Right Agreement, entered into on July 26, 2021 between Robinhood Markets, Inc. and, separately, (a) Baiju Bhatt and (b) Vladimir Tenev	S-1/A	2021-07-19	10.13
10.12(a)	Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2021-08-18	10.10
10.12(b)	Joinder Agreement, dated December 13, 2021 by Bhatt Family LLC, becoming party to the Voting Agreement, dated July 26, 2021, among Robinhood Markets. Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2022-05-06	10.2
10.13(a)†+	Robinhood Markets, Inc. 2020 Equity Incentive Plan, as amended on June 18, 2020 and form grant notices and award agreements thereunder	S-1	2021-07-01	10.2
10.13(b)+	Second Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated March 10, 2021	S-1	2021-07-01	10.4
10.13(c)+	Third Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated May 26, 2021	S-1	2021-07-01	10.5
10.13(d)+	Form of 2021 Market-Based RSU Award, dated May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.17
10.13(e)+	Form of RSU Agreement for Non-Employee Directors (including the Notice of Grant) under the 2020 Plan	S-1	2021-07-01	10.18
10.14(a)†+	Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan and form grant notices and award agreements thereunder	S-1	2021-07-01	10.3
10.14(b)+	Form of Notice of Time-Based Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan for Vladimir Tenev and Baiju Bhatt	S-1	2021-07-01	10.15
10.14(c)+	Form of 2019 Market-Based RSU Award, as amended and restated on May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.16
10.15(a)+	Robinhood Markets, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”)	S-8	2021-07-29	99.1
10.15(b)+	Form of Restricted Stock Unit Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-Q	2021-08-18	10.16

10.15(c)+	Form of Fully Vested Stock Award Agreement for Non-Employee Directors (including the Notice of Grant) under the 2021 Plan	10-Q	2021-08-18	10.17
10.15(d)+	Form of Option Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-K	2022-02-24	10.15(d)
10.16(a)+	Robinhood Markets, Inc. 2021 Employee Share Purchase Plan (the “ESPP”)	S-8	2021-07-29	99.2
10.16(b)+	Forms of ESPP Subscription Agreement and Notice of Withdrawal	10-Q	2021-08-18	10.19
10.17+	Robinhood Markets, Inc. Change in Control and Severance Plan for Key Employees	S-1/A	2021-07-19	10.22
10.18+	Offer Letter between Robinhood Markets, Inc. and Gretchen Howard, dated November 16, 2018	10-Q	2022-05-06	10.3
10.19(a)+	Offer Letter between Robinhood Markets, Inc. and Aparna Chennapragada, dated February 18, 2021	10-Q	2022-05-06	10.4
10.19(b)+	Separation Agreement between Robinhood Markets, Inc. and Aparna Chennapragada, dated August 1, 2022	10-Q	2022-11-03	10.1
10.20(a)+	Offer Letter between Robinhood Markets, Inc. and Christina Smedley, dated July 4, 2020	10-Q	2022-05-06	10.5.1
10.21(b)+	Separation Agreement between Robinhood Markets., Inc. and Christina Smedley, dated August 21, 2021	10-Q	2022-05-06	10.5.2
10.22+	Form of Stock Option Agreement for Employees and Non-Employee Directors (including Notices of Grant) under the Robinhood Markets, Inc. 2021 Omnibus Incentive Plan	10-Q	2022-05-06	10.6
10.23	Amended and Restated Credit Agreement, dated as of April 11, 2022, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2022-04-14	10.1
21.1	Subsidiaries of Robinhood Markets, Inc.				X
23.1	Consent of Ernst & Young LLP				X
24.1	Power of Attorney (included in signature pages hereto)				X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	iXBRL Taxonomy Extension Schema Document	X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (contained in Exhibit 101)	X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on February 27, 2023.

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

	Signature	Title	Date
By:	/s/ Vladimir Tenev	Co-Founder, Chief Executive Officer and President and Director	February 27, 2023
Vladimir Tenev
By:	/s/ Jason Warnick	Chief Financial Officer	February 27, 2023
	Jason Warnick	(Principal Financial Officer and Principal Accounting Officer)
By:	/s/ Baiju Bhatt	Director	February 27, 2023
Baiju Bhatt
By:	/s/ Paula Loop	Director	February 27, 2023
Paula Loop
By:	/s/ Jonathan Rubinstein	Director	February 27, 2023
Jonathan Rubinstein
By:	/s/ Meyer Malka	Director	February 27, 2023
Meyer Malka
By:	/s/ Robert Zoellick	Director	February 27, 2023
Robert Zoellick
By:	/s/ Dara Treseder	Director	February 27, 2023
Dara Treseder
By:	/s/ Frances Frei	Director	February 27, 2023
Frances Frei