Form 10-Q
period 2023-03-31
Robinhood Markets, Inc.
filed 2023-05-10
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2023, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 775,510,054 and 127,445,988.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Robinhood Markets, Inc (together with its subsidiaries, “we”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:
•our expectations regarding legal and regulatory proceedings and investigations;
•our intent to expand our operations outside of the United States and our goal to offer brokerage services in the U.K. by the end of 2023;

•our expectations for no credit losses for our held-to-maturity investments that are obligations of states and political subdivisions and securities issued by U.S. government sponsored agencies;

•our belief that, based on our current level of operations, our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months; and
•our belief that the 2021 Founders Award Cancellation (defined below) will lower our operating expenses by up to $50 million per quarter starting in the second quarter of 2023.
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
Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Quarterly Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Quarterly Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Quarterly Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Quarterly Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.
We use the "Overview" tab of our Investor Relations website (accessible at investors.robinhood.com/overview) and its blog, Under the Hood (accessible at blog.robinhood.com), as means of disclosing information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (“Reg. FD”). Investors should routinely monitor those web pages, in addition to our press releases, SEC filings, and public conference calls and webcasts, as information posted on them could be deemed to be material information. The contents of our websites are not intended to be incorporated by reference into this Quarterly Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)

	December 31,	March 31,
(in millions, except share and per share data)	2022	2023
Assets
Current assets:
Cash and cash equivalents	$6,339	$5,459
Cash segregated under federal and other regulations	2,995	4,213
Receivables from brokers, dealers, and clearing organizations	76	112
Receivables from users, net	3,218	3,152
Securities borrowed	517	844
Deposits with clearing organizations	186	247
Asset related to user cryptocurrencies safeguarding obligation	8,431	11,489
User-held fractional shares	997	1,217
Held-to-maturity investments	—	290
Prepaid expenses	86	90
Other current assets	72	75
Total current assets	22,917	27,188
Property, software, and equipment, net	146	137
Goodwill	100	100
Intangible assets, net	25	23
Non-current held-to-maturity investments	—	195
Non-current prepaid expenses	17	11
Other non-current assets	132	131
Total assets	$23,337	$27,785
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$185	$203
Payables to users	4,701	4,986
Securities loaned	1,834	2,609
User cryptocurrencies safeguarding obligation	8,431	11,489
Fractional shares repurchase obligation	997	1,217
Other current liabilities	105	113
Total current liabilities	16,253	20,617
Other non-current liabilities	128	122
Total liabilities	16,381	20,739
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and March 31, 2023.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,888,917 shares issued and outstanding as of December 31, 2022; 21,000,000,000 shares authorized, 772,702,942 shares issued and outstanding as of March 31, 2023.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized; 127,862,654 shares issued and outstanding as of December 31, 2022; 700,000,000 shares authorized, 127,538,580 shares issued and outstanding as of March 31, 2023.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and March 31, 2023.	—	—
Additional paid-in capital	11,861	12,462
Accumulated deficit	(4,905)	(5,416)
Total stockholders’ equity	6,956	7,046
Total liabilities and stockholders’ equity	$23,337	$27,785
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2022	2023
Revenues:
Transaction-based revenues	$218	$207
Net interest revenues	55	208
Other revenues	26	26
Total net revenues	299	441

Operating expenses:
Brokerage and transaction	31	36
Technology and development	268	199
Operations	91	42
Marketing	32	26
General and administrative	268	647
Total operating expenses	690	950

Loss before income taxes	(391)	(509)
Provision for income taxes	1	2
Net loss	$(392)	$(511)
Net loss attributable to common stockholders:
Basic	$(392)	$(511)
Diluted	$(392)	$(511)
Net loss per share attributable to common stockholders:
Basic	$(0.45)	$(0.57)
Diluted	$(0.45)	$(0.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	867,769,168	896,924,695
Diluted	867,769,168	896,924,695
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2023
Net loss	$(392)	$(511)
Foreign currency translation	(1)	—
Total other comprehensive loss, net of tax	(1)	—
Total comprehensive loss	$(393)	$(511)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2023
Operating activities:
Net loss	$(392)	$(511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12	20
Provision for credit losses	8	9
Share-based compensation	220	598
Other	—	5
Changes in operating assets and liabilities:
Receivables from brokers, dealers, and clearing organizations	(36)	(36)
Receivables from users, net	1,417	57
Securities borrowed	—	(327)
Deposits with clearing organizations	34	(61)
Current and non-current prepaid expenses	26	2
Other current and non-current assets	(24)	(8)
Accounts payable and accrued expenses	(2)	18
Payables to users	673	285
Securities loaned	(1,500)	775
Other current and non-current liabilities	1	2
Net cash provided by operating activities	437	828
Investing activities:
Purchase of property, software, and equipment	(13)	—
Capitalization of internally developed software	(8)	(5)
Purchase of available-for-sale investments	(14)	—
Proceeds from maturities of available-for-sale investments	1	9
Purchase of held-to-maturity investments	—	(485)
Net cash used in investing activities	(34)	(481)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3)	(2)
Payments of debt issuance costs	—	(10)
Draws on credit facilities	11	—
Repayments on credit facilities	(11)	—
Proceeds from exercise of stock options, net of repurchases	3	1
Net cash provided by (used in) financing activities	—	(11)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase in cash, cash equivalents, segregated cash and restricted cash	403	336
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	10,270	9,357
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$10,673	$9,693
Cash and cash equivalents, end of the period	$6,191	$5,459
Segregated cash, end of the period	4,458	4,213
Restricted cash (current and non-current), end of the period	24	21
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$10,673	$9,693
Supplemental disclosures:
Cash paid for interest	$3	$3
Cash paid for income taxes, net of refund received	$1	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock				Additional paid-in capital		Accumulated other comprehensive income		Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares		Amount
Balance as of December 31, 2021	863,912,613		$—		$11,169		$1		$(3,877)	$7,293
Net loss	—		—		—		—		(392)	(392)
Shares issued in connection with stock option exercise, net of repurchases	1,438,358		—		4		—		—	4
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	4,457,038		—		(3)		—		—	(3)
Change in other comprehensive income	—		—		—		(1)		—	(1)
Share-based compensation	—	0	—	0	230	0	—	0	—	230
Balance as of March 31, 2022	869,808,009		$—		$11,400		$—		$(4,269)	$7,131

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(511)	(511)
Shares issued in connection with stock option exercise, net of repurchases	502,862	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	6,987,089	—	(2)	—	—	(2)
Share-based compensation	—	—	602	—	—	602
Balance as of March 31, 2023	900,241,522	$—	$12,462	$—	$(5,416)	$7,046
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
•Robinhood Crypto, LLC (“RHC”), which provides users the ability to buy, sell, and transfer cryptocurrencies and is responsible for the custody of user cryptocurrencies held on our platform; and
•Robinhood Money, LLC (“RHY”), which offers a pre-paid debit card (the “Robinhood Cash Card”) and a spending account that help customers invest, save, and earn rewards.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platform, including those that collateralize margin loans, and, as a result, such securities are not presented on our unaudited condensed consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platform (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans), and we recognize a liability to reflect our safeguarding obligation along with a corresponding asset on our balance sheet related to the cryptocurrencies we hold in custody for users.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion, include all adjustments, including normal recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2023 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
There have been no material changes in our significant accounting policies as described in our audited consolidated financial statements included in our 2022 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of RHM and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain prior-period amounts have been reclassified to conform to the current period’s presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements and had no impact on previously reported total assets, total liabilities and net loss.
During the three months ended March 31, 2023, we reorganized our management reporting structure from a single entity-level reporting unit into four reporting units. As a result, we performed a goodwill impairment assessment immediately before and after the reorganization. This quantitative assessment did not result in impairment, considering the fair value of each reporting unit significantly exceeded the corresponding carrying amount of net assets. We continue to operate and report financial information in one operating segment.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include, but are not limited to, those related to revenue recognition and share-based compensation, the determination of allowances for credit losses, valuation of user cryptocurrencies safeguarding obligation and corresponding asset, investment valuation, capitalization of internally developed software, useful lives of property, software, and equipment, valuation and useful lives of intangible assets, incremental borrowing rate used to calculate operating lease right-of-use assets and related liabilities, impairment of long-lived assets, uncertain tax positions, income taxes, accrued and contingent liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended March 31,
	2022	2023
Market maker:
Citadel Securities, LLC	22%	13%
Entities affiliated with Susquehanna International Group, LLP(1)	12%	5%
Entities affiliated with Wolverine Holdings, L.P.(2)	10%	5%
All others individually less than 10%	28%	22%
Total as percentage of total revenue:	72%	45%
________________
(1)Consists of Global Execution Brokers, LP and G1X Execution Services, LLC
(2)Consists of Wolverine Execution Services, LLC and Wolverine Securities, LLC

Concentrations of Credit Risk
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
In March 2023, certain U.S. banks failed and were taken over by the U.S. Federal Deposit Insurance Corporation (“FDIC”). Our exposure to impacted U.S. banks is immaterial as of March 31, 2023. However, we have taken steps to help ensure that the loss of all or a significant portion of any uninsured amount would not have an adverse effect on our ability to pay our operational expenses or make other payments.
Investments
We invest in marketable debt securities and determine the classification at the time of purchase.
Available-for-sale investments are recorded at fair value. We have elected the fair value option for our available-for-sale investments as we believe carrying these investments at fair value and taking changes in fair value through earnings best reflects their underlying economics. Fair value adjustments are presented in other expense (income), net and interest earned on the debt securities as net interest revenues in our unaudited condensed consolidated statements of operations.
Held-to-maturity investments are securities that we have both the ability and positive intent to hold until maturity and are recorded at amortized cost. Interest income is calculated using the effective interest method, adjusted for deferred fees or costs, premium, or discount existing at the date of purchase. Interest earned is included in interest revenues, net in our unaudited condensed consolidated statements of operations. We evaluate held-to-maturity investment for credit losses on a quarterly basis. We do not expect credit losses for our held-to-maturity investments that are obligations of states and political subdivisions and securities issued by U.S. government sponsored agencies. We monitor remaining securities by type and standard credit rating. There was no reserve for credit losses as of March 31, 2023.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that are material to us as of March 31, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no new accounting pronouncements that we have not yet adopted that are material to us as of March 31, 2023.

NOTE 3: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended March 31,
(in millions)	2022	2023
Transaction-based revenues:
Options	$127	$133
Cryptocurrencies	54	38
Equities	36	27
Other	1	9
Total transaction-based revenues	218	207

Net interest revenues:
Interest on corporate cash and investments	1	68
Margin interest	35	53
Interest on segregated cash and cash equivalents and deposits	1	45
Securities lending, net	24	26
Cash sweep	—	22
Interest expenses related to credit facilities	(6)	(6)
Total net interest revenues	55	208

Other revenues	26	26

Total net revenues	$299	$441
For our fully-paid securities lending program under which we borrow fully-paid shares from participating users and lend them to third parties (“Fully-Paid Securities Lending”), we earn revenue for lending certain securities based on demand for those securities and portions of such revenues are paid to participating users, and those payments are recorded as interest expense. For the three months ended March 31, 2023, such interest revenue earned was $10 million and such interest expenses paid to participating users was $2 million. As the program was launched in the second quarter of 2022, no such interest revenue earned or expenses incurred for the three months ended March 31, 2022.
Contract Balances
Contract receivables are recognized when we have an unconditional right to invoice and receive payment under a contract and are derecognized when cash is received. Transaction-based revenue receivables due from market makers are reported in receivables from brokers, dealers, and clearing organizations while other revenue receivables related to proxy revenues due from issuers are reported in other current assets on the unaudited condensed consolidated balance sheets.
Contract liabilities, which consist of unearned subscription revenue, are recognized when users remit cash payments in advance of the time we satisfy our performance obligations and are recorded as other current liabilities on the unaudited condensed consolidated balance sheets.

The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2023	$60	$3
End of period, March 31, 2023	85	3
Changes during the period	$25	$—
The difference between the opening and ending balances of our contract receivables primarily results from increased revenues and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liability balances in the three months ended March 31, 2023.
NOTE 4: ALLOWANCE FOR CREDIT LOSSES
Substantially all of the allowance for credit losses relate to unsecured balances of receivables from users due to Fraudulent Deposit Transactions and losses on margin lending. Fraudulent Deposit Transactions occur when users initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount. The following table summarizes the allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2022	2023
Beginning balance	$40	$18
Provision for credit losses	8	9
Write-offs	(28)	(7)
Ending balance	$20	$20
NOTE 5: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
At December 31, 2022 and March 31, 2023, our available-for-sale investments which are included in other current assets on the unaudited condensed consolidated balance sheets were $10 million and $1 million, with no significant unrealized gains or losses. Refer to Fair Value of Instruments below for further details. As of December 31, 2022 and March 31, 2023, all of our available-for-sale investments had a stated contractual maturity or redemption date within one year.

Held-to-maturity
We had no held-to-maturity investments as of December 31, 2022. The following table summarizes our held-to-maturity investments as of March 31, 2023:

	March 31, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$250	$—	$—	$(1)	$249
U.S. Treasury securities	112	—	—	—	112
Commercial paper	49	—	—	—	49
Certificates of deposit	47	—	—	—	47
U.S. government agency securities	27	—	—	—	27
Total held-to-maturity investments	$485	$—	$—	$(1)	$484
There were no sales of held-to-maturity investments for the three months ended March 31, 2023.
The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity and the maximum maturity per security is two years:

	March 31, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$80	$170	$250
U.S. Treasury securities	91	21	112
Commercial paper	49	—	49
Certificates of deposit	47	—	47
U.S. government agency securities	23	4	27
Total held-to-maturity investments	$290	$195	$485
Fair value
Debt securities:
Corporate debt securities	$80	$169	$249
U.S. Treasury securities	91	21	112
Commercial paper	49	—	49
Certificates of deposit	47	—	47
U.S. government agency securities	23	4	27
Total held-to-maturity investments	$290	$194	$484

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$735	$—	$—	$735
Other current assets:
Available-for-sale investments:
Commercial paper	—	5	—	5
Government bonds	3	—	—	3
Corporate bonds	—	2	—	2
Equity securities - securities owned	8	—	—	8
Asset related to user cryptocurrencies safeguarding obligation	—	8,431	—	8,431
User-held fractional shares	997	—	—	997
Total financial assets	$1,743	$8,438	$—	$10,181

Liabilities
User cryptocurrencies safeguarding obligation	$—	$8,431	$—	$8,431
Fractional share repurchase obligations	997	—	—	997
Total financial liabilities	$997	$8,431	$—	$9,428

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$45	$—	$—	$45
Commercial paper	—	2	—	2
Corporate debt securities	—	2	—	2
Other current assets:
Equity securities - securities owned	9	—	—	9
Available-for-sale investments:
Corporate bonds	—	1	—	1
Asset related to user cryptocurrencies safeguarding obligation	—	11,489	—	11,489
User-held fractional shares	1,217	—	—	1,217
Total financial assets	$1,271	$11,494	$—	$12,765

Liabilities
User cryptocurrencies safeguarding obligation	$—	$11,489	$—	$11,489
Fractional share repurchase obligations	1,217	—	—	1,217
Total financial liabilities	$1,217	$11,489	$—	$12,706
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$249	$—	$249
U.S. Treasury securities	112	—	—	112
Commercial Paper	—	49	—	49
Certificates of deposit	—	47	—	47
U.S. government agency securities	—	27	—	27
Total financial assets	$112	$372	$—	$484
The fair values used for held-to-maturity investments are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, relevant yield curves, credit spreads and prices from market makers and live trading systems. Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided.
During the three months ended March 31, 2023, we did not have any transfers in or out of Level 3 assets or liabilities.

Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

	December 31,	March 31,
(in millions)	2022	2023
Bitcoin (BTC)	$2,327	$3,887
Ethereum (ETH)	2,341	3,292
Dogecoin (DOGE)	2,802	3,017
Other	961	1,293
Total user cryptocurrencies safeguarding obligation and corresponding asset	$8,431	$11,489
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2022 and March 31, 2023.
NOTE 6: INCOME TAXES

	Three Months Ended March 31,
(in millions, except percentages)	2022	2023
Loss before income taxes	$(391)	$(509)
Provision for income taxes	1	2
Effective tax rate	(0.3)%	(0.5)%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three months ended March 31, 2022 and March 31, 2023 the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended March 31, 2023, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized.
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

Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross in our unaudited condensed consolidated balance sheets.
The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2022 and March 31, 2023:

	December 31,	March 31,
(in millions)	2022	2023
Assets	Securities borrowed
Gross amount of securities borrowed	$517	$844
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	517	844
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	517	844
Security collateral received	(509)	(846)
Net amount	$8	$(2)

Liabilities	Securities loaned
Gross amount of securities loaned	$1,834	$2,609
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	1,834	2,609
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	1,834	2,609
Security collateral pledged	(1,629)	(2,368)
Net amount	$205	$241

We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2022 and March 31, 2023, we were permitted to re-pledge securities with a fair value of $4.36 billion for both periods under margin account agreements with users, and securities with a fair value of $18.4 million and $1.0 million that we had borrowed under master securities loan agreements (“MSLAs”) with third parties. Under the Fully-Paid Securities Lending program, as of March 31, 2023, we were permitted to re-pledge securities with a fair value of $6.34 billion including securities with a fair value of $845.0 million that we had borrowed from users.
As of December 31, 2022 and March 31, 2023, we had re-pledged securities with a fair value of $1.63 billion and $2.37 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2022 and March 31, 2023, we had re-pledged $231.2 million and $430.7 million of the permitted amounts under the Margin Securities Lending program with clearing organizations to meet deposit requirements.

NOTE 8: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
October 2019 Credit Facility
In October 2019, we entered into a $200 million committed and unsecured revolving line of credit with a syndicate of banks maturing in October 2023 (the “October 2019 Credit Facility”). The October 2019 Credit Facility was subsequently amended to, among other things, increase the aggregate committed and unsecured revolving line of credit amount to $625 million with a maturity date of October 29, 2024 and change the applicable interest rates. Refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2022 Form 10-K for more information.
April 2023 Credit Agreement
On March 24, 2023, RHS, our wholly-owned subsidiary, entered into the Second Amended and Restated Credit Agreement (the “April 2023 Credit Agreement”) among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the $2.275 billion 364-day senior secured revolving credit facility entered into in April 2022 (Refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2022 Form 10-K for more information).
The April 2023 Credit Agreement provides for a 364-day senior secured revolving credit facility with a total commitment of $2.175 billion. Under circumstances described in the April 2023 Credit Agreement, the aggregate commitments may be increased by up to $1.0875 billion, for a total commitment under the April 2023 Credit Agreement of $3.2625 billion. Borrowings under the credit facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof. Tranche A loans are secured by users’ securities purchased on margin and are used primarily to finance margin loans. Tranche B loans are secured by the right to the return from National Securities Clearing Corporation (“NSCC”) of NSCC margin deposits and cash and property in a designated collateral account and used for the purpose of satisfying NSCC deposit requirements. Tranche C loans are secured by the right to the return of eligible funds from any reserve account of the borrower and cash and property in a designated collateral account and used for the purpose of satisfying reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Borrowings under the April 2023 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple Secured Overnight Financing Rate ("SOFR") plus 0.10%, (ii) the Federal Funds Effective Rate (as defined in the April 2023 Credit Agreement) and (iii) the Overnight Bank Funding Rate (as defined in the April 2023 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.50%.
The April 2023 Credit Agreement requires RHS to maintain a minimum consolidated tangible net worth and a minimum excess net capital, and subjects RHS to a specified limit on minimum net capital to aggregate debit items. In addition, the April 2023 Credit Agreement contains certain customary affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. Amounts due under the April 2023 Credit Agreement may be accelerated upon an “event of default,” as defined in the April 2023 Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods.
As of December 31, 2022 and March 31, 2023, there were no borrowings outstanding under our revolving credit facilities.

We were in compliance with all covenants, as applicable, under our revolving credit facilities as of December 31, 2022 and March 31, 2023.

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
NOTE 9: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of March 31, 2023, no terms of the preferred stock were designated, and no shares of preferred stock were outstanding.
Common Stock
We have three authorized classes of common stock: Class A, Class B, and Class C. Holders of our Class A common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, holders of our Class B common stock are entitled to 10 votes per share on all matters to be voted upon by our stockholders and, except as otherwise required by applicable law, holders of our Class C common stock are not entitled to vote on any matter to be voted upon by our stockholders. The holders of our Class A common stock and Class B common stock vote together as a single class, unless otherwise required by our Amended and Restated Certificate of Incorporation (our "Charter") or applicable law.
Warrants
As of March 31, 2023, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of March 31, 2023, the warrants have not been exercised and are included as a component of additional paid in capital on the unaudited condensed consolidated balance sheets.
Equity Incentive Plans
Amended and Restated 2013 Stock Plan and 2020 Equity Incentive Plan
Our Amended and Restated 2013 Stock Plan, as amended (the “2013 Plan”), and our 2020 Equity Incentive Plan, as amended (the “2020 Plan”), provided for share-based awards to eligible participants, granted as incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock units ("RSUs"), stock appreciation rights (“SARs”) or restricted stock awards (“RSAs”). Our 2013 Plan was terminated in connection with adoption of our 2020 Plan, and our 2020 Plan was terminated in connection with the adoption of our 2021 Omnibus Incentive Plan (the "2021 Plan") but any awards outstanding under our 2013 Plan and 2020 Plan remain in effect in accordance with their terms. Any shares that were or otherwise would become available for grant under the 2013 Plan or 2020 Plan will be available for grant under the 2021 Plan. No new awards may be granted under our 2013 Plan or 2020 Plan.

2021 Omnibus Incentive Plan
Our 2021 Plan became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs and NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards.
As of March 31, 2023, an aggregate of 405 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 106 million shares had been issued under the plans, 101 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 198 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the three months ended March 31, 2023, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	56,116,782	$18.55
Granted	19,251,484	9.72
Vested	(7,078,184)	15.53
Forfeited	(4,700,651)	17.24
Unvested at March 31, 2023	63,589,431	$17.33
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares (the “2021 Founders Award Cancellation”). We recognized $485 million share-based compensation (“SBC”) expense related to the cancellation during the three months ended March 31, 2023, which was included in the general and administrative expense in our unaudited condensed statement of operations. No further expense associated with these awards were recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
The following table summarizes the activity related to our Market-Based RSUs for the three months ended March 31, 2023:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	806,858	57,650,926	58,457,784	$23.67
Granted	—	—	—
Vested	(115,266)	—	(115,266)	2.34
Cancelled	—	(35,520,000)	(35,520,000)	22.68
Unvested at March 31, 2023	691,592	22,130,926	22,822,518	$25.32
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.

Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2022	2023
Brokerage and transaction	$1	$2
Technology and development	82	54
Operations	4	2
Marketing	5	1
General and administrative	128	539
Total(1)	$220	$598
________________
(1) For the three months ended March 31, 2023 and 2022, SBC expense primarily consisted of $528 million and $84 million related to Market-Based RSUs and $67 million and $130 million related to Time-Based RSUs.
We capitalized SBC expense related to internally developed software of $4 million and $10 million during the three months ended March 31, 2023 and March 31, 2022, respectively.
As of March 31, 2023, there was $0.7 billion of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table presents the calculation of basic and diluted loss per share:

(in millions, except share and per share data)	Three Months Ended March 31,
	2022	2023
Net loss	$(392)	$(511)
Net loss attributable to common stockholders	$(392)	$(511)

Weighted-average common shares outstanding - basic	867,769,168	896,924,695
Dilutive effect of stock options and unvested shares	—	—
Weighted-average common shares used to compute diluted loss per share	867,769,168	896,924,695

Net loss per share attributable to common stockholders:
Basic	$(0.45)	$(0.57)
Diluted	$(0.45)	$(0.57)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2022	2023
Time-Based RSUs	77,721,705	63,632,646
Market-Based RSUs	58,803,580	22,822,518
Stock options	17,486,667	14,540,171
Early-exercised stock options	7,362	—
Warrants	14,278,034	14,278,034
ESPP shares	634,603	1,070,783
Total anti-dilutive securities	168,931,951	116,344,152
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
For the three months ended March 31, 2023, we did not have any material related party transactions.
NOTE 12: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park, CA and our office in New York City, NY. We do not have any finance leases.

Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	March 31,
(in millions)	Classification	2022	2023
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$92	$87

Lease liabilities:
Current operating lease liabilities	Other current liabilities	21	23
Non-current operating lease liabilities	Other non-current liabilities	127	120
Total lease liabilities		$148	$143
Cash flows related to leases were as follows:

	Three Months Ended March 31,
(in millions)	2022	2023
Operating cash flows:
Payments for operating lease liabilities	$3	$7
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$32	$—
NOTE 13: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $85 million as of December 31, 2022 and $88 million as of March 31, 2023. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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

With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of March 31, 2023 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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
March 2020 Outages
A consolidated putative class action lawsuit relating to the service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (“March 2020 Outages”) is pending in the United States District Court for the Northern District of California. The lawsuit generally alleges that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and we failed to implement appropriate backup systems. The lawsuit includes, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuit generally seeks damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. In May 2022, the parties notified the court that they had reached an agreement in principle resolving this action. The settlement agreement has been preliminarily approved by the court.
In addition, in September 2021, approximately 400 jointly-represented customers initiated an arbitration of individual claims against us arising out of the March 2020 Outages and other alleged system outages. The parties have reached an agreement to resolve this matter.
State Regulatory Matters
Certain state regulatory authorities have conducted investigations regarding RHF’s options trading and related customer communications and displays, options and margin trading approval process, the March 2020 Outages, and customer support prior to June 2020. RHF reached settlements with several state regulators including the Alabama Securities Commission, the California Department of Financial Protection and Innovation, the Colorado Division of Securities, the Delaware Department of Justice - Investor Protection Unit, the New Jersey Bureau of Securities, the South Dakota Division of Insurance,

and the Texas State Securities Board, under which we have agreed to pay a monetary penalty of $200,000 per state. RHF anticipates additional potential state settlements as part of a multi-state settlement related to these issues totaling up to approximately $10 million. The Financial Industry Regulatory Authority (“FINRA”) previously conducted an investigation and reached a settlement with RHF regarding many of these issues.
Brokerage Enforcement Matters
FINRA Enforcement staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility, the Over-the-Counter Reporting Facility, the Order Audit Trail System, and the Consolidated Audit Trail; RHS’s reporting of accounts holding significant options positions to the Large Option Position Report system; processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer System; responses to Electronic Blue Sheets requests from FINRA; the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmo Health, Inc, in December 2022 (the “Q4 2022 Processing Error”); RHF’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; collaring the prices of certain trade orders; and RHS’ compliance with best execution obligations. We are cooperating with these investigations.

RHS has received requests from the SEC Division of Enforcement regarding its compliance with Regulation SHO’s trade reporting and other requirements in connection with securities lending, fractional share trading, and the Q4 2022 Processing Error, and previously received similar requests from FINRA examinations staff. RHS and RHF have also received requests from the SEC Division of Enforcement and FINRA Enforcement staff related to the Firms’ compliance with recordkeeping requirements, including requests regarding off-channel communications. We are cooperating with these investigations.

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
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. The MSD is appealing the ruling and it is scheduled to be heard by the Massachusetts Supreme Judicial Court in May 2023. A hearing on the two remaining counts alleged by the MSD in its amended administrative complaint has been continued pending resolution of the appeal.
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
A number of individual and putative class actions related to the Early 2021 Trading Restrictions were filed against RHM, RHF, and RHS, among others, in various federal and state courts. In April 2021, the Judicial Panel on Multidistrict Litigation entered an order centralizing the federal cases identified in a motion to transfer and coordinate or consolidate the actions filed in connection with the Early 2021 Trading Restrictions in the United States District Court for the Southern District of Florida. The court subsequently divided plaintiffs’ claims against Robinhood into three tranches: federal antitrust claims, federal securities law claims, and state law claims. In July 2021, plaintiffs filed consolidated complaints seeking monetary damages in connection with the federal antitrust and state law tranches. The federal antitrust complaint asserted one violation of Section 1 of the Sherman Act; the state law complaint asserted negligence and breach of fiduciary duty claims. In August 2021, we moved to dismiss both of these complaints.

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
RHM, RHF, RHS, and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice ("DOJ”), Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev's cell phone. There have been several inquiries based on specific customer complaints. We have also received requests from the SEC Division of Enforcement and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include requests related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations. FINRA Enforcement has also requested information about policies, procedures, and supervision related to employee trading generally.
In January 2023, approximately 4,700 jointly represented customers filed a statement of claim with FINRA to initiate arbitration of individual claims against RHF and RHS arising out of the Early 2021 Trading Restrictions.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s initial public offering (“IPO”) offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint.
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
In August 2022, a shareholder sent a letter to the RHM board of directors demanding, among other things, that the board of directors pursue causes of action on behalf of the Company related to allegations of misconduct in connection with the Early 2021 Trading Restrictions, Robinhood’s IPO offering documents, and the data security incident we experienced in November 2021 when an unauthorized third-party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”). The Board has formed a Demand Review Committee that is reviewing the demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Form 10-K. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three months ended March 31, 2022 and 2023 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
We refer to our “users” and our “customers” interchangeably throughout this Quarterly Report to refer to individuals who hold accounts on our platform.
Glossary Terms
•Automated Customer Account Transfer Service (“ACATS”): A system that automates and standardizes procedures for the transfer of assets in a customer account from one brokerage firm and/or bank to another.
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
•Daily Average Revenue Trades (“DARTs”): We define DARTs for any asset class as the total number of revenue generating trades for such asset class executed during a given period divided by the number of trading days for such asset class in that period.

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
•Options Contracts Traded: We define Options Contracts Traded as the total number of options contracts bought or sold over a specified period of time. Each contract generally entitles the holder to trade 100 shares of the underlying stock.
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
Key Performance Metrics
•Net Cumulative Funded Accounts (“NCFA”): We define Net Cumulative Funded Accounts as New Funded Accounts less Churned Accounts plus Resurrected Accounts.
•Monthly Active Users (“MAU”): We define MAUs as the number of unique Robinhood Accounts who meet one of the following criteria at any point during a specified calendar month: a) executes a debit card transaction, b) transitions between two different screens on a mobile device while logged into their Robinhood Account or c) loads a page in a web browser while logged into their Robinhood Account. A user need not satisfy these conditions on a recurring monthly basis or have a funded account to be included in MAU. MAU figures in this Quarterly Report reflect MAU for the last month of the relevant period presented. We utilize MAU to measure how many customers interact with our products and services during a given month. MAU does not measure the frequency or duration of the interaction, but we consider it a useful indicator for engagement. Additionally, MAUs are positively correlated with, but are not indicative of, the performance of revenue and other key performance indicators.
•Assets Under Custody (“AUC”): We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in AUC in any given period.
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers received from customers, net of reversals, customer cash withdrawals, and other assets transferred out of our platform (assets transferred in or out include debit card transactions, ACATS transfers, and custodial crypto wallet transfers) for a stated period.

•Growth Rate and Annualized Growth Rate with respect to Net Deposits: When used with respect to Net Deposits, "growth rate" and "annualized growth rate" provide information about Net Deposits relative to total AUC. "Growth rate" is calculated as aggregate Net Deposits over a specified 12 month period, divided by AUC for the fiscal quarter that immediately precedes such 12 month period. "Annualized growth rate" is calculated as Net Deposits for a specified quarter multiplied by 4 and divided by AUC for the immediately preceding quarter.
•Average Revenue Per User (“ARPU”): We define ARPU as total revenue for a given period divided by the average of Net Cumulative Funded Accounts on the last day of that period and the last day of the immediately preceding period.
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
Financial Results and Performance
With respect to the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:
•we generated total net revenues of $441 million compared to $299 million, for a year-over-year increase of 47%.
•we incurred a net loss of $511 million, or -$0.57 per share, compared to net loss of $392 million, or -$0.45 per share;
•operating expenses were $950 million compared to $690 million, for a year-over-year increase of 38%;

◦SBC expense totaled $598 million, of which $485 million related to the 2021 Founders Award Cancellation, compared to $220 million, for a year-over-year increase of 172%;
•our Adjusted EBITDA (non-GAAP) was positive $115 million compared to negative $143 million, for year-over-year increase of $258 million;
•we had NCFA of 23.1 million compared to 22.8 million, for year-over-year growth of 1%;
•we had MAU of 11.8 million compared to 15.9 million, for a year-over-year decrease of 26%, as our customers continued to navigate the volatile market environment;
•we had AUC of $78.4 billion compared to $93.1 billion, for a year-over-year decrease of 16%, primarily due to decreasing asset values between the periods;
•Net Deposits were $4.4 billion, which translates to an annualized growth rate of 29%, compared to $5.7 billion, which translates to an annualized growth rate of 23%. Over the past twelve months, Net Deposits were $17.1 billion, which translates to a growth rate of 18% relative to AUC at March 31, 2023;
•we had ARPU of $77 compared to $53, for a year-over-year increase of 45%.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments
2021 Founders Award Cancellation
In February 2023, we cancelled the 2021 Market-Based RSUs granted to our founders of 35.5 million unvested shares. We recognized $485 million SBC expense related to the cancellation during the three months ended March 31, 2023. No further expense associated with these awards will be recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation. The 2021 Founders Award Cancellation will lower our operating expenses by up to $50 million per quarter starting in the second quarter of 2023.
2023 Banking Events
In March 2023, certain U.S. banks failed and were taken over by the FDIC. As of March 31, 2023, our exposure to impacted U.S. banks is immaterial, and we have taken steps to help ensure that the loss of all or a significant portion of any uninsured amount would not have an adverse effect on our ability to pay our operational expenses or make other payments.

Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
	2022	2023
NCFA(1) (in millions)	22.8	23.1
MAU (in millions)	15.9	11.8
AUC(2) (in billions)	$93.1	$78.4
Net Deposits (in billions)	$5.7	$4.4
ARPU (in dollars)	$53	$77
________________
(1)The following table describes the annual changes within NCFA:

	Three Months Ended March 31,
(in millions)	2022	2023
Beginning NCFA	22.7	23.0
New funded accounts	0.5	0.3
Resurrected accounts	0.1	0.1
Churned accounts	(0.5)	(0.3)
Ending NCFA	22.8	23.1
(2)The following table sets out the components of AUC by type of asset:

	Three Months Ended March 31,
(in billions)	2022	2023
Equities	$68.5	$55.3
Cryptocurrencies	19.7	11.5
Options	1.1	0.4
Cash held by users	9.2	14.2
Receivables from users	(5.4)	(3.0)
AUC	$93.1	$78.4
The following table describes the changes within AUC:

	Three Months Ended March 31,
(in billions)	2022	2023
Beginning AUC	$98.0	$62.2
Net Deposits	5.7	4.4
Net market gains (losses)	(10.6)	11.8
Ending AUC	$93.1	$78.4

Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income (loss), and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) SBC, (v) significant legal and tax settlements and reserves, and (vii) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

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
The following table presents a reconciliation of net loss, which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2022	2023
Net loss	$(392)	$(511)
Add:
Interest expenses related to credit facilities	6	6
Provision for income taxes	1	2
Depreciation and amortization	12	20
EBITDA (non-GAAP)	(373)	(483)
2021 Founders Award Cancellation	—	485
SBC excluding 2021 Founders Award Cancellation	220	113
Significant legal and tax settlements and reserves	10	—
Adjusted EBITDA (non-GAAP)	$(143)	$115

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended March 31,
	2022	2023
Revenues:
Transaction-based revenues	$218	$207
Net interest revenues	55	208
Other revenues	26	26
Total net revenues	299	441

Operating expenses:(1)
Brokerage and transaction	31	36
Technology and development	268	199
Operations	91	42
Marketing	32	26
General and administrative	268	647
Total operating expenses	690	950
Loss before income taxes	(391)	(509)
Provision for income taxes	1	2
Net loss	$(392)	$(511)
_______________
(1)Includes SBC expense as follows:

	Three Months Ended March 31,
(in millions)	2022	2023
Brokerage and transaction	$1	$2
Technology and development	82	54
Operations	4	2
Marketing	5	1
General and administrative	128	539
Total SBC expense	$220	$598

Comparison of the Three Months Ended March 31, 2022 and 2023
Revenues
Transaction-Based Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2022	2023	% Change
Transaction-based revenues
Options	$127	$133	5%
Cryptocurrencies	54	38	(30)%
Equities	36	27	(25)%
Other	1	9	800%
Total transaction-based revenues	$218	$207	(5)%
Transaction-based revenues as a % of total net revenues:
Options	42%	30%
Cryptocurrencies	18%	9%
Equities	12%	6%
Other	—%	2%
Total transaction-based revenues	72%	47%
Transaction-based revenues decreased by $11 million primarily driven by the market environment, which had a negative impact on the number of traders across all asset classes, and a decrease in Notional Trading Volumes across cryptocurrencies and equities, partially offset an increase in Options Contracts Traded.
Options Contracts Traded was up 15%, while options DARTs decreased from 0.7 million to 0.6 million and the number of users placing option trades decreased 26%. Additionally, we experienced lower option rebate rates due to reduced market volatility and the mix of ticker symbols traded as different ticker symbols pay different rebate rates.
Crypto DARTs decreased from 0.3 million to 0.2 million. Additionally, the number of users placing cryptocurrency trades decreased 38% and the average Notional Trading Volume traded per trader decreased 25%. The decrease was partially offset by a higher rebate rate from crypto market makers (increase was effective in May 2022).
Equities DARTs decreased from 1.8 million to 1.6 million. The number of users placing equity trades decreased 20% and the average Notional Trading Volume per trader increased 3%. Additionally, we experienced lower equity rebate rates due to reduced spreads in securities pricing.

Net Interest Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2022	2023	% Change
Net interest revenues:
Interest on corporate cash and investments	$1	$68	NM
Margin interest	35	53	51%
Interest on segregated cash and cash equivalents and deposits	1	45	NM
Securities lending, net	24	26	8%
Cash sweep	—	22	NM
Interest expenses related to credit facilities	(6)	(6)	—%
Total net interest revenues	$55	$208	278%
Net interest revenues as a % of total net revenues:
Margin interest	12%	12%
Securities lending, net	8%	6%
Interest on corporate cash and investments	—%	15%
Interest on segregated cash and cash equivalents and deposits	—%	10%
Cash sweep	—%	5%
Interest expenses related to credit facilities	(2)%	(1)%
Total net interest revenues	18%	47%
Net interest revenues increased by $153 million primarily due to $67 million higher interest revenues earned from corporate cash and investments, $44 million from segregated cash and cash equivalents and deposits, $22 million from cash sweep, and $18 million from margin interest. These increases were primarily driven by the higher short term interest rate environment due to the rise in the federal funds rate, which is an input to our floating margin rate calculation and impacts the interest rate we receive on investable assets. Net interest revenues from margin interest also increased due to the higher interest rate while our Margin Book balance declined year-over-year. Segregated cash and cash equivalents and deposits as well as cash sweep balances increased year-over-year, which also contributed to the higher net interest revenues.

The following table summarizes interest-earning assets, the revenue or expense generated by these assets, and their respective annualized yields (computed based on average balance over the quarter):

(in millions, except for annualized yield)	Margin Book(1)	Cash and deposits(2)	Cash sweep (off-balance sheet)(3)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities	Net interest revenue
Three Months Ended March 31, 2023
March 31, 2023	$3,117	$10,405	$8,881	$22,403
December 31, 2022	3,089	9,530	5,837	18,456
Average(4)	3,103	9,968	7,359	20,430
Revenue/(expense)	53	113	22	188	$26	$(6)	$208
Annual yield(5)	6.83%	4.53%	1.20%	3.68%			4.07%

Three Months Ended December 31, 2022
December 31, 2022	$3,089	$9,530	$5,837	$18,456
September 30, 2022	4,085	9,374	2,969	16,428
Average(4)	3,587	9,452	4,403	17,442
Revenue/(expense)	55	93	12	160	$13	$(6)	$167
Annual yield(5)	6.13%	3.94%	1.09%	3.67%			3.83%

Three Months Ended March 31, 2022
March 31, 2022	$5,292	$10,983	$2,275	$18,550
December 31, 2021	6,467	10,600	2,095	19,162
Average(4)	5,879	10,792	2,185	18,856
Revenue/(expense)	35	2	—	37	$24	$(6)	$55
Annual yield(5)	2.38%	0.07%	—%	0.78%			1.17%
__________
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
(5) Annual yield is calculated by annualizing revenue/expense for the given period then dividing by the applicable average asset balance.

Other Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2022	2023	% Change
Other revenues	$26	$26	—%
Other revenues as a % of total net revenues	9%	6%
Other revenues remained flat and primarily consisted of revenues generated from Robinhood Gold, our monthly subscription service.
Operating Expenses

	Three Months Ended March 31,
(in millions, except for percentages)	2022	2023	% Change
Operating expenses:
Brokerage and transaction	$31	$36	16%
Technology and development	268	199	(26)%
Operations	91	42	(54)%
Marketing	32	26	(19)%
General and administrative	268	647	141%
Total operating expenses	$690	$950	38%
Percent of net revenues:
Brokerage and transaction	10%	8%
Technology and development	90%	45%
Operations	30%	10%
Marketing	11%	6%
General and administrative	90%	147%
Total operating expenses	231%	216%
Brokerage and Transaction

	Three Months Ended March 31,
(in millions)	2022	2023	% Change
Broker-dealer transaction expenses	$9	$9	—%
Market data expenses	7	6	(14)%
Employee compensation, benefits, and overhead, excluding SBC	5	6	20%
SBC	1	2	100%
Other	9	13	44%
Total	$31	$36	16%
Brokerage and transaction costs increased by $5 million primarily due to increases in other brokerage and transaction costs of $4 million, mainly driven by expenses associated with certain new products and features launched during the fourth quarter of 2022.

Technology and Development

	Three Months Ended March 31,
(in millions)	2022	2023	% Change
Employee compensation, benefits, and overhead, excluding SBC	$104	$79	(24)%
SBC	82	54	(34)%
Cloud infrastructure services	56	32	(43)%
Software and tools	21	29	38%
Other	5	5	—%
Total	$268	$199	(26)%
Technology and development costs decreased by $69 million primarily due to decreases in SBC expense of $28 million and other employee compensation, benefits, and overhead of $25 million, driven by declined average headcount as part of our efforts to improve efficiency and operating costs. Additionally, we experienced decreases in cloud infrastructure services of $24 million primarily due to cost optimization efforts focusing on improvements in utilization of cloud infrastructure. These decreases were offset by an $8 million increase in software and tools primarily driven by amortization of internally developed software and other software services utilized in delivering our products.
Operations

	Three Months Ended March 31,
(in millions)	2022	2023	% Change
Employee compensation, benefits, and overhead, excluding SBC	$43	$21	(51)%
Provision for credit losses and fraud	11	11	—%
Customer experience	30	5	(83)%
SBC	4	2	(50)%
Other	3	3	—%
Total	$91	$42	(54)%
Operations costs decreased by $49 million primarily due to decreases in expenses associated with customer experience of $25 million as we consolidated our third-party customer support centers due to overall decreases in user transactions. In addition, other employee compensation, benefits, and overhead decreased $22 million, driven by declined average headcount as part of our efforts to improve efficiency and operating costs.

Marketing

	Three Months Ended March 31,
(in millions)	2022	2023	% Change
Digital marketing	$6	$7	17%
Brand marketing	1	6	500%
Employee compensation, benefits, and overhead, excluding SBC	9	5	(44)%
Marketing incentives	4	1	(75)%
SBC	5	1	(80)%
Other	7	6	(14)%
Total	$32	$26	(19)%
Marketing costs decreased by $6 million primarily due to decreases in SBC expense and other employee compensation, benefits, and overhead of $4 million each, driven by declined average headcount as part of our efforts to improve efficiency and operating costs. In addition, marketing incentives decreased $3 million substantially all of which was due to lower costs associated with the Robinhood Referral Program, included in marketing incentives, which was in line with the slow growth in our user base in recent periods. These decreases were partially offset by an increase in brand marketing of $5 million, primarily due to higher expenses spent on brand advertising campaigns.
General and Administrative

	Three Months Ended March 31,
(in millions)	2022	2023	% Change
SBC related to 2021 Founders Award Cancellation	$—	$485	NM
SBC excluding 2021 Founders Award Cancellation	128	54	(58)%
Employee compensation, benefits, and overhead, excluding SBC	64	54	(16)%
Legal expenses	27	32	19%
Settlements and penalties	12	8	(33)%
Other professional fees	16	7	(56)%
Other	21	7	(67)%
Total	$268	$647	141%
General and administrative costs increased by $379 million primarily due to the 2021 Founders Award Cancellation of $485 million. The increase was partially offset by a decrease in other SBC of $74 million and other employee compensation, benefits, and overhead of $10 million, driven by declined average headcount as part of our efforts to improve efficiency and operating costs. Additionally, other general and administrative expenses decreased by $14 million, primarily due to lower business insurance expenses.
Provision for Income Taxes

	Three Months Ended March 31,
(in millions)	2022	2023	% Change
Provision for income taxes	$1	2	100%
Provision for income taxes increased by $1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the growth of the business, the non-deductible the 2021 Founders Award Cancellation, and the change in valuation allowance on our U.S. federal and state deferred tax assets offset by our current taxes payable.
Liquidity and Capital Resources
Sources and Uses of Funds
Our principal sources of liquidity are cash flows generated from operations, and our cash, cash equivalents, and liquid investments. Other sources of future funds may include potential borrowing capacity under our revolving lines of credit and potential issuance of new debt or equity. Our liquidity needs are primarily to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, the potential purchase of most or all of the remaining Robinhood shares purchased by Emergent Fidelity Technologies, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the Depository Trust Company (“DTC”), the National Securities Clearing Corporation (“NSCC”), and the Options Clearing Corporation (“OCC”)). Based on our current level of operations, we believe our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months.
Liquid Assets
Our cash and cash equivalents were $6.34 billion and $5.46 billion as of December 31, 2022 and March 31, 2023. Our liquid investment portfolio comprised of available-for-sale securities were $10 million and $1 million as of December 31, 2022 and March 31, 2023. Held-to-maturity investments that are maturing in one year can also be a source of liquidity, which were $290 million as of March 31, 2023. See Note 5 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Lines of Credit
As of March 31, 2023, we had a total of $2.81 billion in committed revolving lines of credit. See Note 8 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements as of March 31, 2023:

	Payments Due by Period
(in millions)	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Operating lease commitments	$183	$24	$55	$36	$68
Purchase commitments(1)	1,044	298	502	244	—
Total	$1,227	$322	$557	$280	$68
(1)Purchase commitments are determined based on contracts that are enforceable and legally binding and that specify all significant terms. They are primarily commitments for cloud infrastructure and data services and business insurance.
In addition to lease and purchase commitments, we have two committed financing agreements: one with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million.

Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2022	2023
Cash provided by (used in):
Operating activities	$437	$828
Investing activities	(34)	(481)
Financing activities	—	(11)
Cash provided by operating activities increased $391 million. The increase consisted of net loss adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Cash provided by operating activities resulting from net loss adjusted for certain non-cash items increased by $273 million. This was primarily due to higher net loss offset by higher SBC expense during three months ended March 31, 2023 as a result of the 2021 Founders Award Cancellation. Cash provided by operating activities resulting from changes in operating assets and liabilities increased $118 million. The increase was primarily driven by a decrease in receivables from users, net of $1.36 billion, partially offset by a decrease of $2.28 billion for securities loaned.
Cash used in investing activities increased $447 million compared to the prior period. The change was primarily driven by an increase in cash used in investing activities of $485 million from purchases of held-to-maturity investments, partially offset by an increase of $8 million in cash provided by investing activities related to proceeds from maturities of available-for-sale investments.
Cash used in financing activities increased $11 million compared to the prior period which was primarily driven by payments for debt issuance costs incurred to renew our revolving credit facility in 2023.
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
The table below summarizes the net capital, capital requirements, and excess net capital of RHS and RHF:

	March 31, 2023
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,555	$67	$2,488
RHF	$209	$0.25	$209
As of March 31, 2023, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results might differ significantly from these estimates under different assumptions, judgments, or conditions.
There have been no material changes to our critical accounting estimates during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2022 Form 10-K.
Recent Accounting Pronouncements
See Item 1 of Part I, “Unaudited Financial Statements — Note 2 - Recent Accounting Pronouncements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents, cash and cash equivalents segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of March 31, 2023, indicate that a hypothetical 100 basis point increase or decrease in interest rates would have had a positively correlated impact of approximately 11% on total net revenues. In the future, we may enter into interest rate floors to further manage interest rate risk.
Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. During the three months ended March 31, 2023, we invested $485 million in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.
We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 8 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of March 31, 2023, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements — Note 13 - Commitments & Contingencies.”

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
•Our support for Crypto Transfers, Robinhood Wallet, Robinhood Connect, the Robinhood Cash Card (each as defined below), spending accounts, and other payments services increases the risk that our platform could be exploited to facilitate illegal payments, potentially resulting in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.
•Substantial future issuances or sales of shares of our Class A common stock in the public market could result in significant dilution to our stockholders and such issuances or sales, or the perception that they may occur, could cause the trading price of our Class A common stock to fall.

•The multi-class structure of our common stock has the effect of concentrating voting power with our founders, which limits your ability to influence the outcome of matters submitted to our stockholders for approval. In addition, the Founders’ Voting Agreement (as defined below) and any future issuances of our Class C common stock could prolong the duration of our founders’ voting control.
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
•the timing and amount of non-cash expenses, such as SBC and asset impairment;
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
We incurred operating losses each year from our inception in 2013 through 2019, including net losses of $6 million, $58 million, and $107 million for years 2017, 2018, and 2019, respectively. Although we generated positive net income for 2020, we returned to a net loss position for 2021 and 2022 as our operating expenses increased substantially. While we have publicly stated our expectation to get much closer to positive GAAP net income in the back half of 2023, we might not be able to increase our revenue and/or further reduce our operating expenses by sufficient amounts to become profitable again on a GAAP basis in the future.
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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in December 2022, the SEC proposed four separate equity market structure rules (the “December 2022 Rule Proposals”) related to (i) best execution; (ii) order competition, including requiring certain retail equity orders to be exposed in auctions before being internalized; (iii) order execution disclosure; and (iv) order tick size and fee caps. Although these proposed rules related to market structure design do not ban PFOF, they introduce new requirements around “conflicted transactions,” and if adopted as proposed, they would have the indirect effect of making PFOF more difficult or impossible to earn and condensing the revenues we could theoretically earn. Any new or heightened PFOF regulation, including the December 2022 Rule Proposals if adopted as proposed, could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might make it more difficult for us to expand our platform in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or a ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

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
As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders. As previously disclosed, in December 2019 and 2020, we settled an SEC investigation and FINRA disciplinary action, respectively, that related to our best execution practices. We face a risk of additional investigations or penalties in the future related to our best execution practices.
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

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, NSCC, and OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements.

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

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platform, such as the March 2020 Outages, the April-May 2021 Disruptions (as defined below), or the November 2021 Data Security Incident are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions.

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

We could incur substantial losses from our cash and investment accounts if one or more of the financial institutions that we use fails or is taken over by the FDIC.

We maintain cash and investment accounts, as well as restricted cash as certificates of deposits for facility leases and other contractual obligations, at multiple financial institutions in amounts that are significantly in excess of the limits insured by the FDIC. In spring 2023, certain U.S. banks failed and were taken over by the FDIC (the “2023 Banking Events”). If any of the financial institutions where we hold significant deposits were to fail or be taken over by the FDIC, our ability to access such accounts has in the past and could be in the future temporarily or permanently limited, which could adversely affect our business. In particular, while we have taken steps to help ensure that the loss of all or a significant portion of any uninsured amount would not have an adverse effect on our ability to pay our operational expenses or make other payments, the failure of a financial institution where we hold significant deposits has in the past and may in the future require us to move funds to another bank, which could cause a temporary delay in making payments to our vendors and employees, or under other contractual arrangements, and cause other operational inconveniences. Additionally, any losses or delay in access to funds as a result of such events could have a material adverse effect on our ability to meet contractual obligations, earnings, financial condition, cash flows, and stock price.

Our business has been and might continue to be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities or cryptocurrencies trading generally (such as the bear markets that developed for equities and crypto in the second quarter of 2022 and continue to persist (the “2022 Bear Markets”)), changes in the markets in which such transactions occur (such as following the 2022 Crypto Bankruptcies), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. For example, as a result of the 2022 Bear Markets, for fiscal year 2022, our daily revenue trades for options, equities, and crypto declined by 33%, 49%, and 75%, compared to fiscal year 2021. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

Additionally, concerns regarding the U.S. and/or international financial systems, such as in connection with the 2023 Banking Events, could result in less favorable commercial financing terms available to us, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on our access to credit and liquidity sources.

Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business and results of operations.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our Co-Founder and CEO, Vladimir Tenev, and our Co-Founder and Chief Creative Officer, Baiju Bhatt, have been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment offer letters with some of our key personnel, these agreements have no specific duration and are terminable by either party at-will and our senior management team has experienced recent changes. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on SBC, the continuing declines in our stock price (which make previously-granted SBC less valuable) have exacerbated the difficulty of recruiting, retaining, and motivating highly skilled personnel. Attrition and workforce reductions have and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following the April 2022 Restructuring and August 2022 Restructuring, we experienced higher rates of voluntary employee attrition, as well as declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

If we are unable to attract, integrate, retain, or effectively replace our key employees and qualified and highly skilled personnel, our ability to effectively focus on and pursue our corporate objectives will decline, and our business and future growth prospects could be harmed.

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

We intend to expand our operations outside of the United States, and have publicly stated that we set a goal to offer brokerage services in the U.K. by the end of 2023. International expansion will require significant resources and management attention and will subject us to regulatory, economic, operational, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:

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
•compliance with anti-bribery and anti-corruption laws, such as the Foreign Corrupt Practices Act (the “FCPA”) and equivalent anti-money laundering and sanctions rules and requirements in local markets, by us, our employees, and our business partners;
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
Money-Transmitter Regulation

As money transmitters, certain of our subsidiaries are subject to regulation, primarily at the state level. We are also subject to regulation by the Consumer Financial Protection Bureau (“CFPB”). We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the United States and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the movement of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.
We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the SEC or FINRA, other federal agencies such as OFAC, and state regulatory agencies, such as the MSD, the California Attorney General’s Office, and the New York State Department of Financial Services (“NYDFS”), among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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
•In connection with the Early 2021 Trading Restrictions, we and our employees, including our co-founder and CEO, Vladimir Tenev, have received requests for information, and in some cases, subpoenas and requests for testimony from the USAO, the DOJ, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. We have also received inquiries from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading during the week of January 25, 2021 in some of the securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., and specifically as to whether any employee trading in these securities occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading

Restrictions on January 28, 2021. We are cooperating with these investigations and examinations.
•In August 2022, we settled an NYDFS investigation under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant.
•In March and April 2023, we reached settlements with several state regulators, including the Alabama Securities Commission, the California Department of Financial Protection and Innovation, the Colorado Division of Securities, the Delaware Department of Justice - Investor Protection Unit, the New Jersey Bureau of Securities, the South Dakota Division of Insurance, and the Texas State Securities Board regarding investigations related to RHF’s options trading and related customer communications and displays, options and margin trading approval process, the March 2020 Outages, and customer support issues prior to June 2020, under which we have agreed to pay a monetary penalty of $200,000 per state. We anticipate potential additional state settlements as part of a multi-state settlement related to these issues totaling up to approximately $10 million.

These and other proceedings, some of which are described in Note 13 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

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

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. In December 2022, the SEC proposed the December 2022 Rule Proposals, which relate to (i) best execution, (ii) order competition, (iii) order execution disclosure, and (iv) order tick size and fee caps. After issuing a request for information and public comment on digital engagement practices by broker-dealers and investment advisers in August 2021, the fall 2022 regulatory agenda published by the SEC also indicated that the SEC would consider proposing rules on that topic by April 2023, specifically the use of predictive data analytics, differential marketing, and behavioral prompts. In his April 2023 testimony before the U.S. House of Representatives Committee on Financial Services, Chair Gensler stated that he had asked the SEC staff to make recommendations for rule proposals addressing conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others.

In addition, in 2022, FINRA issued a regulatory notice requesting comment on complex products and options including “whether the current regulatory framework…is appropriately tailored to address current concerns raised by complex products and options.” If FINRA amends its rules to impose additional requirements on firms with respect to determining customer eligibility and/or suitability to trade options, such rule changes could result in fewer Robinhood customers being approved to trade options which could negatively impact our options trading volumes and associated revenues.

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

For more information about the legal proceedings in which we are currently involved, see Note 13 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report.

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

We are required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and we have processes in place to facilitate compliance with the OFAC regulations. As part of our customer onboarding process, in accordance with the Customer Identification Program rules under Section 326 of the USA Patriot Act, we screen all potential customers against OFAC watchlists and continue to screen all customers, vendors and employees daily against OFAC watchlists. Although our application includes features designed to block access to our services from sanctioned countries, if our services are accessed from a sanctioned country in violation of trade and economic sanctions, we could be subject to enforcement actions.

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

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. Our systems and operations, including our cloud-based operations and disaster recovery operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. Further, we have in the past and might in the future be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platform, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations. For example, the Q4 2022 Processing Error, allowed customers, for a limited time, to execute trades selling more shares than they held in their accounts. This caused a temporary short position in that ticker symbol which Robinhood covered out of corporate cash within the same trading day, resulting in a loss of $57 million.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely might contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect and some such problems might only be discovered after code has been released for external or internal use. Media outlets have in the past and might in the future learn of our plans for features by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. For example, this occurred in September 2021 prior to our launch announcement for our crypto transfers feature (“Crypto Transfers”) and in December 2021 prior to our launch announcement for our Crypto Gifts feature. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

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

In addition, surges in trading volume on our platform have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) the March 2020 Outages, which resulted in some of our customers being unable to buy and sell securities and other financial products on our platform for a period of time, and (ii) partial service outages and degraded service on our cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”), which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We believe these incidents resulted from compromised passwords off of our platform, rather than any failure of our security or systems. Nonetheless, we experienced negative publicity in connection with these events and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, there is an increased risk that we might experience cybersecurity-related incidents as a result of any of our employees, service providers, or other third-parties working remotely on less secure systems and environments. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, our safety and security measures might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. For example, we experienced the November 2021 Data Security Incident. Based on our investigation and that of a third-party security firm, we believe that the unauthorized party obtained names or email addresses for millions of people, phone numbers for several thousand people, additional personal information for a few hundred people, and extensive account details for about ten people, though we believe no Social Security numbers, bank account numbers, or credit or debit card numbers were exposed and that there has been no financial loss to any customers as a result of the incident.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the European Union and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 13 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

We also provide customers with a variety of educational materials, investment tools, and financial news and information, such as our “Robinhood Snacks” newsletter (which is now offered by Sherwood Media, LLC (“Sherwood Media”), our new media subsidiary dedicated to providing news and information about the markets, economics, business, technology, and the culture of money), the suite of other editorial offerings that we expect Sherwood Media to launch throughout this year, and the Robinhood Investment Index. Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

If services that we do not consider to be recommendations (such as educational materials, and our editorial offerings, including Robinhood Snacks) are construed as constituting investment advice or recommendations, we have been and could be in the future subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 13 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers. SEC staff members have also suggested that digital engagement practices could be considered recommendations in some circumstances and the fall 2022 regulatory agenda published by the SEC also indicated that the SEC would consider proposing rules in April 2023 for broker-dealers and investment advisers, specifically related to the use of predictive data analytics, differential marketing, and behavioral prompts.

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

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. federal and state securities laws. The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Occasionally though the SEC and its staff have taken positions that certain cryptocurrencies are “securities” – often in the context of enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. Prior public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). Bitcoin and Ethereum are the only specific cryptocurrencies as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. In September 2022, Chair Gensler stated in a speech that he believes a vast majority of the nearly 10,000 tokens in the crypto market are securities and reiterated this statement in his September 2022 testimony before the U.S. Senate Committee on Banking, Housing, and Urban Affairs and April 2023 testimony before the U.S. House of Representatives Committee on Financial Services. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that a cryptocurrency supported by our platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. In February 2023, the SEC entered into a settlement agreement with cryptocurrency exchange Payward Ventures, Inc. and Payward Trading Ltd. (doing business as and hearinafter, “Kraken”) for failing to register its “staking-as-a-service” program as a securities offering in violation of Section 5 of the Securities Act. Pursuant to the settlement agreement, Kraken agreed to cease operations of its staking program in the U.S. and pay the SEC $30 million in fines. Additionally, in March 2023, Coinbase Global, Inc. and Coinbase, Inc. (collectively, “Coinbase”) disclosed that it had received a “Wells Notice” from the SEC staff stating that the staff had advised Coinbase that it made a “preliminary determination” to recommend that the SEC file an enforcement action against Coinbase alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. Coinbase believes these potential enforcement actions would relate to aspects of its spot market, staking service, and its self-custodial crypto wallet, and that the potential civil action may seek injunctive relief, disgorgement, and civil penalties. While we do not currently offer crypto staking services or spot markets, we do offer the Robinhood Wallet, which is a self-custodial crypto wallet, and the status of these matters or any other action, settlement, or related investigation by regulators, might provide additional guidance on the legal status of cryptocurrencies as securities more generally, which might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations.

To the extent that the SEC or a court determines that any cryptocurrencies supported by our platform are securities, that determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. In particular, Chair Gensler noted in his April 2023 testimony that “Given that most crypto tokens are securities, it follows that many crypto intermediaries are transacting in securities and have to register with the SEC” and that crypto investors should benefit from compliance with the securities laws. In April 2023, the SEC also reopened the comment period and provided supplemental information on proposed amendments to the definition of “exchange” under Exchange Act Rule 3b-16, including reiterating the applicability of existing rules to platforms that trade crypto asset securities. Additionally, any determination that Bitcoin or Ethereum is a security could draw negative publicity and cause a decline in the general acceptance of cryptocurrencies. Also, it would make it more difficult for Bitcoin or Ethereum, as applicable, to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. In addition, our growth might be adversely affected if we are not able to expand our platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

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

In addition, future regulatory actions or policies, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. For example, Chair Gensler remarked several times in 2021 and 2022 on the need for further regulatory oversight of crypto trading and crypto lending platforms. Additionally in February 2023, the SEC issued a new rule proposal (the “February 2023 Custody Rule Proposal”) related to the custody of client assets by registered investment advisers, which, if adopted as proposed, would expand the existing custody rules to apply to a broad range of assets, including cryptocurrencies, and would require that any client assets be maintained by a qualified custodian. In connection with the announcement of the February 2023 Custody Rule Proposal, Chair Gensler noted that “Based upon how crypto platforms generally operate, investment advisers cannot rely on them as qualified custodians.” If the February 2023 Custody Rule Proposal is adopted as proposed, and we are not deemed to be a “qualified custodian,” we may be required to cease our custodial crypto offerings under certain circumstances, which would have a material adverse impact on our business and one of our primary sources of revenue. Some lawmakers and regulators have also raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and might continue, to comprise a significant percentage of our total net revenues. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

In March 2022, the SEC staff issued SAB 121 requiring crypto platforms to recognize a liability and a corresponding asset equal to the fair value of the crypto-assets the entity safeguards on behalf of users. Such accounting treatment enhances the information received by investors regarding potential liabilities upon theft or loss of crypto-assets. But such treatment has also caused some users to question how safeguarded crypto-assets would be treated in a platform bankruptcy. We implemented SAB 121 for the quarter ended June 30, 2022, with retrospective application to the beginning of 2022. As a result of (and solely by virtue of) our implementation of SAB 121, the cryptocurrency we custody for users now appears on our balance sheet as an asset. In January 2023, the Bankruptcy Court for the Southern District of New York issued a ruling in In re Celsius Network LLC, that certain crypto assets held by Celsius customer accounts were the property of Celsius’s estate and that the holders of such accounts are unsecured creditors. However, unlike the terms of our user agreement, the terms of Celsius’s user agreement unambiguously provided that the rights to cryptocurrency held, including ownership rights, belonged to Celsius. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, we believe that the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. Although we are well-capitalized, to the extent users are concerned that crypto-assets might not be secure in a platform bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline.

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

Our Crypto Transfers, Robinhood Wallet, and Robinhood Connect features, could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

We allow customers to deposit and withdraw cryptocurrencies to and from our platform through our Crypto Transfers feature in the states in which RHC operates (other than New York, where our regulatory application is still pending). Crypto Transfers are processed using Robinhood’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, as of April 27, 2023, customers have access to a fiat-to-crypto on-ramp tool that developers can embed directly into their decentralized applications (“Robinhood Connect”), allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

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

As of March 1, 2023, customers have access to Robinhood Wallet, our self-custody, web3 wallet. With Robinhood Wallet, customers have sole access and control over their cryptocurrencies on the Polygon and Ethereum networks and personally hold and maintain their private keys. Although we do not custody cryptocurrencies held in a customer’s Robinhood Wallet and do not have access to customers’ private keys, customers who lose their private keys, and thus access to their Robinhood Wallet accounts, may react negatively. Although our account agreements for Crypto Transfers and Robinhood Wallet disclaims responsibility for losses caused by customer errors, such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

Additionally, allowing customers to deposit and withdraw cryptocurrencies to and from our platform increases the risk that our platform might be exploited to facilitate illegal activity such as fraud, gambling, money laundering, tax evasion, and scams. Crypto Transfers, Robinhood Wallet, and Robinhood Connect also expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and anti-money laundering and counter-terrorist financing laws, which among other things impose strict liability for transacting with prohibited persons. We engage blockchain analytics vendors to help determine whether the external wallets involved in Crypto Transfers are controlled by persons on prohibited lists or involved in fraudulent or illegal activity. However, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our vendors to detect in some circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in significant liabilities and reputational harm for us and could cause cryptocurrency trading volumes and transaction-based revenues to decline.
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

We might also be harmed by the loss of any of our banking partners and market makers. As a result of the many regulations applicable to cryptocurrencies or the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payments services, or other financial services to companies providing cryptocurrency products, including us. If we or our market makers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, if these banks impose significant operational restrictions, or if these banks were to fail or be taken over by the FDIC, such as occurred in the 2023 Banking Events, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Our corporate structure and associated transfer pricing policies also contemplate future growth in international markets, and consider the functions, risks, and assets of various entities involved in intercompany transactions. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions

Although we believe our estimates are reasonable, as a result of these and other factors, the ultimate amount of our tax obligations owed might differ from the amounts recorded in our unaudited condensed consolidated financial statements and any such difference could harm our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

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

The trading price of our Class A common stock has been and might continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on November 8, 2022 (the day that FTX halted all non-fiat customer withdrawals from its platform) the intra-day trading price of our Class A common stock fell as much as 18%, and on December 14, 2022 (the day the December 2022 Rule Proposals were announced), the intra-day trading prices of our Class A common stock fell as much as 5.3%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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

As of March 31, 2023, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially. For example, as of January 6, 2023, 55,273,469 shares of our outstanding common stock (the “Emergent Shares”) that were originally acquired by Emergent Fidelity Technologies, Ltd., a holding company which was majority owned by Samuel Benjamin Bankman-Fried, are held by the DOJ. Mr. Bankman-Fried has been indicted on criminal charges related to his involvement with FTX, and the DOJ seized the Emergent Shares in connection with his indictment. On February 8, 2023, we announced that our board of directors had authorized us to pursue purchasing most or all of the Emergent Shares and that we cannot predict when, or if, the share purchase will take place. Any substantial sale of the Emergent Shares or perception that such a sale might occur could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan and for issuance under our Employee Share Purchase Plan. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant). Moreover, to fund the tax withholding and remittance obligations arising in connection with future vesting and settlement of RSUs, we currently intend to have most holders of such RSUs, including our founders, sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales delivered to us for remittance to the relevant taxing authorities. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities (“Founder Affiliates”) together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and a director, and Mr. Bhatt, who is also our Chief Creative Officer and a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Charter and our Amended and Restated Bylaws (our “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From January 1, 2023 through March 31, 2023 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated February 24, 2022	10-K	2022-02-24	3.2
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1+	Form of Restricted Stock Unit Cancellation Agreement dated February 3, 2023 between Robinhood Markets, Inc. and separately, (a) Vladimir Tenev and (b) Baiju Bhatt	8-K	2023-02-08	10.1
10.2+	Letter Agreement, dated March 15, 2023, between Gretchen Howard and Robinhood Markets, Inc.	8-K	2023-03-15	10.1
10.3	Second Amended and Restated Credit Agreement dated as of March 24, 2023, among Robinhood Securities LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2023-03-24	10.1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
__________________
*    File number is 001-40691 except that the S-1 (and S-1/A) file number is 333-257602.
+ Indicates a management contract or compensatory plan.

‡    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Robinhood Markets, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 10, 2023.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)