Form 10-Q
period 2023-06-30
Robinhood Markets, Inc.
filed 2023-08-03
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 784,178,895 and 127,168,211.

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
•our goal to offer brokerage services in the U.K. by the end of 2023 and our intent to continue expanding our operations outside of the United States;

•our expectations for no credit losses for our held-to-maturity investments that are obligations of states and political subdivisions and securities issued by U.S. government sponsored agencies; and

•our belief that, based on our current level of operations, our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months.
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
•the risk that our platform and services could be exploited to facilitate illegal payments; and
•the risk that substantial future sales of Class A common stock in the public market, or the perception that they may occur, could cause the price of our stock to fall.
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
We use the "Overview" tab of our Investor Relations website (accessible at investors.robinhood.com/overview) and its Newsroom, (accessible at newsroom.aboutrobinhood.com), as means of disclosing information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (“Reg. FD”). Investors should routinely monitor those web pages, in addition to our press releases, SEC filings, and public conference calls and webcasts, as information posted on them could be deemed to be material information. Visitors to Robinhood’s blog, Under the Hood (accessible at

blog.robinhood.com), which it had used for this purpose, will be redirected to its Newsroom. The contents of our websites are not intended to be incorporated by reference into this Quarterly Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(in millions, except share and per share data)	2022	2023
Assets
Current assets:
Cash and cash equivalents	$6,339	$5,829
Cash segregated under federal and other regulations	2,995	4,220
Receivables from brokers, dealers, and clearing organizations	76	117
Receivables from users, net	3,218	3,313
Securities borrowed	517	960
Deposits with clearing organizations	186	223
Asset related to user cryptocurrencies safeguarding obligation	8,431	11,503
User-held fractional shares	997	1,409
Held-to-maturity investments	—	321
Prepaid expenses	86	88
Other current assets	72	123
Total current assets	22,917	28,106
Property, software, and equipment, net	146	131
Goodwill	100	100
Intangible assets, net	25	21
Non-current held-to-maturity investments	—	165
Non-current prepaid expenses	17	6
Other non-current assets	132	131
Total assets	$23,337	$28,660
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$185	$236
Payables to users	4,701	5,111
Securities loaned	1,834	2,982
User cryptocurrencies safeguarding obligation	8,431	11,503
Fractional shares repurchase obligation	997	1,409
Other current liabilities	105	115
Total current liabilities	16,253	21,356
Other non-current liabilities	128	117
Total liabilities	16,381	21,473
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and June 30, 2023.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,888,917 shares issued and outstanding as of December 31, 2022; 21,000,000,000 shares authorized, 782,433,899 shares issued and outstanding as of June 30, 2023.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized; 127,862,654 shares issued and outstanding as of December 31, 2022; 700,000,000 shares authorized, 127,260,803 shares issued and outstanding as of June 30, 2023.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and June 30, 2023.	—	—
Additional paid-in capital	11,861	12,581
Accumulated other comprehensive income (loss)	—	(3)
Accumulated deficit	(4,905)	(5,391)
Total stockholders’ equity	6,956	7,187
Total liabilities and stockholders’ equity	$23,337	$28,660
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2022	2023	2022	2023
Revenues:
Transaction-based revenues	$202	$193	$420	$400
Net interest revenues	74	234	129	442
Other revenues	42	59	68	85
Total net revenues	318	486	617	927

Operating expenses:
Brokerage and transaction	30	39	61	75
Technology and development	245	207	513	406
Operations	86	36	177	78
Marketing	23	25	55	51
General and administrative	226	159	494	806
Total operating expenses	610	466	1,300	1,416

Other (income) expense, net	2	(2)	2	(2)
Income (loss) before income taxes	(294)	22	(685)	(487)
Provision for (benefit from) income taxes	1	(3)	2	(1)
Net income (loss)	$(295)	$25	$(687)	$(486)
Net income (loss) attributable to common stockholders:
Basic	$(295)	$25	$(687)	$(486)
Diluted	$(295)	$25	$(687)	$(486)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.34)	$0.03	$(0.79)	$(0.54)
Diluted	$(0.34)	$0.03	$(0.79)	$(0.54)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	874,873,301	904,984,863	871,343,295	900,977,045
Diluted	874,873,301	921,269,749	871,343,295	900,977,045
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Net income (loss)	$(295)	$25	$(687)	$(486)
Other comprehensive loss, net of tax:
Foreign currency translation	—	—	(1)	—
Net loss on hedging instruments	—	(3)	—	(3)
Total other comprehensive loss, net of tax	—	(3)	(1)	(3)
Total comprehensive income (loss)	$(295)	$22	$(688)	$(489)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2023
Operating activities:
Net income (loss)	$(687)	$(486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29	35
Provision for credit losses	19	15
Share-based compensation	384	707
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	(20)	—
Receivables from brokers, dealers, and clearing organizations	(1)	(41)
Receivables from users, net	2,473	(111)
Securities borrowed	(66)	(443)
Deposits with clearing organizations	39	(37)
Current and non-current prepaid expenses	11	9
Other current and non-current assets	(9)	(58)
Accounts payable and accrued expenses	(7)	51
Payables to users	(680)	410
Securities loaned	(2,284)	1,148
Other current and non-current liabilities	(27)	(1)
Net cash provided by (used in) operating activities	(826)	1,198
Investing activities:
Purchase of property, software, and equipment	(19)	—
Capitalization of internally developed software	(14)	(9)
Purchase of available-for-sale investments	(27)	—
Proceeds from maturities of available-for-sale investments	5	10
Purchase of held-to-maturity investments	—	(485)
Proceeds from maturities of held-to-maturity investments	—	2
Other	(5)	—
Net cash used in investing activities	(60)	(482)
Financing activities:
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	13	9
Taxes paid related to net share settlement of equity awards	(7)	(5)
Payments of debt issuance costs	(10)	(10)
Draws on credit facilities	11	10
Repayments on credit facilities	(11)	(10)
Proceeds from exercise of stock options, net of repurchases	5	2
Net cash provided by (used in) financing activities	1	(4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash, cash equivalents, segregated cash and restricted cash	(885)	712
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	10,270	9,357
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$9,385	$10,069
Cash and cash equivalents, end of the period	$5,962	$5,829
Segregated cash, end of the period	3,400	4,220
Restricted cash (current and non-current), end of the period	23	20
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$9,385	$10,069
Supplemental disclosures:
Cash paid for interest	$6	$6
Cash paid for income taxes, net of refund received	$3	$2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock				Additional paid-in capital		Accumulated other comprehensive income		Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares		Amount
Balance as of March 31, 2022	869,808,009		$—		$11,400		$—		$(4,269)	$7,131
Net loss	—		—		—		—		(295)	(295)
Shares issued in connection with stock option exercise, net of repurchases	424,596		—		1		—		—	1
Issuance of common stock in connection with Employee Stock Purchase Plan	1,529,727		—		13		—		—	13
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	6,494,832		—		(4)		—		—	(4)
Share-based compensation	—	0	—	0	171	0	—	0	—	171
Balance as of June 30, 2022	878,257,164		$—		$11,581		$—		$(4,564)	$7,017

	Common stock				Additional paid-in capital		Accumulated other comprehensive loss		Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares		Amount
Balance as of March 31, 2023	900,241,522		$—		$12,462		$—		$(5,416)	$7,046
Net income	—		—		—		—		25	25
Shares issued in connection with stock option exercise, net of repurchases	294,104		—		1		—		—	1
Issuance of common stock in connection with Employee Stock Purchase Plan	1,225,069	—	—	—	9	—	—	—	—	9
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	7,934,007		—		(3)		—		—	(3)
Change in other comprehensive loss	—		—		—		(3)		—	(3)
Share-based compensation	—		—		112		—		—	112
Balance as of June 30, 2023	909,694,702		$—		$12,581		$(3)		$(5,391)	$7,187
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2021	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	(687)	(687)
Shares issued in connection with stock option exercise, net of repurchases	1,862,954	—	5	—	—	5
Issuance of common stock in connection with Employee Stock Purchase Plan	1,529,727	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	10,951,870	—	(7)	—	—	(7)
Change in other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	—	401	—	—	401
Balance as of June 30, 2022	878,257,164	$—	$11,581	$—	$(4,564)	$7,017

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(486)	(486)
Shares issued in connection with stock option exercise, net of repurchases	796,966	—	2	—	—	2
Issuance of common stock in connection with Employee Stock Purchase Plan	1,225,069	—	9	—	—	9
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	14,921,096	—	(5)	—	—	(5)
Change in other comprehensive loss	—	—	—	(3)	—	(3)
Share-based compensation	—	—	714	—	—	714
Balance as of June 30, 2023	909,694,702	$—	$12,581	$(3)	$(5,391)	$7,187
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
During the three months ended March 31, 2023, we reorganized our management reporting structure from a single entity-level reporting unit into four reporting units. As a result, we performed a goodwill impairment assessment immediately before and after the reorganization. This quantitative assessment did not result in impairment, considering the fair value of each reporting unit was substantially in excess of the corresponding carrying amount of net assets. We continue to operate and report financial information in one operating segment.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include, but are not limited to, those related to revenue recognition and share-based compensation, the determination of allowances for credit losses, valuation of user cryptocurrencies safeguarding obligation and corresponding asset, investment valuation, capitalization of internally developed software, useful lives of property, software, and equipment, valuation and useful lives of intangible assets, incremental borrowing rate used to calculate operating lease right-of-use assets and related liabilities, impairment of long-lived assets, determination of hedge effectiveness, uncertain tax positions, income taxes, accrued and contingent liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Market maker:
Citadel Securities, LLC	19%	12%	21%	13%
Entities affiliated with Susquehanna International Group, LLP(1)	9%	3%	11%	4%
B2C2 USA Inc.	10%	2%	9%	2%
All others individually less than 10%	25%	21%	27%	22%
Total as percentage of total revenue:	63%	38%	68%	41%
________________
(1)Consists of Global Execution Brokers, LP and G1 Execution Services, LLC

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

In March 2023, certain U.S. banks failed and were taken over by the U.S. Federal Deposit Insurance Corporation (“FDIC”). Our exposure to impacted U.S. banks was immaterial. However, we took steps to help ensure that the loss of all or a significant portion of any uninsured amount would not have had an adverse effect on our ability to pay our operational expenses or make other payments.
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
Held-to-maturity investments are securities that we have both the ability and positive intent to hold until maturity and are recorded at amortized cost. Interest income is calculated using the effective interest method, adjusted for deferred fees or costs, premium, or discount existing at the date of purchase. Interest earned is included in net interest revenues in our unaudited condensed consolidated statements of operations. We evaluate held-to-maturity investment for credit losses on a quarterly basis. We do not expect credit losses for our held-to-maturity investments that are obligations of states and political subdivisions and securities issued by U.S. government sponsored agencies. We monitor remaining securities by type and standard credit rating. There was no reserve for credit losses as of June 30, 2023.
Derivatives and Hedging Activities
All derivatives are recorded at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate the derivative in a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting if elected. As part of our interest rate risk management strategy, we use interest rate floors designated as cash flow hedges which involve the receipt of offsetting cash flows from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. Changes in fair value of the cash flow hedges are recognized in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified to net interest revenues as interest payments are received on the hedged item. We assess hedge effectiveness on a quarterly basis to ensure all hedges remain highly effective. If the derivative financial instruments designated as cash flow hedges are deemed ineffective, changes in the fair value of the derivative financial instrument are recognized directly in net interest revenues.
We are exposed to credit risk if counterparties to our derivative contracts do not perform pursuant to the terms of our interest rate floors. Should a counterparty fail to perform under the terms of our interest rate floors, our credit exposure is limited to the net positive fair value and accrued interest owed from the failing counterparty. We mitigate counterparty credit risk through credit approvals, credit limits and monitoring procedures, as appropriate.

We enter into master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. We do not offset fair value amounts recognized for derivative instruments under master netting arrangements. Our derivative contracts do not require collateral to be posted by us or the counterparties.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that are material to us as of June 30, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no new accounting pronouncements that we have not yet adopted that are material to us as of June 30, 2023.
NOTE 3: BUSINESS COMBINATIONS
Acquisition of X1
On June 21, 2023, we entered into a definitive agreement to acquire all of the outstanding equity of X1 Inc. (“X1”), a U.S.-based company that offers a no-fee credit card with rewards on each purchase. The aggregate consideration to be paid in cash is approximately $104 million, subject to customary purchase price adjustments set forth in the definitive agreement and customary closing conditions.
On July 3, 2023, we completed the acquisition of X1. We are currently evaluating purchase price allocation.

NOTE 4: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Transaction-based revenues:
Options	$113	$127	$240	$260
Cryptocurrencies	58	31	112	69
Equities	29	25	65	52
Other	2	10	3	19
Total transaction-based revenues	202	193	420	400

Net interest revenues:
Interest on corporate cash and investments	10	74	11	142
Margin interest	39	57	74	110
Interest on segregated cash and cash equivalents and deposits	6	52	7	97
Securities lending, net	23	27	47	53
Cash sweep	2	29	2	51
Interest expenses related to credit facilities	(6)	(5)	(12)	(11)
Total net interest revenues	74	234	129	442

Other revenues	42	59	68	85

Total net revenues	$318	$486	$617	$927
For our fully-paid securities lending program under which we borrow fully-paid shares from participating users and lend them to third parties (“Fully-Paid Securities Lending”), we earn revenue for lending certain securities based on demand for those securities and portions of such revenues are paid to participating users, and those payments are recorded as interest expense. For the three and six months ended June 30, 2023, such interest revenue earned was $13 million and $23 million and such interest expenses paid to participating users was $1 million and $3 million. The program was launched during the three months ended June 30, 2022 and such interest revenue earned and interest expenses paid to participating users in those periods were immaterial.
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
The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2023	$60	$3
End of period, June 30, 2023	101	3
Changes during the period	$41	$—
The difference between the opening and ending balances of our contract receivables primarily results from increased revenues from our proxy services and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liability balances in the six months ended June 30, 2023.
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
We allowed affected employees’ share-based awards to continue vesting over a transitional period (generally two months during which they remained employed but were not expected to provide active service), which were generally accounted for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the April 2022 Restructuring resulted in a net reduction to share-based compensation of $24 million, which was recognized in the second quarter of 2022 (refer to Note 12 for more information).
In addition, we recognized $17 million of cash restructuring and related charges in the second quarter of 2022, which primarily consisted of employee-related wages, benefits, and severance expense.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses relates to unsecured balances of receivables from users due to Fraudulent Deposit Transactions, losses on margin lending, and reserves on proxy revenue receivables. Fraudulent Deposit Transactions occur when users initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount. The following table summarizes the allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Beginning balance	$20	$20	$40	$18
Provision for credit losses	11	6	19	15
Write-offs	(13)	(6)	(41)	(13)
Ending balance	$18	$20	$18	$20
NOTE 7: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
At December 31, 2022, our available-for-sale investments, which are included in other current assets on the audited consolidated balance sheets, was $10 million with no significant unrealized gains or losses. These investments had a stated contractual maturity or redemption date within one year. As of June 30, 2023, we had no available-for-sale investments. Refer to Fair Value of Financial Instruments below for further details.
Held-to-maturity
We had no held-to-maturity investments as of December 31, 2022. The following table summarizes our held-to-maturity investments as of June 30, 2023:

	June 30, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$243	$—	$—	$(2)	$241
U.S. Treasury securities	103	—	—	—	103
Certificates of deposit	54	—	—	—	54
U.S. government agency securities	43	—	—	—	43
Commercial paper	43	—	—	—	43
Total held-to-maturity investments	$486	$—	$—	$(2)	$484
There were no sales of held-to-maturity investments during the six months ended June 30, 2023.

The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity and the maximum maturity per security is two years:

	June 30, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$108	$135	$243
U.S. Treasury securities	75	28	103
Certificates of deposit	54	—	54
U.S. government agency securities	41	2	43
Commercial paper	43	—	43
Total held-to-maturity investments	$321	$165	$486
Fair value
Debt securities:
Corporate debt securities	$107	$134	$241
U.S. Treasury securities	75	28	103
Certificates of deposit	54	—	54
U.S. government agency securities	41	2	43
Commercial paper	43	—	43
Total held-to-maturity investments	$320	$164	$484

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$735	$—	$—	$735
Other current assets:
Available-for-sale investments:
Commercial paper	—	5	—	5
Government bonds	3	—	—	3
Corporate bonds	—	2	—	2
Equity securities - securities owned	8	—	—	8
Asset related to user cryptocurrencies safeguarding obligation	—	8,431	—	8,431
User-held fractional shares	997	—	—	997
Total financial assets	$1,743	$8,438	$—	$10,181

Liabilities
User cryptocurrencies safeguarding obligation	$—	$8,431	$—	$8,431
Fractional share repurchase obligations	997	—	—	997
Total financial liabilities	$997	$8,431	$—	$9,428

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$251	$—	$—	$251
Other current assets:
Stablecoin	10	—	—	10
Equity securities - securities owned	9	—	—	9
Asset related to user cryptocurrencies safeguarding obligation	—	11,503	—	11,503
User-held fractional shares	1,409	—	—	1,409
Total financial assets	$1,679	$11,503	$—	$13,182

Liabilities
User cryptocurrencies safeguarding obligation	$—	$11,503	$—	$11,503
Fractional share repurchase obligations	1,409	—	—	1,409
Total financial liabilities	$1,409	$11,503	$—	$12,912

The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$241	$—	$241
U.S. Treasury securities	103	—	—	103
Certificates of deposit	—	54	—	54
U.S. government agency securities	—	43	—	43
Commercial Paper	—	43	—	43
Total financial assets	$103	$381	$—	$484
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
During the six months ended June 30, 2023, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

	December 31,	June 30,
(in millions)	2022	2023
Bitcoin (BTC)	$2,327	$4,241
Ethereum (ETH)	2,341	3,398
Dogecoin (DOGE)	2,802	2,626
Other	961	1,238
Total user cryptocurrencies safeguarding obligation and corresponding asset	$8,431	$11,503
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2022 and June 30, 2023.
NOTE 8: DERIVATIVES AND HEDGING ACTIVITIES
As of June 30, 2023, we had two interest rate floors that were designated as cash flow hedges of interest rate risk associated with our margin receivables. One interest rate floor with a notional amount of $2 billion was effective as of June 30, 2023 and another with a notional amount of $1 billion will be effective in the first quarter of 2024. Both interest rate floors have a maturity of six months.

As of June 30, 2023, the fair value of hedging instruments was immaterial and included in other current assets in our unaudited condensed consolidated balance sheets. We had no derivatives and hedging activities during the year ended December 31, 2022.

Amounts reported in AOCI related to interest rate floors will be reclassified to net interest revenues as interest payments are received or paid on the hedged items. During the next 12 months, we expect to reclassify $4 million of losses from AOCI as a reduction to net interest revenues. As of June 30, 2023, we hedged our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one year.
The following table summarizes the amount of gain or loss recognized in AOCI on our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Derivatives designated as hedging instruments:
Loss on derivatives included in effectiveness assessment	$—	$(3)	$—	$(3)

The following table summarizes the components of AOCI related to hedging activities on our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Beginning balance	$—	$—	$—	$—
Other comprehensive loss before reclassifications, net of tax	—	(3)	—	(3)
Reclassification adjustment for net losses included in net interest revenues, net of tax	—	—	—	—
Other comprehensive loss after reclassifications, net of tax	$—	$(3)	$—	$(3)
Ending balance	$—	$(3)	$—	$(3)

NOTE 9: INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2022	2023	2022	2023
Income (loss) before income taxes	$(294)	$22	$(685)	$(487)
Provision for (benefit from) income taxes	1	(3)	2	(1)
Effective tax rate	(0.3)%	(15.7)%	(0.3)%	0.2%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three and six months ended June 30, 2022, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current state taxes payable.
For the three months ended June 30, 2023, the ETR was lower than the U.S. federal statutory rate primarily due to the change in business operations related to our ongoing efficiency efforts. For the six months ended June 30, 2023, the ETR was lower than the U.S. federal statutory rate primarily due to the non-deductible cancellation of the 2021 Founders Award Cancellation, and the change in valuation allowance on our U.S. federal and state deferred tax assets offset by our current taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended June 30, 2023, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
NOTE 10: SECURITIES BORROWING AND LENDING
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

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2022 and June 30, 2023:

	December 31,	June 30,
(in millions)	2022	2023
Assets	Securities borrowed
Gross amount of securities borrowed	$517	$960
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	517	960
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	517	960
Security collateral received	(509)	(951)
Net amount	$8	$9

Liabilities	Securities loaned
Gross amount of securities loaned	$1,834	$2,982
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	1,834	2,982
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	1,834	2,982
Security collateral pledged	(1,629)	(2,710)
Net amount	$205	$272

We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2022 and June 30, 2023, we were permitted to re-pledge securities with a fair value of $4.36 billion and $4.57 billion under margin account agreements with users, and securities with a fair value of $18 million and an immaterial balance that we had borrowed under master securities loan agreements (“MSLAs”) with third parties. Under the Fully-Paid Securities Lending program, as of June 30, 2023, we were permitted to re-pledge securities with a fair value of $8.40 billion including securities with a fair value of $951 million that we had borrowed from users.
As of December 31, 2022 and June 30, 2023, we had re-pledged securities with a fair value of $1.63 billion and $2.71 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2022 and June 30, 2023, we had re-pledged $231 million and $669 million of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.

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
As of December 31, 2022 and June 30, 2023, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.

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

NOTE 12: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of June 30, 2023, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of June 30, 2023, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of June 30, 2023, the warrants have not been exercised and are included as a component of additional paid in capital on the unaudited condensed consolidated balance sheets.
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
As of June 30, 2023, an aggregate of 405 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 114 million shares had been issued under the plans, 92 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 199 million shares remained available for new grants under the 2021 Plan.

Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the six months ended June 30, 2023, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	56,116,782	$18.55
Granted	20,853,680	9.70
Vested	(15,261,931)	16.35
Forfeited	(6,966,467)	17.19
Unvested at June 30, 2023	54,742,064	$15.31
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares (the “2021 Founders Award Cancellation”). We recognized $485 million share-based compensation (“SBC”) expense related to the cancellation during the six months ended June 30, 2023, which was included in the general and administrative expense in our unaudited condensed statement of operations. No further expense associated with these awards was recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
The following table summarizes the activity related to our Market-Based RSUs for the six months ended June 30, 2023:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	806,858	57,650,926	58,457,784	$23.67
Granted	—	—	—
Vested	(230,530)	—	(230,530)	2.34
Cancelled	—	(35,520,000)	(35,520,000)	22.68
Unvested at June 30, 2023	576,328	22,130,926	22,707,254	$25.43
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.

Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Brokerage and transaction	$1	$2	$2	$4
Technology and development	59	56	141	110
Operations	1	1	5	3
Marketing	(2)	1	3	2
General and administrative	105	49	233	588
Total(1)(2)	$164	$109	$384	$707
________________
(1) For the three and six months ended June 30, 2023, SBC expense primarily consisted of $25 million and $553 million related to Market-Based RSUs and $81 million and $148 million related to Time-Based RSUs, compared to $82 million and $166 million and $78 million and $208 million for the same periods in the prior year.
(2) The April 2022 Restructuring resulted in a net reduction of $24 million in share-based compensation expense, which was recognized in the three and six months ended June 30, 2022 and is reflected in the tables above. The $24 million was substantially all related to Time-Based RSUs, and primarily included $16 million in technology and development expense and $6 million in general and administrative expense.
We capitalized SBC expense related to internally developed software of $3 million and $7 million during the three and six months ended June 30, 2023 and $7 million and $17 million during the three and six months ended June 30, 2022.
As of June 30, 2023, there was $0.6 billion of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 13: NET INCOME (LOSS) PER SHARE
We present net income (loss) per share using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income or loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis. The computation of the diluted earnings per share (“EPS”) of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock.
The following table presents the calculation of basic and diluted income (loss) per share:

(in millions, except share and per share data)	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2023		2022		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income (loss)	$(252)	$(43)	$21	$4	$(586)	$(101)	$(417)	$(69)
Denominator
Weighted-average common shares outstanding - basic	746,918,055	127,955,246	777,563,804	127,421,059	743,388,049	127,955,246	773,416,723	127,560,322
Basic EPS	$(0.34)	$(0.34)	$0.03	$0.03	$(0.79)	$(0.79)	$(0.54)	$(0.54)

Diluted EPS:
Numerator
Net income (loss)	$(252)	$(43)	$21	$4	$(586)	$(101)	$(417)	$(69)
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	4	—	—	—	—	—
Net income (loss) for diluted EPS	$(252)	$(43)	$25	$4	$(586)	$(101)	$(417)	$(69)
Denominator
Weighted-average common shares outstanding - basic	746,918,055	127,955,246	777,563,804	127,421,059	743,388,049	127,955,246	773,416,723	127,560,322
Dilutive effect of stock options and unvested shares	—	—	16,284,886	—	—	—	—	—
Conversion of Class B to Class A common stock	—	—	127,421,059	—	—	—	—	—
Weighted-average common shares outstanding - diluted	746,918,055	127,955,246	921,269,749	127,421,059	743,388,049	127,955,246	773,416,723	127,560,322
Diluted EPS	$(0.34)	$(0.34)	$0.03	$0.03	$(0.79)	$(0.79)	$(0.54)	$(0.54)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Time-Based RSUs	72,475,092	21,854,966	72,475,092	54,800,356
Market-Based RSUs	58,688,314	10,328,697	58,688,314	22,707,254
Stock options	16,614,350	3,259,284	16,614,350	14,131,580
Early-exercised stock options	378	—	378	—
Warrants	14,278,034	14,278,034	14,278,034	14,278,034
ESPP shares	304,900	—	304,900	365,406
Total anti-dilutive securities	162,361,068	49,720,981	162,361,068	106,282,630

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
For the three and six months ended June 30, 2023, we did not have any material related party transactions.
NOTE 15: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park, CA and our office in New York City, NY. We do not have any finance leases.
Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	June 30,
(in millions)	Classification	2022	2023
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$92	$84

Lease liabilities:
Current operating lease liabilities	Other current liabilities	21	22
Non-current operating lease liabilities	Other non-current liabilities	127	116
Total lease liabilities		$148	$138
Cash flows related to leases were as follows:

	Six Months Ended June 30,
(in millions)	2022	2023
Operating cash flows:
Payments for operating lease liabilities	$11	$14
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$32	$—
NOTE 16: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $85 million as of December 31, 2022 and $86 million as of June 30, 2023. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of June 30, 2023 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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
March 2020 Outages
A consolidated putative class action lawsuit relating to the service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (“March 2020 Outages”) is pending in the United States District Court for the Northern District of California. The lawsuit generally alleges that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and we failed to implement appropriate backup systems. The lawsuit includes, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuit generally seeks damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. In May 2022, the parties notified the court that they had reached an agreement in principle resolving this action. The settlement agreement has been approved by the court.
In addition, in September 2021, approximately 400 jointly-represented customers initiated an arbitration of individual claims against us arising out of the March 2020 Outages and other alleged system outages. The parties have settled this matter.
State Regulatory Matters
Certain state regulatory authorities have conducted investigations regarding RHF’s options trading and related customer communications and displays, options and margin trading approval process, the March 2020 Outages, and customer support prior to June 2020. RHF reached settlements with several state regulators including the Alabama Securities Commission, the California Department of Financial Protection and Innovation, the Colorado Division of Securities, the Delaware Department of Justice - Investor Protection Unit, the New Jersey Bureau of Securities, the South Dakota Division of Insurance, and the Texas State Securities Board, under which we have agreed to pay a monetary penalty of $200,000 per state. RHF has reached additional state settlements and anticipates reaching more as part of a multi-state settlement related to these issues totaling up to approximately $10 million. The Financial Industry Regulatory Authority (“FINRA”) previously conducted an investigation and reached a settlement with RHF regarding many of these issues. The New York Attorney General is conducting an investigation into brokerage execution quality. We are cooperating with this investigation.
Brokerage Enforcement Matters
FINRA Enforcement staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility, the Over-the-Counter Reporting Facility, the Order Audit Trail System, and the Consolidated Audit Trail; RHS’s reporting of accounts holding significant options positions to the Large Option Position Report system; processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer System; responses to Electronic Blue Sheets requests from FINRA; the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmo Health, Inc, in December 2022 (the “Q4 2022 Processing Error”); RHF’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; collaring the prices of certain trade orders; and RHS’ compliance with best execution obligations and FINRA Rule 6190. We are cooperating with these investigations.

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

Robinhood Crypto Matters
RHC has received subpoenas from the California Attorney General’s Office seeking information about, among other things, RHC’s trading platform, business and operations, custody of customer assets, customer disclosures, and coin listings. RHC also has received investigative subpoenas from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations. RHC is cooperating with this investigation.

Account Takeovers, Anti-Money Laundering, and Cybersecurity Matters
FINRA Enforcement and the SEC Division of Enforcement are investigating account takeovers (i.e., circumstances under which an unauthorized actor successfully logs into a customer account), as well as anti-money laundering compliance and cybersecurity issues, including the data security incident we experienced in November 2021 when an unauthorized third-party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”). The SEC’s Division of Enforcement is also investigating issues related to compliance with the Electronic Funds Transfer Act. We are cooperating with these investigations.
In January 2021, Siddharth Mehta filed a putative class action in California state court against RHF and RHS, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiff generally alleges that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seeks monetary damages and injunctive relief. In April 2022, the parties reached a settlement in principle to resolve this matter. The settlement agreement has been approved by the court.
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
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. The MSD is appealing the ruling and it was heard by the Massachusetts Supreme Judicial Court in May 2023. A hearing on the two remaining counts alleged by the MSD in its amended administrative complaint has been continued pending resolution of the appeal.
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
In January 2023, approximately 4,700 jointly represented customers filed a statement of claim with FINRA to initiate arbitration of individual claims against RHF and RHS arising out of the Early 2021 Trading Restrictions. A motion to sever the arbitration was granted in July 2023 and any customer seeking to proceed with a claim is required to file a separate individual arbitration.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s initial public offering (“IPO”) offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. Robinhood has moved to dismiss the complaint.
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
Data as of and for the three and six months ended June 30, 2022 and 2023 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
•New Funded Account: We define a New Funded Account as a Robinhood Account into which the user makes an initial deposit, money transfer or asset transfer, of any amount, during the relevant period.
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
Financial Results and Performance
With respect to the three months ended June 30, 2023, as compared to the three months ended June 30, 2022:
•we generated total net revenues of $486 million compared to $318 million, for a year-over-year increase of 53%.
•we generated net income of $25 million, or $0.03 per share, compared to a net loss of $295 million, or -$0.34 per share;
•operating expenses were $466 million compared to $610 million, for a year-over-year decrease of 24%;

◦SBC expense totaled $109 million compared to $164 million, for a year-over-year decrease of 34%. SBC expense for the three months ended June 30, 2022 included a $24 million net reversal related to the April 2022 Restructuring;
•our Adjusted EBITDA (non-GAAP) was positive $151 million compared to negative $80 million, for year-over-year increase of $231 million;
•we had NCFA of 23.2 million compared to 22.9 million, for year-over-year growth of 1%;
•we had MAU of 10.8 million compared to 14.0 million, for a year-over-year decrease of 23%;
•we had AUC of $88.8 billion compared to $64.2 billion, for a year-over-year increase of 38%, primarily due to increasing asset values between the periods;
•Net Deposits were $4.1 billion, which translates to an annualized growth rate of 21%, compared to $5.2 billion, which translates to an annualized growth rate of 22%. Over the past twelve months, Net Deposits were $16.1 billion, which translates to a growth rate of 25% relative to AUC at June 30, 2022;
•we had ARPU of $84 compared to $56, for a year-over-year increase of 50%.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments
Acquisition of X1
On June 21, 2023, we entered into a definitive agreement to acquire all of the outstanding equity of X1 Inc., a U.S.-based company that offers a no-fee credit card with rewards on each purchase. The aggregate consideration to be paid in cash is approximately $104 million, subject to customary purchase price adjustments set forth in the definitive agreement and customary closing conditions. The transaction closed on July 3, 2023, refer to Note 3 - Business Combinations to our unaudited consolidated financial statements in this Quarterly Report.
Ongoing Efficiency Efforts
As part of our ongoing efforts to improve efficiency and operating costs, we continuously evaluate whether we are appropriately staffed in the normal course of business. During the three months ended June 30, 2023, we reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency while continuing to deliver great service and innovation for our customers. As a result, we recognized nearly $10 million of employee-related wages, benefits, and severance expense.
2021 Founders Award Cancellation

In February 2023, we cancelled the 2021 Market-Based RSUs granted to our founders of 35.5 million unvested shares. We recognized $485 million SBC expense related to the cancellation during the six months ended June 30, 2023. No further expense associated with these awards will be recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.

Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
	2022	2023
NCFA(1) (in millions)	22.9	23.2
MAU (in millions)	14.0	10.8
AUC(2) (in billions)	$64.2	$88.8
Net Deposits (in billions)	$5.2	$4.1
ARPU (in dollars)	$56	$84
________________
(1)The following table describes the annual changes within NCFA:

	Three Months Ended June 30,
(in millions)	2022	2023
Beginning NCFA	22.8	23.1
New funded accounts	0.4	0.2
Resurrected accounts	0.1	0.1
Churned accounts	(0.4)	(0.2)
Ending NCFA	22.9	23.2
(2)The following table sets out the components of AUC by type of asset:

	Three Months Ended June 30,
(in billions)	2022	2023
Equities	$51.2	$62.8
Cryptocurrencies	8.6	11.5
Options	0.5	0.5
Cash held by users	8.1	17.2
Receivables from users	(4.2)	(3.2)
AUC	$64.2	$88.8
The following table describes the changes within AUC:

	Three Months Ended June 30,
(in billions)	2022	2023
Beginning AUC	$93.1	$78.4
Net Deposits	5.2	4.1
Net market gains (losses)	(34.1)	6.3
Ending AUC	$64.2	$88.8

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
The following table presents a reconciliation of net loss, which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Net income (loss)	$(295)	$25	$(687)	$(486)
Add:
Interest expenses related to credit facilities	6	5	12	11
Provision for (benefit from) income taxes	1	(3)	2	(1)
Depreciation and amortization	17	15	29	35
EBITDA (non-GAAP)	(271)	42	(644)	(441)
2021 Founders Award Cancellation	—	—	—	485
SBC excluding 2021 Founders Award Cancellation(1)	164	109	384	222
Restructuring charges(2)	17	—	17	—
Significant legal and tax settlements and reserves	10	—	20	—
Adjusted EBITDA (non-GAAP)	$(80)	$151	$(223)	$266
________________
(1)SBC excluding 2021 Founders Award Cancellation included a net reduction of $24 million as a result of the reversal of previously recognized expense for stock awards that were forfeited in connection with the April 2022 Restructuring.
(2)Restructuring charges related to the April 2022 Restructuring and primarily consisted of employee-related wages and benefits and severance expenses.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenues:
Transaction-based revenues	$202	$193	$420	$400
Net interest revenues	74	234	129	442
Other revenues	42	59	68	85
Total net revenues	318	486	617	927

Operating expenses:(1)
Brokerage and transaction	30	39	61	75
Technology and development	245	207	513	406
Operations	86	36	177	78
Marketing	23	25	55	51
General and administrative	226	159	494	806
Total operating expenses	610	466	1,300	1,416
Other (income) expense, net	2	(2)	2	(2)
Income (loss) before income taxes	(294)	22	(685)	(487)
Provision for (benefit from) income taxes	1	(3)	2	(1)
Net income (loss)	$(295)	$25	$(687)	$(486)
_______________
(1)Includes SBC expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Brokerage and transaction	$1	$2	$2	$4
Technology and development	59	56	141	110
Operations	1	1	5	3
Marketing	(2)	1	3	2
General and administrative	105	49	233	588
Total SBC expense	$164	$109	$384	$707

Comparison of the Three and Six Months Ended June 30, 2022 and 2023
Revenues
Transaction-Based Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Transaction-based revenues
Options	$113	$127	12%	$240	$260	8%
Cryptocurrencies	58	31	(47)%	112	69	(38)%
Equities	29	25	(14)%	65	52	(20)%
Other	2	10	400%	3	19	533%
Total transaction-based revenues	$202	$193	(4)%	$420	$400	(5)%
Transaction-based revenues as a % of total net revenues:
Options	36%	26%		39%	28%
Cryptocurrencies	18%	6%		18%	7%
Equities	9%	5%		11%	6%
Other	1%	3%		—%	2%
Total transaction-based revenues	64%	40%		68%	43%
Transaction-based revenues decreased by $9 million and $20 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year, primarily driven by the market environment, which had a negative impact on the number of traders across all asset classes, and a decrease in Notional Trading Volumes across cryptocurrencies and equities, partially offset by an increase in Options Contracts Traded.
Crypto DARTs decreased from 0.4 million to 0.2 million, for both the three and six months ended June 30, 2023, compared to the same periods in the prior year. Additionally, the number of users placing cryptocurrency trades decreased 39% and 38% and the average Notional Trading Volume traded per trader decreased 20% and 23%. The decrease was partially offset by a higher rebate rate from crypto market makers.
Equities DARTs decreased from 1.6 million to 1.5 million and 1.7 million to 1.5 million, for the three and six months ended June 30, 2023, compared to the same periods in the prior year. The number of users placing equity trades decreased 16% and 7% while the average Notional Trading Volume per trader increased 9% and 6%. Additionally, we experienced lower equity rebate rates due to reduced spreads in securities pricing.
Options Contracts Traded were up 35% and 24% for the three and six months ended June 30, 2023, compared to the same periods in the prior year. Options DARTs increased from 0.5 million to 0.6 million and remained flat at 0.6 million, compared to the same periods in the prior year. However, the number of users placing option trades decreased 18% and 23%. Further, we experienced lower option rebate rates due to reduced market volatility and the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Net interest revenues:
Interest on corporate cash and investments	$10	$74	640%	$11	$142	NM
Margin interest	39	57	46%	74	110	49%
Interest on segregated cash and cash equivalents and deposits	6	52	767%	7	97	NM
Securities lending, net	23	27	17%	47	53	13%
Cash sweep	2	29	NM	2	51	NM
Interest expenses related to credit facilities	(6)	(5)	(17)%	(12)	(11)	(8)%
Total net interest revenues	$74	$234	216%	$129	$442	243%
Net interest revenues as a % of total net revenues:
Interest on corporate cash and investments	3%	15%		2%	15%
Margin interest	12%	12%		12%	12%
Interest on segregated cash and cash equivalents and deposits	2%	10%		1%	10%
Securities lending, net	7%	6%		8%	6%
Cash sweep	1%	6%		—%	6%
Interest expenses related to credit facilities	(2)%	(1)%		(2)%	(1)%
Total net interest revenues	23%	48%		21%	48%
Net interest revenues increased by $160 million and $313 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year. The increase was driven by the higher short term interest rate environment due to the rise in the federal funds rate, which is an input to our floating margin rate calculation and impacts the interest rate we receive on investable assets. Net interest revenues from margin interest also increased due to the higher interest rate while our Margin Book balance declined year-over-year. Segregated cash and cash equivalents and deposits as well as cash sweep balances increased year-over-year, which also contributed to the higher net interest revenues.

The following table summarizes interest-earning assets, the revenue or expense generated by these assets, and their respective annualized yields (computed based on average balance over the quarter):

(in millions, except for annualized yield)	Margin Book(1)	Cash and deposits(2)	Cash sweep (off-balance sheet)(3)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities	Net interest revenue
Three Months Ended June 30, 2023
June 30, 2023	$3,314	$10,758	$11,903	$25,975
March 31, 2023	3,117	10,405	8,881	22,403
Average(4)	3,216	10,582	10,392	24,189
Revenue/(expense)	57	126	29	212	$27	$(5)	$234
Annual yield(5)	7.09%	4.76%	1.12%	3.51%			3.87%

Three Months Ended March 31, 2023
March 31, 2023	$3,117	$10,405	$8,881	$22,403
December 31, 2022	3,089	9,530	5,837	18,456
Average(4)	3,103	9,968	7,359	20,430
Revenue/(expense)	53	113	22	188	$26	$(6)	$208
Annual yield(5)	6.83%	4.53%	1.20%	3.68%			4.07%

Three Months Ended June 30, 2022
June 30, 2022	$4,142	$9,717	$2,408	$16,267
March 31, 2022	5,292	10,983	2,275	18,550
Average(4)	4,717	10,350	2,341	17,408
Revenue/(expense)	39	16	2	57	$23	$(6)	$74
Annual yield(5)	3.31%	0.62%	0.34%	1.31%			1.70%

Six Months Ended June 30, 2023
June 30, 2023	$3,314	$10,758	$11,903	$25,975
December 31, 2022	3,089	9,530	5,837	18,456
Average(4)	3,201	10,144	8,870	22,215
Revenue/(expense)	110	239	51	400	$53	$(11)	$442
Annual yield(5)	6.87%	4.71%	1.15%	3.60%			1.99%

Six Months Ended June 30, 2022
June 30, 2022	$4,142	$9,717	$2,408	$16,267
December 31, 2021	6,467	10,600	2,095	19,162
Average(4)	5,304	10,159	2,251	17,714
Revenue/(expense)	74	18	2	94	$47	$(12)	$129
Annual yield(5)	2.79%	0.35%	0.18%	1.06%			0.73%
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
(4) Average balance rows present a simple average of the ending balances as of each of the indicated dates for the relevant period.
(5) Annual yield is calculated by annualizing revenue/expense for the given period then dividing by the applicable average asset balance.

Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Other revenues	$42	$59	40%	$68	$85	25%
Other revenues as a % of total net revenues	13%	12%		11%	9%
Other revenues increased $17 million for both the three and six months ended June 30, 2023, compared to the same periods in the prior year, primarily due to increases in proxy revenues of $15 million and $16 million as a result of the growth in our proxy service.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Operating expenses:
Brokerage and transaction	$30	$39	30%	$61	$75	23%
Technology and development	245	207	(16)%	513	406	(21)%
Operations	86	36	(58)%	177	78	(56)%
Marketing	23	25	9%	55	51	(7)%
General and administrative	226	159	(30)%	494	806	63%
Total operating expenses	$610	$466	(24)%	$1,300	$1,416	9%
Percent of net revenues:
Brokerage and transaction	9%	8%		10%	8%
Technology and development	77%	43%		83%	44%
Operations	27%	7%		29%	8%
Marketing	8%	5%		9%	6%
General and administrative	71%	33%		80%	87%
Total operating expenses	192%	96%		211%	153%
Brokerage and Transaction

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Broker-dealer transaction expenses	$5	$9	80%	$14	$18	29%
Employee compensation, benefits, and overhead, excluding SBC	5	9	80%	10	15	50%
Market data expenses	7	5	(29)%	14	11	(21)%
SBC	1	2	100%	2	4	100%
Other	12	14	17%	21	27	29%
Total	$30	$39	30%	$61	$75	23%
Brokerage and transaction costs increased by $9 million and $14 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year, primarily due to increases in broker-dealer transaction expenses of $4 million for both periods, mainly driven by increases in clearing fees due to higher option trading activities. In addition, for the six months ended June 30, 2023, other brokerage and transaction costs increased $6 million, mainly driven by expenses associated with certain new products and features launched during the second quarter of 2022.
Technology and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Employee compensation, benefits, and overhead, excluding SBC	$106	$84	(21)%	$210	$163	(22)%
SBC	59	56	(5)%	141	110	(22)%
Cloud infrastructure services	48	35	(27)%	104	67	(36)%
Software and tools	27	27	—%	48	56	17%
Other	5	5	—%	10	10	—%
Total	$245	$207	(16)%	$513	$406	(21)%
Technology and development costs decreased by $38 million and $107 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year, primarily due to decreases in employee compensation, benefits, and overhead of $22 million and $47 million and SBC expense of $3 million and $31 million, driven by reduced average headcount as part of our efforts to improve efficiency and operating costs. For the three and six months ended June 30, 2022, SBC expense included a net reduction of $16 million and employee compensation, benefits, and overhead included $6 million of separation related expenses due to the April 2022 Restructuring. Additionally, we experienced decreases in cloud infrastructure services of $13 million and $37 million, primarily due to decreases in user transactions and cost optimization efforts focusing on improvements in utilization of cloud infrastructure. For the six months ended June 30, 2023, these decreases were offset by an $8 million increase in software and tools primarily driven by amortization of internally developed software and other software services utilized in delivering our products.
Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Employee compensation, benefits, and overhead, excluding SBC	$42	$21	(50)%	$85	$42	(51)%
Provision for credit losses and fraud	12	6	(50)%	23	17	(26)%
Customer experience	27	6	(78)%	57	11	(81)%
SBC	1	1	—%	5	3	(40)%
Other	4	2	(50)%	7	5	(29)%
Total	$86	$36	(58)%	$177	$78	(56)%
Operations costs decreased by $50 million and $99 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year, primarily due to decreases in expenses associated with customer experience of $21 million and $46 million as we consolidated our third-party customer support centers due to overall decreases in user transactions. Additionally, employee compensation, benefits, and overhead decreased $21 million and $43 million, driven by reduced average headcount as part of our efforts to improve efficiency and operating costs. For the three and six months ended June 30, 2022, other employee compensation expense included approximately $3 million of separation related expenses due to the April 2022 Restructuring.

Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Digital marketing	$5	$6	20%	$11	$13	18%
Brand marketing	1	5	400%	2	11	450%
Employee compensation, benefits, and overhead, excluding SBC	7	6	(14)%	16	11	(31)%
Marketing incentives	3	2	(33)%	7	3	(57)%
SBC	(2)	1	150%	3	2	(33)%
Other	9	5	(44)%	16	11	(31)%
Total	$23	$25	9%	$55	$51	(7)%
For the three months ended June 30, 2023, marketing costs increased slightly by $2 million. For the six months ended June 30, 2023, marketing costs decreased by $4 million, primarily related to a decrease in other employee compensation, benefits, and overhead of $5 million, driven by reduced average headcount as part of our efforts to improve efficiency and operating costs. This decrease was partially offset by an increase in brand marketing of $9 million, primarily due to higher expenses spent on brand advertising campaigns.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
SBC related to 2021 Founders Award Cancellation	$—	$—	NM	$—	$485	NM
Employee compensation, benefits, and overhead, excluding SBC	64	58	(9)%	128	112	(13)%
SBC excluding 2021 Founders Award Cancellation	105	49	(53)%	233	103	(56)%
Legal expenses	17	27	59%	44	59	34%
Other professional fees	17	9	(47)%	33	16	(52)%
Settlements and penalties	11	—	NM	23	8	(65)%
Other	12	16	33%	33	23	(30)%
Total	$226	$159	(30)%	$494	$806	63%
General and administrative costs decreased by $67 million and increased by $312 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year. The increase for the six months ended June 30, 2023 was due to the 2021 Founders Award Cancellation of $485 million. For the three and six months ended June 30, 2023, due to reduced average headcount as part of our efforts to improve efficiency and operating costs, other SBC decreased by $56 million and $130 million and employee compensation, benefits, and overhead decreased by $6 million and $16 million. In addition, settlements and penalties decreased by $11 million and $15 million, which were partially offset by increases in legal expenses of $10 million and $15 million. Refer to Note 16 - Commitments & Contingencies of our unaudited condensed consolidated financial statements in this

Quarterly Report for more information. For the three and six months ended June 30, 2022, other SBC included a net reduction of $6 million and other employee compensation expense included approximately $7 million of separation related expenses due to the April 2022 Restructuring.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Provision for (benefit from) income taxes	$1	$(3)	(400)%	$2	$(1)	(150)%
Provision for income taxes decreased by $4 million and $3 million for the three and six months ended June 30, 2023, compared to the same period in the prior year, primarily due to the change in business operations related to our ongoing efficiency efforts for the three months ended June 30, 2023, offset by the non-deductible cancellation of the 2021 Founders Award Cancellation, and the change in valuation allowance on our U.S. federal and state deferred tax assets offset by our current taxes payable.
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
Liquid Assets
Our cash and cash equivalents were $6.34 billion and $5.83 billion as of December 31, 2022 and June 30, 2023. Our liquid investment portfolio comprised of available-for-sale securities were $10 million as of December 31, 2022. We had no available-for-sale securities as of June 30, 2023. Held-to-maturity investments that are maturing in one year can also be a source of liquidity, which were $321 million as of June 30, 2023. See Note 7 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Lines of Credit
As of June 30, 2023, we had a total of $2.81 billion in committed revolving lines of credit. See Note 11 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.

Commitments
The following table summarizes our short- and long-term material cash requirements as of June 30, 2023:

	Payments Due by Period
(in millions)	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Operating lease commitments	$175	$16	$55	$36	$68
Purchase commitments(1)	985	240	501	244	—
Total	$1,160	$256	$556	$280	$68
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
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2022	2023
Cash provided by (used in):
Operating activities	$(826)	$1,198
Investing activities	(60)	(482)
Financing activities	1	(4)
Cash provided by operating activities increased $2,024 million. The increase consisted of net loss adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Cash provided by operating activities resulting from net loss adjusted for certain non-cash items increased by $526 million. This was primarily due to lower net loss and higher SBC expense during six months ended June 30, 2023 as a result of the 2021 Founders Award Cancellation. Cash provided by operating activities resulting from changes in operating assets and liabilities increased $1,498 million. The increase was primarily driven by increases of $3,432 million for securities loaned and $1,090 million in payables to users, partially offset by decreases of $2,584 million for receivables from users, net and $377 million for securities borrowed.
Cash used in investing activities increased $422 million compared to the prior period. The change was primarily driven by an increase in cash used in investing activities of $485 million from purchases of held-to-maturity investments, partially offset by an increase of $5 million in cash provided by investing activities related to proceeds from maturities of available-for-sale investments.
Cash used in financing activities increased $5 million compared to the prior period which was primarily driven by decreases of $4 million in cash provided by financing activities from proceeds from issuance of common stock from the Employee Share Purchase Plan (”ESPP”) and $3 million from proceeds from exercise of stock options, net of repurchases.

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
The table below summarizes the net capital, capital requirements, and excess net capital of RHS and RHF:

	June 30, 2023
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,639	$71	$2,568
RHF	$342	$0.25	$342
As of June 30, 2023, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.
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
There have been no material changes to our critical accounting estimates during the six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2022 Form 10-K.
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

Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents, cash and cash equivalents segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of June 30, 2023, indicate that a hypothetical 100 basis point decrease in interest rates would have had a negatively correlated impact of approximately 11% on total net revenues.
Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.
We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 11 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of June 30, 2023, we had limited financial exposure associated with changes in interest rates as of such date.
We have established a comprehensive interest rate risk management policy, which formalizes our approach to managing interest rate risk arising in connection with the operation of our businesses. The policy sets forth policies and procedures pursuant to which we will identify interest rate risk exposure, identify and implement appropriate hedging strategies and hedging instruments, and analyze the effectiveness of our hedging strategies. Interest rate instruments will be used for hedging purposes only and not for speculation.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements — Note 16 - Commitments & Contingencies.”

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
•Our support for Crypto Transfers, Robinhood Wallet, Robinhood Connect, the Robinhood Cash Card (each as defined below), X1 Card, spending accounts, and other payments services increases the risk that our platform could be exploited to facilitate illegal payments, potentially resulting in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.
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

However, the circumstances that accelerated the growth of our business over the last few years, including an extended period of general macroeconomic growth in the U.S., as well as growth in the financial services and technology industries in which we operate, did not continue in 2022 and the first half of 2023 and might not return in the future. For example, for fiscal year 2022, our revenue was $1,358 million, representing an annual decline of 25%, and we had Net Cumulative Funded Accounts of 23 million, representing an annual growth of only 1%. In addition, following the March 2020 onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform. As the COVID-19 pandemic began to subside in the second half of 2021 and the related circumstances that accelerated the growth of our business did not continue, we saw the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods.

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
We have expanded our operations rapidly, including continuing to introduce new products and services in our platform, and have limited operating experience at our current scale, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. For example, in 2020 and the first half of 2021, we went through a period of hyper growth accelerated by several factors including pandemic lockdowns, low interest rates, and fiscal stimulus. However, as a result of the general downturn in economic conditions and the U.S. equity markets in 2022, we announced two restructurings in April 2022 (the “April 2022 Restructuring”) and August of 2022 (the “August 2022

Restructuring”) that impacted approximately 1,100 employees and scaled back hiring plans. As part of our ongoing efforts in the normal course of business, we continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers.

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
•ceasing support for certain cryptocurrencies on our platform that the SEC or a court has asserted or determined are securities or proactively removing certain cryptocurrencies because they share similarities with such cryptocurrencies;
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
We incurred operating losses each year from our inception in 2013 through 2019, including GAAP net losses of $6 million, $58 million, and $107 million for years 2017, 2018, and 2019, respectively. Although we generated positive GAAP net income for 2020, we returned to a net loss position for 2021 and 2022 as our operating expenses increased substantially. While we generated positive net income in the second quarter of 2023, we might not be able to sustain our revenue and/or further reduce our operating expenses by sufficient amounts to continue to generate net income in the future.
Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.
A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues. In addition, to the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our platform are securities, we might not continue to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our platform) or it might cause us to proactively remove certain cryptocurrencies from our platform because they share similarities with such cryptocurrencies.

Risks Related to our Business Relationships with Market Makers

Our PFOF and Transaction Rebate arrangements with market makers are a matter of practice and business understanding and not documented under binding contracts. If any of these market makers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other market makers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement market makers in a timely manner, our transaction-based revenue would be negatively impacted. This risk is particularly heightened for cryptocurrencies because fewer market makers are currently able to execute cryptocurrency trades. For instance, in May 2023, two prominent market makers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. Without additional market makers supporting cryptocurrencies entering the industry in the United States, the risk that we may be unable to find suitable market makers to support cryptocurrencies is increasingly heightened. Furthermore, if market makers decide to alter our fee structure, our transaction-based revenue could significantly decrease.

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

A large portion of our revenue comes from interest income earned from our corporate cash and investment portfolio, our securities lending activities, cash sweep, and from interest-rate sensitive assets, including receivables from users’ margin-borrowing and other assets underlying the customer balances we hold on our balance sheets as customer accounts. Interest rates are the key driver of our net interest income and are subject to many factors beyond our control. As interest rates increased starting in 2022, interest income has contributed an increasing share of our total net revenues. Reductions in interest rates and a return to a low interest rate environment would negatively impact our net income and adversely impact our customers’ returns on their cash deposits. For a more detailed discussion of interest rate risk and an estimate of how a hypothetical 100 basis point increase or decrease in interest rates could affect our total net revenues, see “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” elsewhere in this report. Changes to the level or mix of interest earning balances could also negatively impact our net income if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates.

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

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected in the future by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in July 2023, the SEC proposed amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. Any such amendments could make it more difficult for us to comply with these regulations.

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

•actual or alleged illegal, negligent, reckless, fraudulent or otherwise inappropriate behavior by our management team, our other employees or contractors, our customers or third-party service providers or partners as well as complaints or negative publicity about such individuals or companies;
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
•any regulatory action that results in changes to, or prohibits us from offering, certain features, products or services;
•any new policies, features, products, or services, or changes to our policies, features, products, or services, that customers or others perceive as overly restrictive, unclear, inconsistent with our values or mission, or not clearly articulated;
•a failure to operate our business in a way that is consistent with our values and mission;
•inadequate or unsatisfactory customer support experiences;
•negative responses by customers or regulators to our business model or to particular features, products or services;
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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities or cryptocurrencies trading generally (such as the bear markets that developed for equities and crypto in the second quarter of 2022 and continued into 2023 (the “2022 Bear Markets”)), changes in the markets in which such transactions occur (such as following the 2022 Crypto Bankruptcies), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. For example, as a result of the 2022 Bear Markets, for fiscal year 2022, our daily revenue trades for options, equities, and crypto declined by 33%, 49%, and 75%, compared to fiscal year 2021. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

Our working model, which allows a subset of our employees to work remotely, subjects us to heightened operational risks.

We currently have a remote work policy, under which a large segment of our employees are not required to come into the office on a daily basis, although we have announced that, effective mid-September, we expect most employees living within 35 miles of any of our offices to resume in-office work at least three days a week (the “Return to Office policy”). Employees who do not live within 35 miles of any of our offices will continue to be allowed to work remotely full-time. Allowing our employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.
Allowing for remote work has also made and might continue to make it more difficult for us to preserve our corporate culture of innovation and our employees might have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that requiring a subset of employees to resume in-office work, or allowing certain employees to continue to work remotely, will not have a negative impact on employee morale or productivity. Any failure to overcome the challenges presented by our Return to Office policy and remote work policy could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, maintain product development velocity, and execute on our business strategy.
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

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on SBC, the continuing declines in our stock price (which make previously-granted SBC less valuable) have exacerbated the difficulty of recruiting, retaining, and motivating highly skilled personnel. Additionally, the Return to Office policy may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following the April 2022 Restructuring and August 2022 Restructuring, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

We believe that a critical component of our efforts to attract and retain employees has been our corporate culture of innovation. We have invested substantial time and resources in building our team. As we continue to expand internationally, we will face new challenges to maintain our corporate culture of innovation among a larger number of geographically dispersed and remote employees, as well as other service providers. Failure to preserve our company culture could harm our ability to retain and recruit personnel.

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

As part of our business strategy, we have made and might continue to make acquisitions of, or investments in, specialized employees or other compatible companies, products, or technologies. We also have entered into and might continue to enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions might be subject to third-party approvals, such as governmental and other regulatory approvals, which are beyond our control, and may take longer than expected to be obtained, if at all.

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

In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures prior to and following closing, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, we might not be able to integrate the acquired personnel, operations, products, and technologies successfully or face challenges in doing so, or effectively manage the combined business following the acquisition. Moreover, the anticipated benefits of any acquisition or investment might not be realized, the acquisition or investment might not perform in accordance with expectations, and we might be exposed to unknown liabilities.

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

We currently only offer services to the public outside the United States through our web3 self-custodial crypto wallet (the “Robinhood Wallet”), which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. (“RHNC”).

We have publicly stated that we set a goal to offer brokerage services in the U.K. by the end of 2023, and we intend to continue expanding our operations outside of the United States. International expansion will require significant resources and management attention and will subject us to regulatory, economic, operational, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:

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
•the need to recruit and manage staff in new countries and regions to support international operations, and comply with employment law, tax, payroll, and benefits requirements in multiple countries;
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

These and other proceedings, some of which are described in Note 16 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

In connection with litigation settlements, we have in the past and might in the future be required to make expenditures to enhance our compliance activities. For example, in connection with the August 2022 NYDFS settlement, we engaged an independent consultant to perform a comprehensive evaluation of our compliance program and remediation efforts with respect to identified deficiencies and violations. The independent consultant’s evaluation is still ongoing, and resulted in a recommendation to implement enhancements in certain areas identified in the settlement, which require significant effort to implement.

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

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. In December 2022, the SEC proposed the December 2022 Rule Proposals, which relate to (i) best execution, (ii) order competition, (iii) order execution disclosure, and (iv) order tick size and fee caps. The SEC issued a request for information and public comment on digital engagement practices by broker-dealers and investment advisers in August 2021. In his April 2023 testimony before the U.S. House of Representatives Committee on Financial Services, Chair Gensler stated that he had asked the SEC staff to make recommendations for rule proposals addressing conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others. On July 26, 2023, the SEC proposed new rules (the “July 2023 Rule Proposals”) that would impose new obligations on registered broker-dealers and investment advisers with respect to their use of certain covered technologies when interacting with investors. If adopted as proposed, the July 2023 Rule Proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and could significantly change the way that we interact with existing and prospective customers—which may adversely impact our business and revenues.

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

For more information about the legal proceedings in which we are currently involved, see Note 16 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report.

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

Although our operations are currently concentrated in the United States, we intend to continue expanding our operations outside of the United States. As we expand internationally, we will become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing. In order to comply with applicable laws, we will need to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

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
•customer resistance to and non-acceptance of cryptocurrencies; and
•customer dissatisfaction with the limited number of cryptocurrencies available on our platform or with our ceasing support for cryptocurrencies on our platform that the SEC or a court has asserted or determined are securities or our proactively removing certain cryptocurrencies from our platform because they share similarities with such cryptocurrencies.

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

Additionally, in order to deliver a high-quality mobile experience for our customers, it is important that our products and services work well with a range of mobile technologies, products, systems, networks, hardware and standards that we do not control. We need to continuously modify, enhance, and improve our products and services to keep pace with changes in internet-related hardware, mobile operating systems and other software, communication, browser, and database technologies. We might not be successful in developing products that operate effectively with these technologies, products, systems, networks or standards or in bringing them to market quickly or cost-effectively in response to market demands. If our customers choose to not update our app to the latest version, or if it is otherwise difficult for them to access or use our app on their mobile devices, or if they use mobile products that do not offer access to our app, our customer growth and engagement could be adversely affected and our revenues might decline. In addition, if our customers use older versions of our app it may result in customer complaints and regulatory inquiries that could lead to arbitration claims or regulatory sanctions.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the European Union and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 16 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

Any failure or perceived failure by us or our third-party service providers to cpomply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

Risks Related to Our Brokerage Products and Services

If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions.

The SEC, FINRA, and various state regulators have stringent rules or proposed rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain liquidity reserves. Our failure to maintain the required net capital levels could result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded (for instance, the SEC has proposed amendments to Rule 15c3-3 as discussed above), if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

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

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, could lead to (i) civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) the risk of fines or other actions by regulators. For example, the Q4 2022 Processing Error resulted in a $57 million loss and we have received requests for information from FINRA staff related to this matter. All customers can place limit orders to buy whole shares of certain of the most traded ETFs and individual stocks– 24 hours a day, five days a week, through Robinhood 24 Hour Market. Extending our after-hours coverage has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur during extended hours.

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

Risks associated with providing investment recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. New regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. In addition, various states are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers. The SEC’s July 2023 Rule Proposals, if adopted as proposed, would impose new requirements with respect to our use of a wide range of covered technologies when we are engaging or communicating with existing and prospective customers. If adopted as proposed, the proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and would introduce new regulatory considerations or requirements that would apply to our communications and interactions with existing and prospective customers, including to the extent we provide investment advice or recommendations to them.

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

If services that we do not consider to be recommendations (such as educational materials, and our editorial offerings, including Robinhood Snacks) are construed as constituting investment advice or recommendations, we have been and could be in the future subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 16

- Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers. .

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
•Regulatory measures, if any, that affect the use and value of cryptocurrencies or regulatory or judicial assertions or determinations that certain cryptocurrencies are securities.
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

While we currently support several cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform. The listing committee of Robinhood Crypto conducts regular reviews of the cryptocurrencies available on our platform and possesses the authority to delist and cease support for any asset based on various factors. Ceasing support for a cryptocurrency with substantial market interest (or if our consideration to cease supporting such a cryptocurrency becomes known) has in the past exposed, and may continue to expose us to negative attention, adversely impacting our business, including revenue loss from no longer supporting a cryptocurrency or customer reaction to such a decision. For instance, in the past we have encountered an influx of customer complaints related to our decisions to cease support for certain cryptocurrencies.

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

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. federal and state securities laws. The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Occasionally, though the SEC and its staff have taken positions that certain cryptocurrencies are “securities” – often in the context of enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. While prior public statements by senior officials at the SEC indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms), Bitcoin and Ethereum were the only specific cryptocurrencies as to which senior officials at the SEC had publicly expressed such a view. However, Chair Gensler was quoted in a February 2023 interview as saying “[e]verything other than Bitcoin” when discussing the SEC’s purview with respect to cryptocurrency and in April 2023 declined to provide his view when asked if he considered Ethereum to be a security during his testimony to the U.S. House of Representatives Financial Services Committee. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the

SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. In September 2022, Chair Gensler stated in a speech that he believes a vast majority of the nearly 10,000 tokens in the crypto market are securities and reiterated this statement in his September 2022 testimony before the U.S. Senate Committee on Banking, Housing, and Urban Affairs and April 2023 testimony before the U.S. House of Representatives Committee on Financial Services. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to assert or determine that a cryptocurrency supported by our platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. Additionally, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) (collectively, the “Coinbase and Binance Charges”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities, including Cardano, Polygon, and Solana, which were supported on our platform. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. Although we have since ceased support for Cardano, Polygon, and Solana, we do offer the Robinhood Wallet, which is a self-custodial crypto wallet. The outcome of these matters provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we also have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations.

To the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our platform are securities, that assertion or determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. In particular, Chair Gensler noted in his April 2023 testimony that “Given that most crypto tokens are securities, it follows that many crypto intermediaries are transacting in securities and have to register with the SEC” and that crypto investors should benefit from compliance with the securities laws. In April 2023, the SEC also reopened the comment period and provided supplemental information on proposed amendments to the definition of “exchange” under Exchange Act Rule 3b-16, including reiterating the applicability of existing rules to platforms that trade crypto asset securities. Additionally, any determination that Bitcoin or Ethereum is a security could draw negative publicity and cause a decline in the general acceptance of cryptocurrencies. Also, it would make it more difficult for Bitcoin or Ethereum, as applicable, to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. In addition, our growth might be adversely affected if we are not able to expand our platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

We continue to analyze the cryptocurrencies supported on our platform under our internal policies and procedures (collectively, our “Crypto Listing Framework”) on a periodic basis to ensure that they continue to meet our requirements for continued support on our platform which include, among other factors, that we continue to believe they are not securities under U.S. federal and state securities laws. We may make the determination to cease support for a cryptocurrency for any one or a variety of factors based on a totality of the circumstances under our Crypto Listing Framework. However, an assertion or determination by the SEC or a court that a cryptocurrency supported by our platform constitutes a security could also result in our determination that it is advisable to remove that and other cryptocurrencies from our platform that have similar characteristics to the cryptocurrency that was asserted or determined to be a security. If we proactively remove certain cryptocurrencies from our platform because the SEC or a court has asserted or determined they constitute securities or because they share similarities with such cryptocurrencies or otherwise do not meet our Crypto Listing Framework, it has (for instance, with respect to Cardano, Polygon, and Solana) and could in the future negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such cryptocurrency on their platforms.

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

With Robinhood Wallet, our self-custody, web3 wallet, customers have sole access and control over their cryptocurrencies on the Polygon and Ethereum networks and personally hold and maintain their private keys. Although we do not custody cryptocurrencies held in a customer’s Robinhood Wallet and do not have access to customers’ private keys, customers who lose their private keys, and thus access to their Robinhood Wallet accounts, may react negatively. Although our account agreements for Crypto Transfers and Robinhood Wallet disclaims responsibility for losses caused by customer errors, such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

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

Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including, among others, Bitcoin Cash, BSV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, and Ethereum Proof-of-Work. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked cryptocurrencies. Due to the lack of a central registry or rulemaking body in the cryptocurrency market, no single entity has the ability to dictate the nomenclature of forked cryptocurrencies, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked cryptocurrencies, and which results in further confusion to customers as to the nature of cryptocurrencies they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities might harbor ill will towards other communities. As a result, certain community members might take actions that adversely impact the use, adoption and price of Bitcoin, Ethereum or any of their forked alternatives.

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

Moreover, we might decide not to or not be able to support a cryptocurrency resulting from the fork of a network which might cause our customers to lose confidence in us or reduce their engagement on our platform. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to check whether the cryptocurrencies we support remain safe and secure. There are several considerations that we consider as part of our Crypto Listing Framework (including security or infrastructure concerns that might arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which might operate to limit our ability to support forks. Further, we generally do not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community. To the extent that we decide not to support, or to cease support of, certain forked cryptocurrencies, it could negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such forked cryptocurrencies on their platforms.

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

We might also be harmed by the loss of any of our banking partners and market makers. As a result of the many regulations applicable to cryptocurrencies or the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payments services, or other financial services to companies providing cryptocurrency products, including us. For instance, in May 2023, two prominent market makers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. If we or our market makers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, if these banks impose significant operational restrictions, or if these banks were to fail or be taken over by the FDIC, such as occurred in the 2023 Banking Events, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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
Risks Related to Our Payments Products and Services

Our payments products and services subject us to risks related to bank partnerships, FDIC pass-through insurance and other regulatory obligations.

We offer spending accounts (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and we have also partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users are opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. Additionally, the X1 Card is issued by Coastal Community Bank (“Coastal”), a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. Our partner banks are members of the FDIC.
We believe our record keeping for our users’ funds held in Robinhood Cash Card accounts at Sutton and held in spending accounts at our other partner bank complies with all applicable requirements for each participating user’s deposits to be eligible for FDIC insurance coverage, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC might not recognize users’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our users’ funds held at our partner banks are not covered by deposit insurance, participating users might decide to withdraw their funds, which could adversely affect our brand and our business. Due to the fact that we are deemed a service-provider to our partner banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB.
As a result of the stored value spending account program and the Robinhood Cash Card, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. As a result of the X1 Card, we are also subject to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, and subject to fines and higher transaction fees. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.
Offering the X1 Card increases our exposure to customer defaults and credit risk and could result in losses.
We market consumer credit cards originated by our partner bank, Coastal, pursuant to our program agreement (the “X1 Card Program”) and indemnify Coastal for certain losses on the X1 Card Program. The revenue generated from the X1 Card Program, as well as the extent of credit losses incurred, depends in part on Coastal’s ability to manage credit risk while attracting new customers with profitable usage patterns. Coastal, in conjunction with X1, selects customers, manages accounts and establishes terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate for credit risk, while encouraging customers to use their available credit. The models and approaches that Coastal uses to manage credit risk may not accurately predict future charge-offs. Coastal’s ability to manage credit risk and our ability, as servicer, to avoid high charge-off rates also may be adversely affected by general economic conditions including unemployment, the availability of consumer credit and the competitive environment, as well as events that may be difficult to predict, such as a general downturn in economic conditions (like the one that occurred in 2022) or public health threats (like the COVID-19 pandemic). A material increase in credit losses and defaults could have adverse effects on our financial condition and results of operations.
Use of our payments services for illegal activities or improper purposes could harm our business.
The highly automated nature of, and liquidity offered by, our payments services to move money make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value account, Robinhood Cash Card, and X1 Card customers, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including Robinhood, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities on our payments platform, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.
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
In addition to registered intellectual property rights, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information and know-how. We attempt to protect our intellectual property, technology, and confidential information by requiring our employees, contractors, consultants, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf to enter into agreements relating to confidentiality and invention assignments, and third parties we share information with to enter into nondisclosure and confidentiality agreements. However, we might not have any such agreements in place with some of the parties who have developed intellectual property on our behalf and/or with some of the parties that have or might have had access to our confidential information, know-how, and trade secrets. Even where these agreements are in place, they might be insufficient or breached, or might not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation, or reverse engineering of our confidential information, intellectual property, or technology. Moreover, these agreements might not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed.
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

We are, and may in the future become, subject to complex and evolving U.S. and foreign tax laws and regulations, which might in the future make changes to corporate income tax rates, the treatment of foreign earnings, or other income tax laws that could have an adverse impact on our business, result of operations, financial condition and cash flows.

Our determination of our tax liability is subject to review by applicable tax authorities. The determination of our tax liabilities requires significant judgment and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is complex and uncertain. Although we believe our determinations are reasonable, the ultimate amount of our tax obligations owed might differ from the amounts recorded in our financial statements in the event of a review by applicable tax authorities and any such difference could have an adverse effect on our results of operations. Tax authorities might also disagree with certain positions we have taken or might take in the future, which could subject us to additional tax liabilities.

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

As of June 30, 2023, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially. For example, as of January 6, 2023, 55,273,469 shares of our outstanding common stock (the “Emergent Shares”) that were originally acquired by Emergent Fidelity Technologies, Ltd., a holding company which was majority owned by Samuel Benjamin Bankman-Fried, are held by the DOJ. Mr. Bankman-Fried has been indicted on criminal charges related to his involvement with FTX, and the DOJ seized the Emergent Shares in connection with his indictment. On February 8, 2023, we announced that our board of directors had authorized us to pursue purchasing most or all of the Emergent Shares and that we cannot predict when, or if, the share purchase will take place. Any substantial sale of the Emergent Shares or perception that such a sale might occur could cause the trading price of our Class A common stock to decline substantially.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From April 1, 2023 through June 30, 2023 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) On May 16, 2023, Steven Quirk, our Chief Brokerage Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell (i) up to 61,686 shares of our Class A common stock, (ii) up to 139,929 shares of our Class A common stock (less certain shares previously sold under predecessor Rule 10b5-1 trading arrangements), and (iii) designated percentages of the net settlement of 689,556 unvested RSUs, in each case on or prior to September 27, 2024. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
In addition, certain of our officers may, from time to time, make elections to participate in our ESPP and to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c) of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 3, 2023.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)