Form 10-Q
period 2023-09-30
Robinhood Markets, Inc.
filed 2023-11-07
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 737,937,831 and 126,844,136.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Robinhood Markets, Inc. (together with its subsidiaries, “we”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:
•our expectations regarding legal and regulatory proceedings and investigations;
•our expectation that we will soon launch brokerage operations in the UK, our plans to launch crypto trading in the EU following our UK launch, and our intent to continue expanding our operations outside of the United States;

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
•the difficulty of managing our business effectively, including the size of our workforce, and the risk of declining or negative growth;
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
We use the “Overview” tab of our Investor Relations website (accessible at investors.robinhood.com/overview) and its Newsroom, (accessible at newsroom.aboutrobinhood.com), as means of disclosing information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (“Reg. FD”). Investors should routinely monitor those web pages, in addition to our press releases, SEC filings, and public conference calls and webcasts, as information posted on them could be deemed to be material information. Visitors to Robinhood’s blog, Under the Hood (accessible at blog.robinhood.com), which it had used for this purpose, will be redirected to its Newsroom. The contents of our websites are not intended to be incorporated by reference into this Quarterly Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(in millions, except share and per share data)	2022	2023
Assets
Current assets:
Cash and cash equivalents	$6,339	$4,889
Cash segregated under federal and other regulations	2,995	3,448
Receivables from brokers, dealers, and clearing organizations	76	63
Receivables from users, net	3,218	3,704
Securities borrowed	517	1,204
Deposits with clearing organizations	186	275
Asset related to user cryptocurrencies safeguarding obligation	8,431	10,183
User-held fractional shares	997	1,396
Held-to-maturity investments	—	372
Prepaid expenses	86	75
Other current assets	72	130
Total current assets	22,917	25,739
Property, software, and equipment, net	146	123
Goodwill	100	164
Intangible assets, net	25	53
Non-current held-to-maturity investments	—	118
Non-current prepaid expenses	17	3
Other non-current assets	132	118
Total assets	$23,337	$26,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$185	$373
Payables to users	4,701	4,325
Securities loaned	1,834	3,245
User cryptocurrencies safeguarding obligation	8,431	10,183
Fractional shares repurchase obligation	997	1,396
Other current liabilities	105	126
Total current liabilities	16,253	19,648
Other non-current liabilities	128	96
Total liabilities	16,381	19,744
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022; and September 30, 2023.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,888,917 shares issued and outstanding as of December 31, 2022; 21,000,000,000 shares authorized, 735,575,641 shares issued and outstanding as of September 30, 2023.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 127,862,654 shares issued and outstanding as of December 31, 2022; 700,000,000 shares authorized, 126,983,025 shares issued and outstanding as of September 30, 2023.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and September 30, 2023.	—	—
Additional paid-in capital	11,861	12,054
Accumulated other comprehensive income (loss)	—	(4)
Accumulated deficit	(4,905)	(5,476)
Total stockholders’ equity	6,956	6,574
Total liabilities and stockholders’ equity	$23,337	$26,318
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
6

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2022	2023	2022	2023
Revenues:
Transaction-based revenues	$208	$185	$628	$585
Net interest revenues	128	251	257	693
Other revenues	25	31	93	116
Total net revenues	361	467	978	1,394

Operating expenses:
Brokerage and transaction	33	39	94	114
Technology and development	185	202	698	608
Operations	65	41	242	119
Marketing	19	28	74	79
General and administrative	233	230	727	1,036
Total operating expenses	535	540	1,835	1,956

Other (income) expense, net	—	2	2	—
Loss before income taxes	(174)	(75)	(859)	(562)
Provision for income taxes	1	10	3	9
Net loss	$(175)	$(85)	$(862)	$(571)
Net loss attributable to common stockholders:
Basic	$(175)	$(85)	$(862)	$(571)
Diluted	$(175)	$(85)	$(862)	$(571)
Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.09)	$(0.99)	$(0.64)
Diluted	$(0.20)	$(0.09)	$(0.99)	$(0.64)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	882,356,575	895,108,790	875,055,571	898,999,464
Diluted	882,356,575	895,108,790	875,055,571	898,999,464
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Net loss	$(175)	$(85)	$(862)	$(571)
Other comprehensive loss, net of tax:
Foreign currency translation	(1)	—	(2)	—
Net loss on hedging instruments	—	(1)	—	(4)
Total other comprehensive loss, net of tax	(1)	(1)	(2)	(4)
Total comprehensive loss	$(176)	$(86)	$(864)	$(575)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2023
Operating activities:
Net loss	$(862)	$(571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44	54
Impairment of long-lived assets	47	12
Provision for credit losses	28	29
Share-based compensation	494	790
Other	8	(39)
Changes in operating assets and liabilities:
Receivables from brokers, dealers, and clearing organizations	13	13
Receivables from users, net	2,565	(502)
Securities borrowed	(139)	(687)
Deposits with clearing organizations	127	(89)
Current and non-current prepaid expenses	29	26
Other current and non-current assets	5	—
Accounts payable and accrued expenses	(45)	145
Payables to users	(1,080)	(376)
Securities loaned	(2,228)	1,411
Other current and non-current liabilities	(39)	5
Net cash provided by (used in) operating activities	(1,033)	221
Investing activities:
Purchases of property, software, and equipment	(25)	(1)
Capitalization of internally developed software	(22)	(14)
Purchases of available-for-sale investments	(24)	—
Proceeds from sales and maturities of available-for-sale investments	19	10
Purchases of held-to-maturity investments	—	(651)
Proceeds from maturities of held-to-maturity investments	—	167
Acquisitions of a business, net of cash and cash equivalents acquired	—	(90)
Other	(19)	—
Net cash used in investing activities	(71)	(579)
Financing activities:
Proceeds from issuance of common stock under the Employee Stock Purchase Plan (“ESPP”)	13	9
Taxes paid related to net share settlement of equity awards	(9)	(9)
Payments of debt issuance costs	(10)	(10)
Draws on credit facilities	21	20
Repayments on credit facilities	(21)	(20)
Change in principal collected from customers due to Coastal Bank	—	(3)
Proceeds from exercise of stock options, net of repurchases	6	2
Repurchase of common stock	—	(608)
Net cash provided by (used in) financing activities	—	(619)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	—
Net decrease in cash, cash equivalents, segregated cash and restricted cash	(1,106)	(977)
Cash, cash equivalents, segregated cash and restricted cash, beginning of the period	10,270	9,357
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$9,164	$8,380
Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$6,187	$4,889
Segregated cash, end of the period	2,954	3,448
Restricted cash in other current assets, end of the period	1	26
Restricted cash in other non-current assets, end of the period	22	17
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$9,164	$8,380
Supplemental disclosures:
Cash paid for interest	$6	$8
Cash paid for income taxes, net of refund received	$4	$9
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of June 30, 2022	878,257,164	$—		$11,581	$—	$(4,564)	$7,017
Net loss	—	—		—	—	(175)	(175)
Shares issued in connection with stock option exercise, net of repurchases	289,539	—		1	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	6,167,086	—		(2)	—	—	(2)
Change in other comprehensive loss	—	—		—	(1)	—	(1)
Share-based compensation	—	—	0	114	—	—	114
Balance as of September 30, 2022	884,713,789	$—		$11,694	$(1)	$(4,739)	$6,954

	Common stock			Additional paid-in capital		Accumulated other comprehensive loss		Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of June 30, 2023	909,694,702	$—		$12,581		$(3)		$(5,391)	$7,187
Net loss	—	—		—		—		(85)	(85)
Shares issued in connection with stock option exercise, net of repurchases	328,963	—		—		—		—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	7,808,470	—	—	(4)	—	—	—	—	(4)
Repurchase and retirement of Class A common stock	(55,273,469)	—		(611)		—		—	(611)
Change in other comprehensive loss	—	—		—		(1)		—	(1)
Share-based compensation	—	—		88		—		—	88
Balance as of September 30, 2023	862,558,666	$—		$12,054		$(4)		$(5,476)	$6,574
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2021	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	(862)	(862)
Shares issued in connection with stock option exercise, net of repurchases	2,152,493	—	6	—	—	6
Issuance of common stock in connection with Employee Stock Purchase Plan	1,529,727	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	17,118,956	—	(9)	—	—	(9)
Change in other comprehensive loss	—	—	—	(2)	—	(2)
Share-based compensation	—	—	515	—	—	515
Balance as of September 30, 2022	884,713,789	$—	$11,694	$(1)	$(4,739)	$6,954

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(571)	(571)
Shares issued in connection with stock option exercise, net of repurchases	1,125,929	—	2	—	—	2
Issuance of common stock in connection with Employee Stock Purchase Plan	1,225,069	—	9	—	—	9
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	22,729,566	—	(9)	—	—	(9)
Repurchase and retirement of Class A common stock	(55,273,469)	—	(611)	—	—	(611)
Change in other comprehensive loss	—	—	—	(4)	—	(4)
Share-based compensation	—	—	802	—	—	802
Balance as of September 30, 2023	862,558,666	$—	$12,054	$(4)	$(5,476)	$6,574
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
•Robinhood Money, LLC (“RHY”), which offers a pre-paid debit card (the “Robinhood Cash Card”) and a spending account that help customers invest, save, and earn rewards; and
•Robinhood Credit, Inc. (“Robinhood Credit”), which offers a no-fee credit card with rewards on each purchase.
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Market maker:
Citadel Securities, LLC	12%	11%	17%	12%
All others individually less than 10%	44%	26%	46%	28%
Total as percentage of total revenue:	56%	37%	63%	40%

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
Available-for-sale investments are recorded at fair value. We have elected the fair value option for our available-for-sale investments as we believe carrying these investments at fair value and taking changes in fair value through earnings best reflects their underlying economics. Fair value adjustments are presented in other (income) expense, net and interest earned on the debt securities as net interest revenues in our unaudited condensed consolidated statements of operations.
Held-to-maturity investments are securities that we have both the ability and positive intent to hold until maturity and are recorded at amortized cost. Interest income is calculated using the effective interest method, adjusted for deferred fees or costs, premium, or discount existing at the date of purchase. Interest earned is included in net interest revenues in our unaudited condensed consolidated statements of operations. We evaluate held-to-maturity investment for credit losses on a quarterly basis. We do not expect credit losses for our held-to-maturity investments that are obligations of states and political subdivisions and securities issued by U.S. government sponsored agencies. We monitor remaining securities by type and standard credit rating. There was no reserve for credit losses as of September 30, 2023.
Derivatives and Hedging Activities
All derivatives are recorded at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate the derivative in a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting if elected. As part of our interest rate risk management strategy, we use interest rate floors designated as cash flow hedges which involve the receipt of offsetting cash flows from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. Changes in fair value of the cash flow hedges are recognized in accumulated other comprehensive income (loss) (“AOCI”) and are subsequently reclassified to net interest revenues as interest payments are received on the hedged item. We assess hedge effectiveness on a quarterly basis to ensure all hedges remain highly effective. If the derivative financial instruments designated as cash flow hedges are deemed ineffective, changes in the fair value of the derivative financial instrument are recognized directly in net interest revenues.
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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that are material to us as of September 30, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no new accounting pronouncements that we have not yet adopted that are material to us as of September 30, 2023.
NOTE 3: BUSINESS COMBINATIONS
Acquisition of X1
On July 3, 2023, we acquired all of the outstanding equity of X1 Inc. (“X1”), a U.S.-based company that offers a no-fee credit card with rewards on each purchase. The acquisition of X1 allows us to provide access to credit for our customers. In August 2023, X1 was renamed Robinhood Credit.
The acquisition date fair value of the consideration transferred for Robinhood Credit was $104 million, which was entirely paid in cash. The purchase price allocation is based on a preliminary valuation and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available, including certain tax matters, during the measurement period (up to one year from the acquisition date). The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

In millions	Fair Value
Cash and cash equivalents	$14
Receivable from users, net	3
Prepaid expenses	1
Other current assets	23
Goodwill	64
Intangible assets	36
Accounts payable and accrued expenses	(36)
Other non-current liabilities	(1)
Net assets acquired	$104
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Robinhood Credit and anticipated operational synergies. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Developed technology	$25	4
Customer relationships	10	7
Trade name	1	1
Total	$36
The overall weighted average useful life of the identified amortizable intangible assets acquired is five years. The estimated fair value of the intangible assets acquired approximate the amounts a market participant would pay for these intangible assets as of July 3, 2023. We used the replacement cost method to estimate the fair value of developed technology, and a multi-period excess earnings method was used to estimate the fair value of customer relationships.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value.
Pro forma results of operations for Robinhood Credit have not been presented as the effect of this acquisition was not material.
Credit Card Program
The Robinhood Credit credit card program is funded under a program agreement between Robinhood Credit and Coastal Community Bank (“Coastal Bank”) (the “Program Agreement”), where Coastal Bank is the originator and owner of customer principal balances (refer to Note 12 - Financing Activities and Off-Balance Sheet Risk for more information). Robinhood Credit is responsible for administering the credit card program on a mobile app, including, (i) setting customer credit limits within Coastal Bank’s underwriting standards, (ii) loan servicing, (iii) remitting collected principal from customers to Coastal Bank, and (iv) offering and maintaining the customer rewards program. Coastal Bank is responsible for (i) funding the customer credit, (ii) reporting customer credit activities, and (iii) holding customer receivables. Additionally, Robinhood Credit is responsible to pay Coastal Bank customer balances that are ultimately charged off or deemed uncollectible, generally when balances become outstanding for over 180 days (refer to Note 7 - Allowance for Credit Losses for more information).
Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue. In addition, Robinhood Credit earns revenue from interchange fees from each credit card transaction. As an agent, Robinhood Credit recognizes interchange revenue net of a revenue share paid to Coastal Bank, certain fees paid to third-parties, and rewards paid to customers. From the date of the acquisition through September 30, 2023, Robinhood Credit revenues were not material to our unaudited condensed consolidated statements of operations.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in millions)	Carrying Amount
As of December 31, 2022	$100
Additions due to Robinhood Credit	64
As of September 30, 2023	$164
There was no impairment of goodwill during the nine months ended September 30, 2023.
Intangible Assets
The components of intangible assets, net as of September 30, 2023 were as follows:

(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$48	$(18)	$30	3.11
Customer relationships	23	(3)	20	7.29
Trade names	1	—	1	0.78
Indefinite-lived intangible assets	2	—	2
Total	$74	$(21)	$53
As of September 30, 2023, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived intangible assets
Remainder of 2023	$5
2024	14
2025	9
2026	9
2027	6
Thereafter	8
Total	$51
Amortization expense of intangible assets was $5 million and $9 million for three and nine months ended September 30, 2023.
There was no impairment of intangible assets during the three and nine months ended September 30, 2023.

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenue disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Transaction-based revenues:
Options	$124	$124	$364	$384
Cryptocurrencies	51	23	163	92
Equities	31	27	96	79
Other	2	11	5	30
Total transaction-based revenues	208	185	628	585

Net interest revenues:
Interest on corporate cash and investments	29	75	40	217
Margin interest	48	67	122	177
Interest on segregated cash and cash equivalents and deposits	20	59	27	156
Cash sweep	8	35	10	86
Securities lending, net	29	17	76	70
Credit card, net	—	4	—	4
Interest expenses related to credit facilities	(6)	(6)	(18)	(17)
Total net interest revenues	128	251	257	693

Other revenues	25	31	93	116

Total net revenues	$361	$467	$978	$1,394
For our fully-paid securities lending program under which we borrow fully-paid shares from participating users and lend them to third parties (“Fully-Paid Securities Lending”), we earn revenue for lending certain securities based on demand for those securities and portions of such revenues are paid to participating users, and those payments are recorded as interest expense. The program was launched during the three months ended June 30, 2022. The following table presents interest revenue earned and interest expense paid from Fully-Paid Securities Lending:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Interest revenue	$5	$12	$5	$35
Interest expense	(1)	(2)	(1)	(5)
Fully-Paid Securities Lending, net	$4	$10	$4	$30

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
Contract liabilities, which primarily consist of unearned subscription revenue, are recognized when users remit cash payments in advance of the time we satisfy our performance obligations and are recorded as other current liabilities on the unaudited condensed consolidated balance sheets.
The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2023	$60	$3
End of period, September 30, 2023	58	4
Changes during the period	$(2)	$1
The change in contract receivables primarily results from lower transaction-based revenue in cryptocurrencies driven by the market environment which had a negative impact on the number of traders and notional trading volume, partially offset by increased revenues from our proxy services. In addition, contract receivable balances were impacted by timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liability balances in the nine months ended September 30, 2023.
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
We allowed affected employees’ share-based awards to continue vesting over a transitional period (generally two months during which they remained employed but were not expected to provide active service), which were generally accounted for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the April 2022 Restructuring resulted in a net reduction to share-based compensation of $24 million, which was recognized in the second quarter of 2022 (refer to Note 13 - Common Stock and Stockholders' (Deficit) Equity for more information).
In addition, we recognized $17 million of cash restructuring and related charges in the second quarter of 2022, which primarily consisted of employee-related wages, benefits, and severance expense. All of the restructuring charges relating to the April 2022 Restructuring were paid in full as of the third quarter of 2022.
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
In connection with the office closures described above, we determined the carrying amount of the right-of-use assets and associated leasehold improvements exceeded their respective fair value, resulting in impairments of $32 million and $15 million. We utilized a probability-weighted approach and market estimates from a third-party real estate brokerage firm to project sublease income cash flows, net of brokerage commissions, for each of the office spaces and applied a market rate of return on similar assets as a discount factor to determine fair value. We attributed the impairments on a relative carrying value basis between the right-of-use assets and leasehold improvements. In addition, we accelerated depreciation of $9 million related to other fixed assets. The impairments were recognized in general and administrative expense on our unaudited condensed consolidated statements of operations.
Similar to the April 2022 Restructuring, we allowed affected employees’ share-based awards to continue vesting over a transitional period allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of share-based compensation expense that had been previously recognized (under the accelerated attribution method, generally), the August 2022 Restructuring resulted in a net reduction to share-based compensation of $53 million, which was recognized in the third quarter of 2022 (refer to Note 13 - Common Stock and Stockholders' (Deficit) Equity for more information).
In addition, we recognized $34 million of cash restructuring and related charges primarily related to employee-related wages, benefits, and severance expense. As of September 30, 2022, $21 million of the restructuring charges relating to the August 2022 Restructuring remained unpaid and were included in accounts payable and accrued liabilities on our unaudited condensed consolidated balance sheets, all of which were paid off in the fourth quarter of 2022.
NOTE 7: ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses relates to unsecured balances of receivables from users due to Fraudulent Deposit Transactions, losses on margin lending, and reserves on proxy revenue receivables. Fraudulent Deposit Transactions occur when users initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount. The following table summarizes the allowance for credit losses as a reduction of receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Beginning balance	$18	$20	$40	$18
Provision for credit losses	9	4	28	19
Write-offs	(9)	(7)	(50)	(20)
Ending balance	$18	$17	$18	$17
Credit Card Expected Loss Liability
Under the Program Agreement with Coastal Bank, Robinhood Credit is responsible to pay Coastal Bank customer balances that are ultimately charged off or deemed uncollectible, generally when balances become outstanding for over 180 days. Robinhood Credit estimates the related expected credit losses liability using a current expected credit losses model by evaluating historical collection data as well as considering charge off trends and market data by FICO cohort. The following table summarizes the credit card expected loss liability, a new liability in this quarter, as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet:

Three and Nine Months Ended September 30,
(in millions)	2023
Beginning balance	$—
Opening balance from acquisition of Robinhood Credit	16
Provision for credit losses	10
Payments to Coastal Bank	(4)
Ending balance	$22

NOTE 8: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
At December 31, 2022, our available-for-sale investments, which are included in other current assets on the audited consolidated balance sheets, was $10 million with no significant unrealized gains or losses. These investments had a stated contractual maturity or redemption date within one year. As of September 30, 2023, we had no available-for-sale investments. Refer to Fair Value of Financial Instruments below for further details.
Held-to-maturity
We had no held-to-maturity investments as of December 31, 2022. The following table summarizes our held-to-maturity investments as of September 30, 2023:

	September 30, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$225	$—	$—	$(2)	$223
U.S. Treasury securities	149	—	—	—	149
U.S. government agency securities	49	—	—	—	49
Certificates of deposit	48	—	—	—	48
Commercial paper	19	—	—	—	19
Total held-to-maturity investments	$490	$—	$—	$(2)	$488
There were no sales of held-to-maturity investments during the three and nine months ended September 30, 2023.

The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity; the maximum maturity is two years:

	September 30, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$125	$100	$225
U.S. Treasury securities	131	18	149
U.S. government agency securities	49	—	49
Certificates of deposit	48	—	48
Commercial paper	19	—	19
Total held-to-maturity investments	$372	$118	$490
Fair value
Debt securities:
Corporate debt securities	$124	$99	$223
U.S. Treasury securities	132	17	149
U.S. government agency securities	49	—	49
Certificates of deposit	48	—	48
Commercial paper	19	—	19
Total held-to-maturity investments	$372	$116	$488

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$735	$—	$—	$735
Other current assets:
Available-for-sale investments:
Commercial paper	—	5	—	5
Government bonds	3	—	—	3
Corporate bonds	—	2	—	2
Equity securities - securities owned	8	—	—	8
Asset related to user cryptocurrencies safeguarding obligation	—	8,431	—	8,431
User-held fractional shares	997	—	—	997
Total financial assets	$1,743	$8,438	$—	$10,181

Liabilities
User cryptocurrencies safeguarding obligation	$—	$8,431	$—	$8,431
Fractional shares repurchase obligations	997	—	—	997
Total financial liabilities	$997	$8,431	$—	$9,428

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$254	$—	$—	$254
Other current assets:
Stablecoin	10	—	—	10
Equity securities - securities owned	8	—	—	8
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	10,183	—	10,183
User-held fractional shares	1,396	—	—	1,396
Total financial assets	$1,670	$10,183	$—	$11,853

Liabilities
User cryptocurrencies safeguarding obligation	$—	$10,183	$—	$10,183
Fractional shares repurchase obligations	1,396	—	—	1,396
Total financial liabilities	$1,396	$10,183	$—	$11,579

The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$223	$—	$223
U.S. Treasury securities	149	—	—	149
U.S. government agency securities	—	49	—	49
Certificates of deposit	—	48	—	48
Commercial paper	—	19	—	19
Total held-to-maturity investments	$149	$339	$—	$488
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
During the nine months ended September 30, 2023, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

	December 31,	September 30,
(in millions)	2022	2023
Bitcoin (BTC)	$2,327	$3,858
Ethereum (ETH)	2,341	2,870
Dogecoin (DOGE)	2,802	2,405
Other	961	1,050
Total user cryptocurrencies safeguarding obligation and corresponding asset	$8,431	$10,183
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2022 and September 30, 2023.
NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
As of September 30, 2023, we had two interest rate floors that were designated as cash flow hedges of interest rate risk associated with our margin receivables. One interest rate floor with a notional amount of $2 billion was effective as of June 30, 2023 and another with a notional amount of $1 billion will be effective in the first quarter of 2024. Both interest rate floors have a maturity of six months.

As of September 30, 2023, the fair value of hedging instruments was immaterial and included in other current assets in our unaudited condensed consolidated balance sheets. We had no derivatives and hedging activities during the year ended December 31, 2022.

Amounts reported in AOCI related to interest rate floors will be reclassified to net interest revenues as interest payments are received or paid on the hedged items. During the next 12 months, we expect to reclassify $4 million of losses from AOCI as a reduction to net interest revenues. As of September 30, 2023, we hedged our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one year.
The following table summarizes the amount of gain or loss recognized in AOCI on our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Derivatives designated as hedging instruments:
Loss on derivatives included in effectiveness assessment	$—	$(1)	$—	$(4)

The following table summarizes the components of AOCI related to hedging activities on our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Beginning balance	$—	$(3)	$—	$—
Other comprehensive loss before reclassifications, net of tax	—	(1)	—	(4)
Reclassification adjustment for net losses included in net interest revenues, net of tax	—	—	—	—
Other comprehensive loss after reclassifications, net of tax	$—	$(1)	$—	$(4)
Ending balance	$—	$(4)	$—	$(4)

NOTE 10: INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2022	2023	2022	2023
Loss before income taxes	$(174)	$(75)	$(859)	$(562)
Provision for income taxes	1	10	3	9
Effective tax rate	(0.8)%	(12.7)%	(0.4)%	(1.5)%
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
For the three months ended September 30, 2023, the ETR was lower than the U.S. federal statutory rate primarily due to the accrual of the non-deductible regulatory matters offset by the partial release of our valuation allowance resulting from the recognition of net deferred tax liabilities with the Robinhood

Credit acquisition. For the nine months ended September 30, 2023, the ETR was lower than the U.S. federal statutory rate primarily due to the non-deductible 2021 Founders Award Cancellation and the non-deductible regulatory matters, and by the change in valuation allowance on our U.S. federal and state deferred tax assets offset by our current taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the nine months ended September 30, 2023, we believe it is more likely than not that the tax benefits of the remaining U.S. net deferred tax assets may not be realized.
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

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2022 and September 30, 2023:

	December 31,	September 30,
(in millions)	2022	2023
Assets	Securities borrowed
Gross amount of securities borrowed	$517	$1,204
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	517	1,204
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	517	1,204
Security collateral received	(509)	(1,187)
Net amount	$8	$17

Liabilities	Securities loaned
Gross amount of securities loaned	$1,834	$3,245
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	1,834	3,245
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	1,834	3,245
Security collateral pledged	(1,629)	(2,978)
Net amount	$205	$267

We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2022 and September 30, 2023, we were permitted to re-pledge securities with a fair value of $4.36 billion and $5.09 billion under margin account agreements with users, and securities with a fair value of $18 million and an immaterial balance that we had borrowed under master securities loan agreements (“MSLAs”) with third parties. Under the Fully-Paid Securities Lending program, as of September 30, 2023, we were permitted to re-pledge securities with a fair value of $10.20 billion including securities with a fair value of $1.19 billion that we had borrowed from users.
As of December 31, 2022 and September 30, 2023, we had re-pledged securities with a fair value of $1.63 billion and $2.98 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2022 and September 30, 2023, we had re-pledged $231 million and $540 million of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.

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
Borrowings under the April 2023 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 0.10%, (ii) the Federal Funds Effective Rate (as defined in the April 2023 Credit Agreement) and (iii) the Overnight Bank Funding Rate (as defined in the April 2023 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.50%.
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
As of December 31, 2022 and September 30, 2023, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.

Credit Card Funding Trust
Robinhood Credit has a trust subsidiary that has entered into an arrangement with a financial institution to purchase up to $100 million of credit card receivables originated by Coastal Bank under the Program Agreement, providing incremental availability to offer customer credit. Since inception of the arrangement and as of September 30, 2023, no purchases have occurred and no balances were outstanding with this financial institution.
Off-Balance Sheet Risk
Coastal Bank Program Agreement
Under the Program Agreement, Coastal Bank may fund up to $225 million of credit card receivables. Robinhood Credit pays Coastal Bank interest which accrues daily based on the average balance of advances during the month at the federal funds rate plus a margin of 8.50%, 7.00%, 5.75%, 4.50% and 4.50% for each sequential increment of $50 million and residual $25 million. The credit card receivables and the funding from Coastal Bank are treated as off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship; and the legal owner of the receivables. As of September 30, 2023, off-balance sheet customer principal amounts funded under the Program Agreement were approximately $197 million. The related accrued interest payable and interest expense were immaterial.

Transaction Settlement

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
NOTE 13: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of September 30, 2023, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
Common Stock
We have three authorized classes of common stock: Class A, Class B, and Class C. Holders of our Class A common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, holders of our Class B common stock are entitled to 10 votes per share on all matters to be voted upon by our stockholders and, except as otherwise required by applicable law, holders of our Class C common stock are not entitled to vote on any matter to be voted upon by our stockholders. The holders of our Class A common stock and Class B common stock vote together as a single class, unless otherwise required by our Amended and Restated Certificate of Incorporation (our “Charter”) or applicable law.
Warrants
As of September 30, 2023, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of September 30, 2023, the warrants have not been exercised and are included as a component of additional paid in capital on the unaudited condensed consolidated balance sheets.
Share Repurchase and Retirement
On August 30, 2023, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the United States Marshal Service (the “USMS”), for and on behalf of the United States, pursuant to which we agreed to repurchase 55,273,469 shares of the Company's Class A common stock from the USMS for $10.96 per share. The transaction closed on August 31, 2023. We repurchased, and subsequently retired, all of the shares for an aggregate amount of $608 million, recorded entirely in additional paid-in capital on the unaudited condensed consolidated balance sheet in absence of retained earnings, which included $2 million in transaction costs. As of September 30, 2023, we have accrued $3 million, also recorded in additional paid-in capital, related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022.
Equity Incentive Plans
Amended and Restated 2013 Stock Plan and 2020 Equity Incentive Plan
Our Amended and Restated 2013 Stock Plan, as amended (the “2013 Plan”), and our 2020 Equity Incentive Plan, as amended (the “2020 Plan”), provided for share-based awards to eligible participants, granted as incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”) or restricted stock awards (“RSAs”). Our 2013 Plan was terminated in connection with adoption of our 2020 Plan, and our 2020 Plan was terminated in connection with the adoption of our 2021 Omnibus Incentive Plan (the “2021 Plan“) but any awards outstanding under our 2013 Plan and 2020 Plan remain in effect in accordance with their terms. Any shares that were or otherwise would become available for grant under the 2013 Plan or 2020 Plan will be available for grant under the 2021 Plan. No new awards may be granted under our 2013 Plan or 2020 Plan.
2021 Omnibus Incentive Plan
Our 2021 Plan became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs and NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards.
As of September 30, 2023, an aggregate of 405 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 122 million shares had been issued under the plans, 82 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 201 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the nine months ended September 30, 2023, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	56,116,782	$18.55
Granted	22,985,696	9.80
Vested	(23,319,956)	13.63
Forfeited	(10,788,897)	20.06
Unvested at September 30, 2023	44,993,625	$15.05

Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares (the “2021 Founders Award Cancellation”). We recognized $485 million share-based compensation (“SBC”) expense related to the cancellation during the nine months ended September 30, 2023, which was included in the general and administrative expense in our unaudited condensed statement of operations. No further expense associated with these awards was recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
The following table summarizes the activity related to our Market-Based RSUs for the nine months ended September 30, 2023:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	806,858	57,650,926	58,457,784	$23.67
Granted	—	—	—
Vested	(345,796)	—	(345,796)	2.34
Cancelled	—	(35,520,000)	(35,520,000)	22.68
Unvested at September 30, 2023	461,062	22,130,926	22,591,988	$25.55
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.

Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Brokerage and transaction	$2	$2	$4	$6
Technology and development	25	51	166	161
Operations	—	3	5	6
Marketing	—	1	3	3
General and administrative	83	26	316	614
Total(1)(2)	$110	$83	$494	$790
________________
(1) For the three and nine months ended September 30, 2023, SBC expense primarily consisted of $10 million and $563 million related to Market-Based RSUs and $70 million and $218 million related to Time-Based RSUs, compared to $79 million and $245 million and $27 million and $235 million for the same periods in the prior year.
(2) The April 2022 Restructuring and the August 2022 Restructuring resulted in a net reduction of $24 million and $53 million in SBC expense, which was recognized in the three months ended June 30, 2022 and September 30, 2022. Both reductions were substantially all related to Time-Based RSUs. The net reductions were primarily recognized in technology and development expense, $16 million and $22 million, and general and administrative expense, $6 million and $28 million.
We capitalized SBC expense related to internally developed software of $5 million and $12 million during the three and nine months ended September 30, 2023 and $4 million and $21 million during the three and nine months ended September 30, 2022.
As of September 30, 2023, there was $0.5 billion of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.1 years.

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
The following table presents the calculation of basic and diluted loss per share:

(in millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(175)	$(85)	$(862)	$(571)
Less: allocation of earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(175)	$(85)	$(862)	$(571)

Weighted-average common shares outstanding - basic	882,356,575	895,108,790	875,055,571	898,999,464
Dilutive effect of stock options and unvested shares	—	—	—	—
Weighted-average common shares used to compute diluted loss per share	882,356,575	895,108,790	875,055,571	898,999,464

Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.09)	$(0.99)	$(0.64)
Diluted	$(0.20)	$(0.09)	$(0.99)	$(0.64)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Time-Based RSUs	107,457,215	45,066,880	107,457,215	45,066,880
Market-Based RSUs	23,053,048	22,591,988	23,053,048	22,591,988
Stock options	15,905,575	13,668,390	15,905,575	13,668,390
Warrants	14,278,034	14,278,034	14,278,034	14,278,034
ESPP	824,292	838,958	824,292	838,958
Total anti-dilutive securities	161,518,164	96,444,250	161,518,164	96,444,250

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
For the three and nine months ended September 30, 2022 and 2023, we did not have any material related party transactions.
NOTE 16: LEASES
Our operating leases are comprised of office facilities and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	September 30,
(in millions)	Classification	2022	2023
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$92	$76

Lease liabilities:
Current operating lease liabilities	Other current liabilities	21	20
Non-current operating lease liabilities	Other non-current liabilities	127	95
Total lease liabilities		$148	$115
Cash flows related to leases were as follows:

	Nine Months Ended September 30,
(in millions)	2022	2023
Operating cash flows:
Payments for operating lease liabilities	$18	$32
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$32	$—
NOTE 17: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $85 million as of December 31, 2022 and $179 million as of September 30, 2023. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.

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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of September 30, 2023 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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
March 2020 Outages
A consolidated putative class action lawsuit relating to the service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (“March 2020 Outages”) was pending in the United States District Court for the Northern District of California. The lawsuit generally alleged that putative class members were unable to execute trades during the March 2020 Outages because our platform was inadequately designed to handle customer demand and we failed to implement appropriate backup systems. The lawsuit included, among other things, claims for breach of contract, negligence, gross negligence, breach of fiduciary duty, unjust enrichment and violations of certain California consumer protection statutes. The lawsuit generally sought damages, restitution, and/or disgorgement, as well as declaratory and injunctive relief. In May 2022, the parties notified the court that they had reached an agreement in principle resolving this action. The settlement agreement was approved by the court in July 2023.
State Regulatory Matters
Certain state regulatory authorities have conducted investigations regarding RHF’s options trading and related customer communications and displays, options and margin trading approval process, the March 2020 Outages, and customer support prior to June 2020. RHF reached settlements with several state regulators including the Alabama Securities Commission, the California Department of Financial Protection and Innovation, the Colorado Division of Securities, the Delaware Department of Justice - Investor Protection Unit, the New Jersey Bureau of Securities, the South Dakota Division of Insurance, and the Texas State Securities Board, under which we paid a monetary penalty of $200,000 per state. RHF has reached additional state settlements and anticipates reaching more as part of a multi-state settlement related to these issues totaling up to approximately $10 million. The Financial Industry Regulatory Authority (“FINRA”) previously conducted an investigation and reached a settlement with RHF regarding many of these issues. The New York Attorney General is conducting an investigation into brokerage execution quality. We are cooperating with this investigation.
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
In January 2021, Siddharth Mehta filed a putative class action in California state court against RHF and RHS, purportedly on behalf of approximately 2,000 Robinhood customers whose accounts were allegedly accessed by unauthorized users. RHF and RHS removed this action to the United States District Court for the Northern District of California. Plaintiff generally alleged that RHF and RHS breached commitments made and duties owed to customers to safeguard customer data and assets and seeks monetary damages and injunctive relief. In April 2022, the parties reached a settlement in principle to resolve this matter. The settlement agreement has been approved by the court.
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
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. In August 2023, the Massachusetts Supreme Judicial Court reversed the decision of the Massachusetts Superior Court. A hearing on the amended administrative complaint has yet to be scheduled.
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
In September 2021, plaintiffs filed an amended complaint asserting state law claims of negligence, breach of fiduciary duty, tortious interference with contract and business relationship, civil conspiracy, and breaches of the covenant of good faith and fair dealing and implied duty of care. In January 2022, the court dismissed the state law complaint with prejudice. In August 2023, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s order.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three and nine months ended September 30, 2022 and 2023 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
We refer to our “users” and our “customers” interchangeably throughout this Quarterly Report to refer to individuals who hold accounts on our platform.
Glossary Terms
•Automated Customer Account Transfer Service (“ACATS”): A system that automates and standardizes procedures for the transfer of assets in a customer account from one brokerage firm and/or bank to another.
•Churned Account: A Robinhood account is considered “Churned” if it was ever a New Funded Account whose account balance (measured as the fair value of assets in the account less any amount due from the user and excluding certain Company-initiated Credits) drops to or below zero for at least 45 consecutive calendar days. Negative balances typically result from Fraudulent Deposit Transactions (as defined below) and unauthorized debit card use, and less often, from margin loans.
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
•Resurrected Account: A Robinhood Account is considered “Resurrected” in a stated period if it was a Churned Account as of the end of the immediately preceding period and its balance (excluding certain Company-initiated Credits) rises above zero.
•Robinhood Account: We define a Robinhood Account as a unique log-in that provides the account user access to any and all of the products offered on the Robinhood platform, with the exception of Robinhood Credit.
Key Performance Metrics
•Net Cumulative Funded Accounts (“NCFA”): We define Net Cumulative Funded Accounts as New Funded Accounts less Churned Accounts plus Resurrected Accounts. Robinhood Credit customers who a) had a credit balance or transaction during Q3 2023 and b) did not already have a Robinhood Account, are also considered New Funded Accounts.
•Monthly Active Users (“MAU”): We define MAUs as the number of unique Robinhood Accounts who meet one of the following criteria at any point during a specified calendar month: a) executes a debit card transaction, b) transitions between two different screens on a mobile device while logged into their Robinhood Account or c) loads a page in a web browser while logged into their Robinhood Account. A user need not satisfy these conditions on a recurring monthly basis or have a funded account to be included in MAU. MAU figures in this Quarterly Report reflect MAU for the last month of the relevant period presented. We utilize MAU to measure how many customers interact with our products and services during a given month. MAU does not measure the frequency or duration of the interaction, but we consider it a useful indicator for engagement. Additionally, MAUs are positively correlated with, but are not indicative of, the performance of revenue and other key performance indicators. We do not currently include Robinhood Credit customers in our calculation of MAU.
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
•Growth Rate and Annualized Growth Rate with respect to Net Deposits: When used with respect to Net Deposits, “growth rate” and “annualized growth rate” provide information about Net Deposits relative to total AUC. “Growth rate” is calculated as aggregate Net Deposits over a specified 12 month period, divided by AUC for the fiscal quarter that immediately precedes such 12 month period. “Annualized growth rate” is calculated as Net Deposits for a specified quarter multiplied by 4 and divided by AUC for the immediately preceding quarter.
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
Financial Results and Performance
With respect to the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:
•we generated total net revenues of $467 million compared to $361 million, for a year-over-year increase of 29%;
•we incurred a net loss of $85 million, or -$0.09 per share, compared to a net loss of $175 million, or -$0.20 per share, for a year-over-year decrease of 51%;
•operating expenses were $540 million compared to $535 million, for a year-over-year increase of 1%.

◦SBC expense totaled $83 million compared to $110 million, for a year-over-year decrease of 25%. SBC expense for the three months ended September 30, 2022 included a $53 million net reversal in connection with the August 2022 Restructuring;
•our Adjusted EBITDA (non-GAAP) was $137 million compared to $47 million, for year-over-year increase of 191%;
•we had NCFA of 23.3 million compared to 22.9 million, for year-over-year growth of 2%;
•we had MAU of 10.3 million compared to 12.2 million, for a year-over-year decrease of 16%;
•we had AUC of $86.5 billion compared to $64.6 billion, for a year-over-year increase of 34%, primarily due to continued Net Deposits and higher equity valuations;
•Net Deposits were $4.0 billion, which translates to an annualized growth rate of 18%, compared to $2.7 billion, which translates to an annualized growth rate of 17%. Over the past twelve months, Net Deposits were $17.3 billion, which translates to a growth rate of 27% relative to AUC at September 30, 2022;
•we had ARPU of $80 compared to $63, for a year-over-year increase of 27%.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net loss to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments
Share Repurchase and Share Retirement
On August 30, 2023, we agreed to repurchase 55,273,469 shares of our Class A common stock from USMS for $10.96 per share. The transaction closed on August 31, 2023. We repurchased and subsequently retired all of the shares for an aggregate amount of $608 million, which included $2 million transaction costs. As of September 30, 2023, we have accrued $3 million related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022. Refer to Note 13 - Common Stock and Stockholders' (Deficit) Equity to our unaudited consolidated financial statements in this Quarterly Report.
Regulatory Accrual
We are working to resolve certain historical regulatory matters and as part of these efforts, we accrued an expense of $104 million in the third quarter of 2023 related to these previously disclosed matters. Refer to Note 17 - Commitments & Contingencies to our unaudited consolidated financial statements in this Quarterly Report.
Acquisition of Robinhood Credit
On June 21, 2023, we entered into a definitive agreement to acquire all of the outstanding equity of X1, a U.S.-based company that offers a no-fee credit card with rewards on each purchase. The transaction closed on July 3, 2023. The aggregate consideration paid in cash was $104 million. Refer to Note 3 - Business Combinations to our unaudited consolidated financial statements in this Quarterly Report. Subsequently in August 2023, X1 was renamed to Robinhood Credit.
Ongoing Efficiency Efforts
As part of our ongoing efforts to improve efficiency and operating costs, we continuously evaluate whether we are appropriately staffed in the normal course of business. During the three months ended

June 30, 2023, we reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency while continuing to deliver great service and innovation for our customers. As a result, we recognized nearly $10 million of employee-related wages, benefits, and severance expense. There was no similar reduction or expense incurred for the three months ended September 30, 2023.
2021 Founders Award Cancellation
In February 2023, we cancelled the 2021 Market-Based RSUs granted to our founders of 35.5 million unvested shares. We recognized $485 million SBC expense related to the cancellation during the nine months ended September 30, 2023. No further expense associated with these awards will be recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
	2022	2023
NCFA(1) (in millions)	22.9	23.3
MAU (in millions)	12.2	10.3
AUC(2) (in billions)	$64.6	$86.5
Net Deposits (in billions)	$2.7	$4.0
ARPU (in dollars)	$63	$80
________________
(1)The following table describes the annual changes within NCFA:

	Three Months Ended September 30,
(in millions)	2022	2023
Beginning NCFA	22.9	23.2
New funded accounts	0.3	0.3
Resurrected accounts	0.1	0.1
Churned accounts	(0.4)	(0.3)
Ending NCFA	22.9	23.3
(2)The following table sets out the components of AUC by type of asset:

	Three Months Ended September 30,
(in billions)	2022	2023
Equities	$50.7	$61.4
Cryptocurrencies	9.4	10.2
Options	0.4	0.4
Cash held by users	8.1	18.0
Receivables from users	(4.0)	(3.5)
AUC	$64.6	$86.5

The following table describes the changes within AUC:

	Three Months Ended September 30,
(in billions)	2022	2023
Beginning AUC	$64.2	$88.8
Net Deposits	2.7	4.0
Net market losses	(2.3)	(6.3)
Ending AUC	$64.6	$86.5

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
The following table presents a reconciliation of net loss, which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Net loss	$(175)	$(85)	$(862)	$(571)
Add:
Interest expenses related to credit facilities	6	6	18	17
Provision for income taxes	1	10	3	9
Depreciation and amortization	15	19	44	54
EBITDA (non-GAAP)	(153)	(50)	(797)	(491)
2021 Founders Award Cancellation	—	—	—	485
SBC excluding 2021 Founders Award Cancellation(1)	110	83	494	305
Restructuring charges(2)	90	—	107	—
Significant legal and tax settlements and reserves	—	104	20	104
Adjusted EBITDA (non-GAAP)	$47	$137	$(176)	$403

________________
(1)SBC excluding 2021 Founders Award Cancellation benefited from restructuring-related net reversals of previously recognized expense as follows:
•$53 million for the three months ended September 30, 2022 in connection with the August 2022 Restructuring;
•$77 million for the nine months ended September 30, 2022 in connection both with the April 2022 Restructuring and August 2022 Restructuring.
(2)Restructuring charges include:
•$90 million for the three months ended September 30, 2022 related to the August 2022 Restructuring, consisting of $47 million of impairments and $9 million of accelerated depreciation, in each case relating to office closures, and $34 million of cash charges for employee-related wages, benefits and severance; and
•$107 million for the nine months ended September 30, 2022 related to both the April 2022 Restructuring and August 2022 Restructuring and consisting of $47 million of impairments and $9 million of accelerated depreciation, in each case relating to office closures, and $51 million of cash charges for employee-related wages, benefits and severance.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenues:
Transaction-based revenues	$208	$185	$628	$585
Net interest revenues	128	251	257	693
Other revenues	25	31	93	116
Total net revenues	361	467	978	1,394

Operating expenses:(1)
Brokerage and transaction	33	39	94	114
Technology and development	185	202	698	608
Operations	65	41	242	119
Marketing	19	28	74	79
General and administrative	233	230	727	1,036
Total operating expenses	535	540	1,835	1,956
Other (income) expense, net	—	2	2	—
Loss before income taxes	(174)	(75)	(859)	(562)
Provision for income taxes	1	10	3	9
Net loss	$(175)	$(85)	$(862)	$(571)
_______________
(1)Includes SBC expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2023	2022	2023
Brokerage and transaction	$2	$2	$4	$6
Technology and development	25	51	166	161
Operations	—	3	5	6
Marketing	—	1	3	3
General and administrative	83	26	316	614
Total SBC expense	$110	$83	$494	$790

Comparison of the Three and Nine Months Ended September 30, 2022 and 2023
Revenues
Transaction-Based Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Transaction-based revenues:
Options	$124	$124	—%	$364	$384	5%
Cryptocurrencies	51	23	(55)%	163	92	(44)%
Equities	31	27	(13)%	96	79	(18)%
Other	2	11	450%	5	30	500%
Total transaction-based revenues	$208	$185	(11)%	$628	$585	(7)%
Transaction-based revenues as a % of total net revenues:
Options	34%	27%		37%	28%
Cryptocurrencies	14%	5%		17%	7%
Equities	8%	5%		10%	6%
Other	1%	3%		1%	2%
Total transaction-based revenues	57%	40%		65%	43%
Transaction-based revenues decreased by $23 million and $43 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, primarily driven by the market environment, which had a negative impact on the number of traders across all asset classes.
Crypto DARTs decreased from 0.3 million to 0.2 million for both the three and nine months ended September 30, 2023, compared to the same periods in the prior year. Additionally, the number of users placing cryptocurrency trades decreased 29% and 35%. Notional Trading Volumes decreased for both periods and average Notional Trading Volume traded per trader decreased 35% and 27%.
Equities DARTs increased from 1.5 million to 1.6 million and remained flat at 1.6 million, for the three and nine months ended September 30, 2023, compared to the same periods in the prior year. We experienced lower equity rebate rates due to reduced spreads in securities pricing and the number of users placing equity trades decreased 5% and 18%. The Notional Trading Volume decreased for the nine months ended September 30, 2023 while it increased for the three months ended September 30, 2023. The decrease was partially offset by increases in the average Notional Trading Volume per trader of 9% and 7%.
Options DARTs increased from 0.5 million to 0.6 million and remained flat at 0.6 million, for the three and nine months ended September 30, 2023, compared to the same periods in the prior year. Options Contracts Traded were up 28% and 25%, while the number of users placing option trades decreased 9% and 20%. We experienced lower option rebate rates due to reduced market volatility and the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Net interest revenues:
Interest on corporate cash and investments	$29	$75	159%	$40	$217	443%
Margin interest	48	67	40%	122	177	45%
Interest on segregated cash and cash equivalents and deposits	20	59	195%	27	156	478%
Cash sweep	8	35	338%	10	86	760%
Securities lending, net	29	17	(41)%	76	70	(8)%
Credit card, net	—	4	100%	—	4	100%
Interest expenses related to credit facilities	(6)	(6)	—%	(18)	(17)	(6)%
Total net interest revenues	$128	$251	96%	$257	$693	170%
Net interest revenues as a % of total net revenues:
Interest on corporate cash and investments	8%	16%		4%	15%
Margin interest	13%	14%		12%	13%
Interest on segregated cash and cash equivalents and deposits	6%	13%		3%	11%
Cash sweep	2%	7%		1%	7%
Securities lending, net	8%	4%		8%	5%
Credit card, net	—%	1%		—%	—%
Interest expenses related to credit facilities	(2)%	(1)%		(2)%	(1)%
Total net interest revenues	35%	54%		26%	50%
Net interest revenues increased by $123 million and $436 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year. The increases were driven by the higher short term interest rate environment due to the rise in the federal funds rate, which is an input to our floating margin rate calculation and impacts the interest rate we receive on investable assets. Net interest revenues from segregated cash and cash equivalents and deposit and margin interest also increased due to the higher interest rate while the respective interest-earning assets balances declined year-over-year. Cash sweep balance increased year-over-year, which also contributed to the higher net interest revenues.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book(1)	Cash and deposits(2)	Cash Sweep (off-balance sheet)(3)	Credit card, net (off-balance sheet)(4)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities	Total net interest revenues
Three Months Ended September 30, 2023
September 30, 2023	$3,580	$8,612	$13,563	$197	$25,952
June 30, 2023	3,314	10,758	11,903	184	26,159
Average(5)	3,447	9,685	12,733	191	26,056
Revenue (expense)	67	134	35	4	240	$17	$(6)	$251
Annualized yield(6)	7.77%	5.53%	1.10%	8.38%	3.68%			3.85%

Three Months Ended June 30, 2023
June 30, 2023	$3,314	$10,758	$11,903	$184	$26,159
March 31, 2023	3,117	10,405	8,881	N/A	22,403
Average(5)	3,216	10,582	10,392	N/A	24,281
Revenue (expense)	57	126	29	N/A	212	$27	$(5)	$234
Annualized yield(6)	7.09%	4.76%	1.12%	N/A	3.49%			3.85%

Three Months Ended September 30, 2022
September 30, 2022	$4,085	$9,374	$2,969	N/A	$16,428
June 30, 2022	4,142	9,717	2,408	N/A	16,267
Average(5)	4,114	9,546	2,689	N/A	16,348
Revenue (expense)	48	49	8	N/A	105	$29	$(6)	$128
Annualized yield(6)	4.67%	2.05%	1.19%	N/A	2.57%			3.13%
	—%
Nine Months Ended September 30, 2023
September 30, 2023	$3,580	$8,612	$13,563	$197	$25,952
December 31, 2022	3,117	9,530	8,881	N/A	21,528
Average(5)	3,349	9,071	11,222	N/A	23,740
Revenue (expense)	177	373	86	4	640	$70	$(17)	$693
Annualized yield(6)	7.05%	5.48%	1.02%	N/A	3.59%			3.89%

Nine Months Ended September 30, 2022
September 30, 2022	$4,085	$9,374	$2,969	N/A	$16,428
December 31, 2021	6,467	10,600	2,095	N/A	19,162
Average(5)	5,276	9,987	2,532	N/A	17,795
Revenue (expense)	122	67	10	N/A	199	$76	$(18)	$257
Annualized yield(6)	3.08%	0.89%	0.53%	N/A	1.49%			1.93%
__________
(1) Margin Book is the aggregate outstanding margin loan balances receivable.
(2) Includes cash and cash equivalents, cash segregated under federal and other regulations, deposits with clearing organizations and investments.
(3) Cash sweep is an off-balance sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the partner banks less the interest rate given to users as stated in our program terms.
(4) Credit card, net is an off-balance sheet amount, which represents customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue. The balance for June 30, 2023 and annualized yield is based on Robinhood Credit’s acquisition date of July 3, 2023. Refer to Note 3 - Business Combinations of our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
(5) Average balance rows present a simple average of the ending balances as of each of the indicated dates for the relevant period.
(6) Annualized yield is calculated by annualizing revenue/expense for the given period then dividing by the applicable average asset balance.

Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Other revenues	$25	$31	24%	$93	$116	25%
Other revenues as a % of total net revenues	7%	7%		10%	8%
Other revenues increased $6 million and $23 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year. This was primarily due to increases in proxy revenues of $2 million and $18 million mainly driven by replacing a third-party investor communications company, which provided Robinhood a share of the revenue they earned as a rebate, with Say Technologies, our wholly-owned subsidiary, who does not share the revenue it earns for the proxy services. Additionally subscription revenues increased $3 million for both periods due to an increase in Robinhood Gold subscribers from 1.1 million to 1.3 million.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2022	2023	% Change	2022	2023	% Change
Operating expenses:
Brokerage and transaction	$33	$39	18%	$94	$114	21%
Technology and development	185	202	9%	698	608	(13)%
Operations	65	41	(37)%	242	119	(51)%
Marketing	19	28	47%	74	79	7%
General and administrative	233	230	(1)%	727	1,036	43%
Total operating expenses	$535	$540	1%	$1,835	$1,956	7%
Percent of net revenues:
Brokerage and transaction	9%	8%		10%	8%
Technology and development	51%	43%		71%	44%
Operations	18%	9%		25%	9%
Marketing	5%	6%		8%	6%
General and administrative	65%	49%		74%	74%
Total operating expenses	148%	115%		188%	141%

Brokerage and Transaction

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Broker-dealer transaction expenses	$8	$11	38%	$22	$29	32%
Employee compensation, benefits, and overhead, excluding SBC	6	8	33%	16	23	44%
Market data expenses	7	6	(14)%	21	17	(19)%
SBC	2	2	—%	4	6	50%
Other	10	12	20%	31	39	26%
Total	$33	$39	18%	$94	$114	21%
Brokerage and transaction costs increased by $6 million and $20 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, primarily due to increases in broker-dealer transaction expenses of $3 million and $7 million, mainly driven by increases in clearing fees due to higher option trading activities. We note that starting in the fourth quarter of 2023 we will begin to pass option trading fees onto users, which will reduce broker-dealer transaction expenses significantly in future periods. In addition, for the nine months ended September 30, 2023, other brokerage and transaction costs increased $8 million, mainly driven by full year expenses associated with certain new products and features that launched during the second quarter of 2022.
Technology and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Employee compensation, benefits, and overhead, excluding SBC	$91	$74	(19)%	$301	$237	(21)%
SBC	25	51	104%	166	161	(3)%
Cloud infrastructure services	36	40	11%	140	107	(24)%
Software and tools	28	30	7%	76	86	13%
Other	5	7	40%	15	17	13%
Total	$185	$202	9%	$698	$608	(13)%
Technology and development costs increased $17 million for the three months ended September 30, 2023. The increase was primarily due to an increase of $26 million in SBC expense as the three months ended September 30, 2022, included a net reduction of $22 million from the August 2022 Restructuring. The increase was partially offset by a decrease of $17 million in employee compensation, benefits and overhead driven by reduced average headcount as part of our efforts to improve efficiency and operating costs.
Technology and development costs decreased $90 million for the nine months ended September 30, 2023, primarily due to a decrease of $64 million in employee compensation, benefits and overhead consistent with the three-month change described above and a $33 million decrease in cloud infrastructure services driven by decreases in user transactions and cost optimization efforts focusing on improvements in utilization of cloud infrastructure. These decreases were partially offset by a $10 million increase in software and tools primarily driven by amortization of internally developed software and other software services utilized in delivering our products.

Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Employee compensation, benefits, and overhead, excluding SBC	$38	$17	(55)%	$123	$59	(52)%
Provision for credit losses and fraud	9	16	78%	32	33	3%
Customer experience	14	4	(71)%	71	15	(79)%
SBC	—	3	NM	5	6	20%
Other	4	1	(75)%	11	6	(45)%
Total	$65	$41	(37)%	$242	$119	(51)%
Operations costs decreased by $24 million and $123 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, primarily due to employee compensation, benefits, and overhead decreases of $21 million and $64 million driven by reduced average headcount as part of our efforts to improve efficiency. For the three and nine months ended September 30, 2022, other employee costs included approximately $3 million and $9 million in severance expenses related to the April 2022 Restructuring and the August 2022 Restructuring. For the three and nine months ended September 30, 2023, provision for credit losses and fraud increased by $7 million and $1 million primarily due to a $10 million provision for credit losses related to Robinhood Credit (refer to Note 3 - Business Combinations of our unaudited condensed consolidated financial statements in this Quarterly Report for more information), partially offset by decreases in expenses related to Fraudulent Deposit Transactions as we continued to strengthen our process to identify high risk users and prevent these transactions on our platform. Further, expenses associated with customer experience decreased by $10 million and $56 million as we consolidated our third-party customer support centers due to overall decreases in user transactions.

Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Digital marketing	$4	$11	175%	$15	$24	60%
Employee compensation, benefits, and overhead, excluding SBC	6	5	(17)%	22	16	(27)%
Brand marketing	1	2	100%	3	13	333%
Marketing incentives	2	2	—%	9	5	(44)%
SBC	—	1	NM	3	3	—%
Other	6	7	17%	22	18	(18)%
Total	$19	$28	47%	$74	$79	7%
For the three and nine months ended September 30, 2023, marketing costs increased by $9 million and $5 million, primarily due to higher expenses in digital marketing of $7 million and $9 million and brand marketing of $1 million and $10 million, primarily due to increased advertising campaigns. These increases were partially offset by decreases in other employee compensation, benefits, and overhead of

$1 million and $6 million, driven by reduced average headcount as part of our efforts to improve efficiency and operating costs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
SBC related to 2021 Founders Award Cancellation	$—	$—	NM	$—	$485	NM
Employee compensation, benefits, and overhead, excluding SBC	62	54	(13)%	190	166	(13)%
SBC excluding 2021 Founders Award Cancellation	83	26	(69)%	316	129	(59)%
Settlements and penalties	1	107	NM	24	115	379%
Legal expenses	16	21	31%	60	80	33%
Other professional fees	10	14	40%	43	30	(30)%
Real estate related charges	47	—	(100)%	47	1	(98)%
Other	14	8	(43)%	47	30	(36)%
Total	$233	$230	(1)%	$727	$1,036	43%
General and administrative costs decreased by $3 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease of $57 million in other SBC and an $8 million decrease in employee compensation, benefits, and overhead driven by reduced average headcount as part of our efforts to improve efficiency and operating costs. For the three months ended September 30, 2022, other SBC expense included a net reduction of $28 million related to the August 2022 Restructuring. The decrease was partially offset by increases of $106 million in settlement and penalties and $5 million in legal expenses. Refer to Note 17 - Commitments & Contingencies of our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
General and administrative costs increased by $309 million for the nine months ended September 30, 2023 primarily due to the 2021 Founders Award Cancellation of $485 million, a $91 million increase in settlements and penalties, and a $20 million increase in legal expenses. The increase was partially offset by decreases of $187 million in other SBC and $24 million in employee compensation, benefits, and overhead consistent with the three-month change described above. For the nine months ended September 30, 2022, other SBC also included a net reduction of $6 million related to the April 2022 Restructuring.
Real estate related charges include impairments on our operating leases or lease improvements and lease terminations. For the three and nine months ended September 30, 2022, the $47 million related to impairments due to the August 2022 Restructuring.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Provision for income taxes	$1	$10	900%	$3	$9	200%
Provision for income taxes increased by $9 million and $6 million for the three and nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to the non-deductible 2021 Founders Award Cancellation, non-deductible regulatory matters and the change in valuation allowance on our remaining U.S. federal and state deferred tax assets and offset by our current taxes payable, and by the partial release of our valuation allowance resulting from the recognition of net deferred tax liabilities in connection with the Robinhood Credit acquisition.

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
Liquid Assets
Our cash and cash equivalents were $6.34 billion and $4.89 billion as of December 31, 2022 and September 30, 2023. Our liquid investment portfolio comprised of available-for-sale securities were $10 million as of December 31, 2022. We had no available-for-sale securities as of September 30, 2023. Held-to-maturity investments that are maturing in one year can also be a source of liquidity, which were $372 million as of September 30, 2023. See Note 8 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Lines of Credit
As of September 30, 2023, we had a total of $2.81 billion in committed revolving lines of credit. See Note 12 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements as of September 30, 2023:

	Payments Due by Period
(in millions)	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Operating lease commitments	$146	$7	$55	$31	$53
Purchase commitments(1)	944	175	520	249	—
Total	$1,090	$182	$575	$280	$53
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

Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2022	2023
Cash provided by (used in) provided by:
Operating activities	$(1,033)	$221
Investing activities	(71)	(579)
Financing activities	—	(619)
Cash provided by operating activities increased $1,254 million. The increase consisted of net loss adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Cash provided by operating activities resulting from net loss adjusted for certain non-cash items increased by $516 million. This was primarily due to lower net loss and higher SBC expense during the nine months ended September 30, 2023 as a result of the 2021 Founders Award Cancellation. Cash provided by operating activities resulting from changes in operating assets and liabilities increased $738 million. The increase was primarily driven by increases of $3.64 billion for securities loaned and $704 million in payables to users, partially offset by decreases of $3.07 billion for receivables from users, net and $548 million for securities borrowed.
Cash used in investing activities increased $508 million compared to the prior period. The change was primarily driven by an increase in cash used in investing activities of $651 million from purchases of held-to-maturity investments and $90 million used for the acquisition of Robinhood Credit, net of cash and cash equivalents acquired. These were partially offset by $167 million in cash provided by investing activities related to proceeds from maturities of held-to-maturity investments. During the nine months ended September 30, 2023, we also had $24 million less cash used for purchases of available-for-sale securities as well as $24 million less cash used for purchases of property, software, and equipment.
Cash used in financing activities increased $619 million compared to the prior period which was primarily driven by an increase in cash used in financing activities of $608 million from the repurchase of Class A common stock. This increase was partially offset by decreases in cash provided by financing activities of $4 million from proceeds from issuance of common stock under the ESPP and $4 million in proceeds from exercise of stock options, net of repurchases.
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
The table below summarizes the net capital, capital requirements, and excess net capital of RHS and RHF:

	September 30, 2023
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,735	$77	$2,658
RHF	$275	$0.25	$274

As of September 30, 2023, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.
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
There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2022 Form 10-K.
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
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents, cash and cash equivalents segregated under federal and other regulations, deposits with clearing organizations, restricted cash, investments in debt securities and margin loans. We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on total net revenues. The results of the analysis based on our financial position as of September 30, 2023, indicate that a hypothetical 100 basis point decrease in interest rates would have had a negatively correlated impact of approximately 11% on total net revenues.
Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.

We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 12 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of September 30, 2023, we had limited financial exposure associated with changes in interest rates as of such date.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements — Note 17 - Commitments & Contingencies.”

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
•Our support for Crypto Transfers, Robinhood Wallet, Robinhood Connect, the Robinhood Cash Card (each as defined below), Robinhood Credit, spending accounts, and other payments and spending services increases the risk that our platform could be exploited to facilitate illegal payments, potentially resulting in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.
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

However, the circumstances that accelerated the growth of our business over the last few years, including an extended period of general macroeconomic growth in the U.S., as well as growth in the financial services and technology industries in which we operate, did not continue in 2022 and the first three quarters of 2023 and might not return in the future. For example, for fiscal year 2022, our revenue was $1,358 million, representing an annual decline of 25%, and we had Net Cumulative Funded Accounts of 23 million, representing an annual growth of only 1%. In addition, following the March 2020 onset of the COVID-19 pandemic, we saw substantial growth in our user base, retention, engagement, and trading activity metrics, and we saw periodic all-time highs achieved by the equity markets generally. During this period, market volatility, stay-at-home orders, and increased interest in investing and personal finance, coupled with low interest rates and a positive market environment, especially in the U.S. equity and cryptocurrency markets, helped foster an environment that encouraged an unprecedented number of first-time retail investors to become our users and begin trading on our platform. As the COVID-19 pandemic began to subside in the second half of 2021 and the related circumstances that accelerated the growth of our business did not continue, we saw the growth of our user base in recent periods slow compared to the accelerated growth we experienced in 2020 and the first half of 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods.

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
We have expanded our operations rapidly, including continuing to introduce new products and services in our platform, and have limited operating experience at our current scale, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. For example, in 2020 and the first half of 2021, we went through a period of hyper growth accelerated by several factors including pandemic lockdowns, low interest rates, and fiscal stimulus. However, as a result of the general downturn in economic conditions and the U.S. equity markets in 2022, we announced two restructurings in April 2022) and August of 2022 that impacted approximately 1,100 employees and scaled back hiring plans. As part of our ongoing efforts in the normal course of business, we continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers.

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
We incurred operating losses each year from our inception in 2013 through 2019, including GAAP net losses of $6 million, $58 million, and $107 million for years 2017, 2018, and 2019, respectively. Although we generated positive GAAP net income for 2020, we returned to a net loss position for 2021 and 2022 as our operating expenses increased substantially. While we generated positive net income in the second quarter of 2023, we returned to a net loss position for the third quarter of 2023, and we might not be able to increase our revenue and/or further reduce our operating expenses by sufficient amounts to generate positive net income again in the future.
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

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions, we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF. For example, the intra-day trading price of our Class A common stock fell as much as 5.3% on December 14, 2022, the day the December 2022 Rule Proposals were announced.

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

Higher interest rates also lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which might reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, meet minimum credit card payments, deliver securities sold, or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income. Fluctuations in interest rates could adversely impact our customers’ general spending levels and ability and willingness to invest and spend through our platform.
As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules. We could be penalized if we fail to comply with these requirements and these requirements might be modified in the future in a way that could harm our business.
As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders. As previously disclosed, in December 2019 and 2020, we settled a FINRA disciplinary action and an SEC investigation, respectively, that related to our best execution practices. We face a risk of additional investigations or penalties in the future related to our best execution practices.
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

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected in the future by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in July 2023, the SEC proposed amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. Any such amendments could make it more difficult for us to comply with these regulations. Additionally, there is not definitive guidance on whether or how these rules may apply to cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do. See the discussion of SAB 121 below in “Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”

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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and recent ongoing events in the Middle East, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities or cryptocurrencies (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities or cryptocurrencies trading generally (such as the bear markets that developed for equities and crypto in the second quarter of 2022 and continued into 2023 (the “2022 Bear Markets”)), changes in the markets in which such transactions occur (such as following the 2022 Crypto Bankruptcies), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. For example, as a result of the 2022 Bear Markets, for fiscal year 2022, our daily revenue trades for options, equities, and crypto declined by 33%, 49%, and 75%, compared to fiscal year 2021. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

We currently have a remote work policy, under which a large segment of our employees are not required to come into the office on a daily basis, although as of September 2023, most employees living within 35 miles of any of our offices are expected to work in-office at least three days a week (the “Return to Office policy”). Employees who do not live within 35 miles of any of our offices continue to be allowed to work remotely full-time. Allowing our employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.
Allowing for remote work has also made and might continue to make it more difficult for us to preserve our corporate culture of innovation and our employees might have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that requiring a subset of employees to work in-office, or allowing certain employees to continue to work remotely, will not have a negative impact on employee morale or productivity. Any failure to overcome the challenges presented by our Return to Office policy and remote work policy could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, maintain product development velocity, and execute on our business strategy.
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

We have publicly stated that we'll soon launch brokerage operations in the UK and that we're also planning to launch crypto trading in the EU following our UK launch, and that we intend to continue expanding our operations outside of the United States. International expansion will require significant resources and management attention and will subject us to regulatory, economic, operational, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of the securities industry, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection, and data security.

The substantial costs and uncertainties related to complying with these regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, since launching Sherwood Media, LLC (“Sherwood Media”), our media subsidiary dedicated to providing news and information about the markets, economics, business, technology, and the culture of money), we have received inquiries from FINRA regarding Sherwood Media’s relationship to RHF. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

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

These and other proceedings, some of which are described in Note 17 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

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

Also, in September 2021, FINRA announced that it is reviewing firms’ use of social media marketing, including social media influencers, which is a marketing channel that we actively utilize. In February 2022, FINRA opened an investigation into our use of social media marketing. In February 2023, FINRA provided updated guidance about firms’ practices related to their acquisition of customers through social media channels, as well as firms' sharing of customers’ usage information with affiliates and non-affiliated third parties. In light of this updated guidance, we narrowed the scope of our social media influencer and affiliate publisher programs. Any additional limits that FINRA might impose on our use of this marketing channel could make it more difficult for us to attract new customers, resulting in slower growth.

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

For more information about the legal proceedings in which we are currently involved, see Note 17 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report.

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

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely might contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect and some such problems might only be discovered after code has been released for external or internal use. Media outlets have in the past and might in the future learn of our plans for features by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. For example, this occurred in September 2021 prior to our launch announcement for our crypto transfers feature (“Crypto Transfers”). Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

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

Our systems and those of our customers and third-party service providers have been and might in the future be vulnerable to cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems, and networks have been and might in the future be subject to attempted cybersecurity attacks. Such issues are increasing in frequency and evolving in nature, including employee and contractor theft or misuse, denial-of-service attacks, and sophisticated nation-state and nation-state-supported actors engaging in attacks. The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal data. Security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security breaches and cybersecurity attacks increases.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act. We will also face particular privacy, data security and data protection risks if we continue to expand into the U.K. and the European Union and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 17 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our limited operating experience at our current scale, evolving business, and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures to identify, monitor and manage compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

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

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, could lead to (i) civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) the risk of fines or other actions by regulators. For example, the Q4 2022 Processing Error resulted in a $57 million loss and we have received requests for information from FINRA staff related to this matter. All customers can place limit orders to buy whole shares of certain of the most traded ETFs and individual stocks– 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur during extended hours.

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

We also provide customers with a variety of educational materials, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that we expect Sherwood Media to launch throughout this year, and the Robinhood Investment Index. Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc. and Level II market data from Nasdaq. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

If services that we do not consider to be recommendations (such as educational materials, and our editorial offerings, including Snacks) are construed as constituting investment advice or recommendations, we have been and could be in the future subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that our product features and marketing strategies amount to investment recommendations. See Note 17 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers.

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

In March 2022, the SEC staff issued SAB 121 requiring crypto platforms to recognize a liability and a corresponding asset equal to the fair value of the cryptocurrencies the entity safeguards on behalf of users. Such accounting treatment enhances the information received by investors regarding potential liabilities upon theft or loss of cryptocurrencies. But such treatment has also caused some users to question how safeguarded cryptocurrencies would be treated in a platform bankruptcy. We implemented SAB 121 for the quarter ended June 30, 2022, with retrospective application to the beginning of 2022. As a result of (and solely by virtue of) our implementation of SAB 121, the cryptocurrency we custody for users now appears on our balance sheets as an asset. In January 2023, the Bankruptcy Court for the Southern District of New York issued a ruling in In re Celsius Network LLC, that certain crypto assets held by Celsius customer accounts were the property of Celsius’s estate and that the holders of such accounts are unsecured creditors. However, unlike the terms of our user agreement, the terms of Celsius’s user agreement unambiguously provided that the rights to cryptocurrency held, including ownership rights, belonged to Celsius. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, we believe that the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. Although we are well-capitalized, to the extent users are concerned that crypto-assets might not be secure in a platform bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline. There is also no definitive guidance on whether or how SAB 121 applies to broker-dealer entities in a corporate organizational structure where another, separate entity in that structure safeguards cryptocurrencies on behalf of users.

Furthermore, the Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. On August 25, 2023, the Treasury Department and Internal Revenue Service released proposed regulations on the sale and exchange of digital assets by brokers. In particular, the proposed regulations would require basis tracking for digital assets that are treated as “covered securities” if acquired on or after January 1, 2023 and information reporting by digital asset brokers on certain digital asset sales or exchanges that occur on or after January 1, 2025. The implementation of these requirements, and any further legislative changes or related guidance from the Internal Revenue Service, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the Organization for Economic Cooperation and Development has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing rules for reporting crypto assets under the global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation of these requirements might significantly impact our operations and result in increased costs.

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

With Robinhood Wallet, our self-custody, web3 wallet, customers have sole access and control over their cryptocurrencies on certain networks and personally hold and maintain their private keys. Although we do not custody cryptocurrencies held in a customer’s Robinhood Wallet and do not have access to customers’ private keys, customers who lose their private keys, and thus access to their Robinhood Wallet accounts, may react negatively. Although our account agreements for Crypto Transfers and Robinhood Wallet disclaims responsibility for losses caused by customer errors, such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

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
Risks Related to Our Spending and Payments Products and Services

Our spending and payments products and services subject us to risks related to bank partnerships, FDIC pass-through insurance and other regulatory obligations.

We offer spending accounts (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and we have also partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users are opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. Additionally, the Robinhood Credit card is issued by Coastal Bank, a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. Our partner banks are members of the FDIC.
We believe our record keeping for our users’ funds held in Robinhood Cash Card accounts at Sutton and held in spending accounts at our other partner bank complies with all applicable requirements for each participating user’s deposits to be eligible for FDIC pass-through insurance coverage, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC might not recognize users’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our users’ funds held at our partner banks are not covered by deposit insurance, participating users might decide to withdraw their funds, which could adversely affect our brand and our business. Due to the fact that we are deemed a service-provider to our partner banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB.
As a result of the stored value spending account program and the Robinhood Cash Card, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. As a result of Robinhood Credit, we are also subject to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply.

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
Offering the Robinhood Credit increases our exposure to customer defaults and credit risk and could result in losses.
We market consumer credit cards originated by our partner bank, Coastal Bank, pursuant to the Program Agreement and indemnify Coastal Bank for certain losses under the Program Agreement. The revenue generated from the Program Agreement, as well as the extent of credit losses incurred, depends in part on Coastal Bank’s ability to manage credit risk while attracting new customers with profitable usage patterns. Coastal Bank, in conjunction with Robinhood Credit, selects customers, manages accounts and establishes terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate for credit risk, while encouraging customers to use their available credit. The models and approaches that Coastal Bank uses to manage credit risk may not accurately predict future charge-offs. Coastal Bank’s ability to manage credit risk and our ability, as servicer, to avoid high charge-off rates also may be adversely affected by general economic conditions including unemployment, the availability of consumer credit and the competitive environment, as well as events that may be difficult to predict, such as a general downturn in economic conditions (like the one that occurred in 2022) or public health threats (like the COVID-19 pandemic). A material increase in credit losses and defaults could have adverse effects on our financial condition and results of operations.
Use of our spending and payments services for illegal activities or improper purposes could harm our business.
The highly automated nature of, and liquidity offered by, our spending and payments services to move money make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value account, Robinhood Cash Card, and Robinhood Credit customers, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including Robinhood, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities with respect to our spending and payments services, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.
Any illegal or improper uses of our spending and payments services by our users might subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business. For example, government enforcement or regulatory authorities could seek to impose additional restrictions or liability on us arising from the use of our spending and payments services for illegal or improper activity, and our failure to detect or prevent such use. Illegitimate transactions can also prevent us from satisfying our contractual obligations to our third-party partners, which might cause us to be in breach of our obligations.

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

We use open source software in our products and services (as well as in some of our internally developed systems) and we anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we might be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can offer a different solution, which might be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms can be ambiguous, vague, or subject to various interpretations, especially given the absence of controlling case law in the U.S. or other courts. Additionally, we may open source some of our own proprietary source code and/or may make contributions to open source software. There is a risk that our proprietary software or contributions may be used in such a manner that we may need to enforce our rights to ownership of such open source software, including seeking proper usage, compliance with our license terms, or through litigation. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of license terms, or failure to enforce our ownership rights over the use of our proprietary source code could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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

We use a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary. We are subject to claims in the ordinary course of business. These claims can involve substantial amounts of money and involve significant defense costs. It is not possible to prevent or detect all activities giving rise to claims and the precautions we take might not be effective in all cases. We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, cyber and data breach, crime, and fidelity bond insurance. Our insurance coverage is expensive and maintaining or expanding our insurance coverage might have an adverse effect on our results of operations and financial condition.

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
We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as MAU, AUC, and Net Cumulative Funded Accounts, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Net Cumulative Funded Accounts, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.
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
•rumors and market speculation involving us or other companies in our industry;
•the extent to which retail and other individual investors (as distinguished from institutional investors), including our customers, invest in our Class A common stock, which might result in increased volatility; and
•media coverage related to certain individuals and entities identified as having owned our stock, and any speculation related to plans to dispose of their holdings.

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

As of September 30, 2023, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities (“Founder Affiliates”) together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and Chair of our board of directors, and Mr. Bhatt, who is also our Chief Creative Officer and a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Charter and our Amended and Restated Bylaws (our “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From July 1, 2023 through September 30, 2023 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities
The following table presents repurchases of shares of our Class A common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	55,273,469
August 1, 2023 - August 31, 2023	55,273,469	$10.96	55,273,469	—
September 1, 2023 - September 30, 2023	—	$—	—	—
Total	55,273,469	$10.96	55,273,469
__________
(1) The average cost per share excludes the 1% excise tax on net share repurchase and transaction costs.
(2) On August 30, 2023, we entered into the Share Purchase Agreement with the USMS, for and on behalf of the United States, pursuant to which we agreed to repurchase the shares (55,273,469 shares of our Class A common stock) from the USMS. The transaction closed on August 31, 2023. The sale of the shares was approved by the United States District Court for the Southern District of New York (“SDNY”) pursuant to an interlocutory sales order (the “Order”), granted on August 28, 2023, providing for the sale of the shares to us free and clear of any claims, interests, liens and encumbrances. Pursuant to the Share Purchase Agreement, we repurchased the shares for an aggregate purchase price of $606 million, or $10.96 per share, which was determined based on the arithmetic average of the per share volume-weighted average price of the our Class A common stock over each of the five consecutive trading days preceding August 13, 2023, the date on which the United States filed a motion under seal with the SDNY requesting the Order. We previously announced on February 8, 2023 that our board of directors had authorized us to pursue repurchasing most or all of the shares held by USMS but that we could not predict when, or if, the share repurchase would take place. As previously disclosed, the shares were originally acquired by Emergent Fidelity Technologies, Ltd. The shares were seized and were subsequently transferred to the custody of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) On September 8, 2023, Daniel Gallagher, our Chief Legal, Compliance, and Corporate Affairs Officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 100,000 shares of our Class A common stock on or prior to December 20, 2024. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
On September 11, 2023, Vlad Tenev, our Chair, Chief Executive Officer, Co-Founder and President, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 4,000,000 shares of our Class A common stock on or prior to November 29, 2024. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
On September 13, 2023, The Baiju Prafulkumar Bhatt Living Trust dated 11/30/17, for which Baiju Bhatt, our Chief Creative Officer, Co-Founder and a member of our Board of Directors, serves as sole trustee, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 5,208,868 shares of our Class A common stock on or prior to December 10, 2024. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
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

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*		Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021	8-K		2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated February 24, 2022	10-K		2022-02-24	3.2
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A		2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1		2021-07-01	4.2
10.1	Share Purchase Agreement, dated as of August 30, 2023, by Robinhood Markets, Inc., as purchaser, and the United States Marshals Service, for and on behalf of the United States	8-K	`	2023-09-01	10.1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	iXBRL Taxonomy Extension Schema Document					X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (contained in Exhibit 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 7, 2023.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)