Form 10-K
period 2023-12-31
Robinhood Markets, Inc.
filed 2024-02-27
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.3 billion (based on the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on that date). Shares of common stock owned by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 22, 2024, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 748,126,154 and 126,421,315.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
2

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) of Robinhood Markets, Inc (“RHM” and, together with its subsidiaries, “we”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Annual Report includes, among others, forward-looking statements regarding:
•our expectations regarding legal and regulatory proceedings and investigations;
•our plans to keep investing in mobile and continue to innovate for our active traders as well as to keep investing in our existing products and features while also launching new products like credit cards;

•our belief that as our customers grow their wealth, they will continue to expand their relationship with our platform, providing an increased opportunity to meet their growing financial needs;

•our belief that there is a significant opportunity for Robinhood to grow internationally; our intent to pursue a disciplined approach to international expansion; our plan to consider factors such as population size and demographics, legal and regulatory environments, and general investing attitudes and the competitive landscape in potential new markets when pursuing such expansion;

•our expectations about adapting our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors when pursuing such expansion; and

•our expectations about the sufficiency of our primary sources of liquidity being adequate to meet our current liquidity needs for the next 12 months.
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
•the effects of competition;
•our need to innovate and invest in new products, services, technologies and geographies in order to attract and retain customers and deepen their engagement with us in order to maintain growth;
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
•the risks associated with incorporating artificial intelligence (“AI”) technologies into some of our products and processes;
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
Our mission is to democratize finance for all. We use technology to provide access to the financial system in a way that is simple and convenient for our customers. We believe investing should be familiar and welcoming, with a simple design and an intuitive interface, so that customers are empowered to achieve their goals. We started with a revolutionary, bold brand and design in the Robinhood app which makes investing approachable for millions. We pioneered commission-free stock trading with no account minimums, which has since been adopted by the rest of the industry, and we continue to build relationships with our customers by introducing new products that further expand access to the financial system. Through these efforts, we believe we have made investing culturally relevant and understandable, and that our platform is enabling our customers to become long-term investors and take greater control of their finances.
At Robinhood, our values are in service of our customers. The following values describe the company that we aspire to become:
•Safety First. Robinhood is a safety first company. Period. We create with care, make changes thoughtfully, and we obsess over details. We don’t compromise regulatory requirements to move fast, and when we see something amiss, we move quickly to correct it. We take risks responsibly with safety as the foundation of innovation.
•Radical Customer Focus. Customers are at the center of our company. We listen to them, design for their needs, and aim to make our user experience simple and intuitive. We put what’s best for customers at the center of decision-making. When there are customer pain points, we fix them quickly.
•Participation Is Power. We empower a new generation of investors. We seek to enable everyone to participate in the financial system and we deliver products to help them accomplish their long-term financial goals. We educate and empower our customers and strive to make the financial industry more inclusive. We were founded on the ideal that the rich shouldn’t get a better deal, so we treat people fairly and strive to deliver exceptional value.
•One Robinhood. We’re all invested in the same mission. We earn the trust of our colleagues by being honest, inclusive, and transparent. We invite diverse perspectives, support each other, and engage in lively but kind debate in pursuit of our path forward. When decisions are made we move in unison with an ownership mentality. We hold ourselves accountable but never point the finger or evade responsibility, and we treat everyone with respect and grace.
•High Performance. Our first instinct is to take action. We strive for improvement and push for progress; and when something is broken, we fix it. We are driven by impact and constantly go after big opportunities. We are making Robinhood a place people want to be by investing in our employees, leveraging diverse perspectives, and rewarding top performance.

•First-Principles Thinking. We are inventors, dreamers, and problem solvers. We question assumptions and seek creative solutions rather than just following the crowd. We use data and experiments to inform our decisions, but we also make bold bets, challenge the status quo, and are often a first mover. And ultimately, we bravely do what’s right even when it’s scary and hasn’t been done before.
•Lean and Disciplined. We do more with less. We pursue operational excellence so that we can deliver exceptional value to customers. We set ambitious goals, monitor progress, and regularly benchmark our performance to increase efficiency and effectiveness. We are respectful of each other’s time, so when we change course we do so intentionally after weighing the tradeoffs.
Our Products And Features
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
Brokerage
•Investing. Our platform allows our customers to invest commission-free in U.S.-listed stocks and exchange traded funds (“ETFs”), as well as related options and American Depository Receipts (“ADR”). We believe we have designed an elegant, intuitive investing interface that provides our customers with trading functionality and market information such as historical prices, valuation multiples, recent news, analyst ratings, and more. We also launched advanced charts, which gives customers customizable, quick, simple and in-depth analysis right in the app.

•Options Trading. We review eligibility for our customers who wish to trade options, including disclosure of investment experience and knowledge, investment objectives and financial information. Subject to approval from Robinhood, customers can access basic options strategies (Level 2), which permits buying calls and puts and selling covered calls and puts, or more advanced options strategies (Level 3), which permits fixed-risk spreads (such as credit spreads and iron condors) and other advanced trading strategies, depending on their individually disclosed preparedness. We conduct regular reviews of our customers’ eligibility and take action to revoke access to trading options as appropriate, to ensure our customers are accessing the level of options strategies that are appropriate for them based on information such as their trading experience, investment objectives and financial situation.
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
•Access to Investing on Margin. Subject to approval upon meeting eligibility criteria set by Robinhood, customers can invest on margin. This allows eligible customers to borrow a limited amount of funds from Robinhood at a floating interest rate to use as additional investing capital. Robinhood decides whether to extend margin to each customer who applies for access based on information regarding customer activity, portfolio equity or net worth criteria, investment objectives, and investing experience reported by the customer.
•Fully-Paid Securities Lending. Under our Fully-Paid Securities Lending program (“Fully-Paid Securities Lending”), a customer can earn passive income on their stock portfolio once they give Robinhood permission to lend out any fully paid stocks in their portfolio. Robinhood does the work of finding interested borrowers and customers get paid a share of the interest revenue earned when their shares have been loaned to borrowers.

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
•Instant Withdrawals. Our instant withdrawals feature enables eligible customers to withdraw money from their Robinhood accounts and instantly deposit it to their bank accounts or debit cards with a fee. Instant withdrawals are also available to customers of the Robinhood Cash Card and Spending Account (each described below).
•Robinhood Retirement. We are making it easy and accessible to start saving for retirement through a traditional Individual Retirement Account (“IRA”) or Roth IRA and are expanding options for the growing population of freelance and gig workers without access to employer-based matching programs. Customers’ eligible contributions to their retirement account can earn a percentage match by Robinhood (“Robinhood Retirement Match”), subject to a five-year holding period. We offer customer IRA instant deposits up to $1,000, which allows customers to immediately start investing. Customers can also get a custom recommended portfolio, build their own, or do both, all commission-free.
•24 Hour Market. We are the first U.S. broker to offer around-the-clock trading of individual stocks, 24 hours a day, 5 days a week. We also offer around-the-clock trading of ETFs. It allows our customers to better manage their risk and take advantage of opportunities, no matter what time of day they arise.
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

Robinhood Crypto
United States
We offer commission-free cryptocurrency trading in the United States through Robinhood Crypto, LLC (“RHC”). We have expanded our coverage to include every U.S. state and the District of Columbia, except for Hawaii.
We currently support trading in the following cryptocurrencies, where available(1):

Aave (AAVE)	Avalanche (AVAX)*	Bitcoin (BTC)
Bitcoin Cash (BCH)	Chainlink (LINK)	Compound (COMP)*
Dogecoin (DOGE)	Ethereum (ETH)	Ethereum Classic (ETC)
Litecoin (LTC)	Shiba Inu (SHIB)*	Stellar Lumens (XLM)*
Tezos (XTZ)*	Uniswap (UNI)*	USD Stablecoin (USDC)**
_______________
(1) Not all cryptocurrencies are available in every state. A single asterisk indicates a cryptocurrency is not currently available for trading in New York. A double asterisk indicates a cryptocurrency is not currently available for trading in New York or Texas.
We also offer crypto recurring investments, allowing customers to automatically buy crypto, commission-free, on a schedule of their choice. This feature allows customers to build positions in their favorite cryptocurrencies over time. As an agent, we route all cryptocurrency transactions initiated by customers to third-party market makers. We never act as a counterparty to our users’ buy or sell transactions. We also offer cryptocurrency transfers (“Crypto Transfers”), allowing customers to transfer cryptocurrency into and out of their RHC accounts without commission, where eligible.
Additionally, we provide real-time market data for certain cryptocurrencies, including those that are not supported on RHC’s platforms, for informational purposes only.

In 2023, we launched Robinhood Connect, a new avenue that allows customers to fund Web3 wallets without the need to leave decentralized applications, or dApps. This avenue also benefits developers by being able to quickly embed the feature directly into their dApps, allowing their customers to use Robinhood Crypto to buy and transfer crypto, and fund their self-custody wallets.

European Union

As of December 2023, we also offer commission-free cryptocurrency trading in select jurisdictions within the European Union (the “EU”) through Robinhood Europe, UAB (“RHEC”) using a separate mobile application that is only available to eligible users in the EU. Eligible users in select jurisdictions in the EU can currently buy, sell, and hold select cryptocurrencies through RHEC. The list of cryptocurrencies supported by RHEC for eligible users in select jurisdictions in the EU is available on our website at https://robinhood.com/eu/en/support/articles/about-robinhood-crypto/.

Custody

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline. Our wallets store and transfer all the settled digital assets listed above using either private keys through hardware security modules or an architecture combining multi-party computation and hardware security to eliminate a single point of failure. We do not utilize third-party custodians for settled cryptocurrencies, but we do integrate proprietary technology from a third-party industry-standard vendor into the systems we use to support the custody, transfer and settlement operations to our wallets. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, in facilities located in the United States with physical security systems that we believe are state-of-the-art, though some coins are held in hot wallets to support day-to-day operations.

We maintain custody of our customers’ cryptocurrencies in omnibus wallets on behalf and for the benefit of our customers. Following the purchase of cryptocurrencies from liquidity providers, cryptocurrencies are delivered to the secure omnibus wallet, or in the case of a net sell, cryptocurrencies are moved from such wallet to the liquidity provider’s account. We have implemented strict operational protocols and permissions for cryptocurrency movement with our internal operational team to restrict access to customer wallets, and tightly control the movement of cryptocurrencies. More than one person is required to initiate and approve each large transfer, and only a small group of higher-level employees have the necessary privileges to add and authorize new addresses or to release proceeds from wallets. Access to cryptocurrency transfer interfaces is strictly controlled and requires hardware two-factor authentication to log in. To help ensure our security system functions as designed, our systems undergo security audits and are regularly subject to penetration testing.
We maintain a ledger of customers’ ownership and account balances of cryptocurrencies. Additionally, the Company’s accounting and crypto operations team has established internal control procedures and maintains records to verify the total quantity of each cryptocurrency we custody for our customers that are held in the omnibus wallets. Such controls are periodically tested by the Company’s internal financial compliance team.
With the exception of small amounts of cryptocurrency we purchase to support our business operations, we do not hold cryptocurrency for our own account and, therefore, do not commingle cryptocurrencies with those of our users. We do not engage in lending transactions with cryptocurrencies held on behalf of customers. We do not seek to profit from proprietary trading and only facilitate customer transactions. In addition, we have anti-money laundering and insider trading programs intended in part to prevent self-dealing and other potential conflicts of interest, including with respect to our cryptocurrency services.
Robinhood Wallet
Separately from RHC and RHEC, Robinhood offers a self-custody, web3 wallet (the “Robinhood Wallet”) in over 150 countries through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. (“RHNC”), that allows customers to deposit and withdraw cryptocurrencies to and from their wallets. Customers can store and manage cryptocurrencies on the Ethereum, Bitcoin, Dogecoin, Polygon, Arbitrum, Optimism and Base networks. The Robinhood Wallet gives customers full control over their cryptocurrencies, which means they hold and maintain the private key to their assets, and does not collect any portion of network or “gas” fees imposed by the applicable network. The Robinhood Wallet is a software application that users must access via a separate application. Neither RHC nor RHEC custody any Robinhood Wallet assets.
Robinhood Gold

Our subscription service grants subscribers access to a number of premium features. After an initial 30-day free trial, subscribers pay a flat recurring rate. Our premium features offered to Gold subscribers include:
•Higher Interest on Cash Sweep. Subscribers can earn a higher interest rate on the cash swept to participating banks compared to users who do not subscribe to Gold.
•Higher Match on IRA Contribution. Subscribers can earn a higher percentage match of 3% on eligible contributions compared to users who do not subscribe to Gold.
•Bigger Instant Deposits. Subscribers can immediately access $5,000 to $50,000 of their deposit, depending on their brokerage account balance and status, instantly so they can invest that portion of their deposit right away.

•Access to Investing on Margin at a More Competitive Interest Rate. Subscribers can invest on margin at a lower rate compared to users who do not subscribe to Gold. No interest is charged on the first $1,000 in margin borrowed by each Robinhood Gold subscriber.
•Professional Research. Subscribers have unlimited access to in-depth stock research reports provided by Morningstar.
•Nasdaq Level II Market Data. Subscribers have the ability to see greater depth of orders for any given stock or option. The ability to see multiple buy and sell requests helps subscribers understand the availability or desire for a stock at a certain price.
Robinhood Credit Card
Our Robinhood Credit Card allows us to provide our customers access to credit. The credit card program is funded under a program agreement (“Program Agreement”) between Robinhood Credit, Inc. (“Robinhood Credit”) (formerly X1 Inc.) and Coastal Community Bank (“Coastal Bank”), a member of the FDIC. There are no annual fees, no late fees, and no foreign transaction fees. The credit card offers rewards on each purchase.
Robinhood Cash Card and Spending Account
Our Cash Card and Spending Account allows customers to spend with a prepaid spending card (“Robinhood Cash Card”) issued by Sutton Bank (“Sutton”). We offer a variety of features, such as recurring investments, paycheck early access, and a cash back rewards program. There are no monthly fees, no subscription fees, and no account minimum fees. Funds held in Robinhood Cash Card and Spending Account are eligible for FDIC insurance.
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
•Robinhood Snacks. Robinhood Snacks is an accessible digest of business news stories written for a new generation of investors. Its bite-sized news stories bring new investors the latest market-moving news without all of the complicated financial jargon. Building on the success of Robinhood Snacks, we formed Sherwood Media, LLC, a subsidiary that is the home for news and information about the markets, economics, business, technology, and the culture of money.

Throughout 2023, we offered a suite of new editorial offerings, complementing Robinhood Snacks with more always-on news updates and analysis, original reporting and new newsletter offerings.
•Crypto Learn and Earn. Our exclusive in-app educational module available to all RHC and eligible RHEC customers via Robinhood Learn that educates customers on the basics about cryptocurrency. Customers who complete these courses will be eligible to receive rewards, which will be paid out in cryptocurrency.
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
•Experiments Infrastructure. To enable our rapid product development cycle, we’ve built a proprietary experiments infrastructure that enables us to test product changes through the build process and validate research hypotheses. The iterative, customer-centric product development approach that is so core to our success is enabled by this robust internal technology.
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

Customer feedback is at the heart of product development at Robinhood. As such, we regularly communicate with our customers—not just to provide support, but also to learn more about their experiences and insights, and to respond to their feedback about our products. This keeps us connected with customers and enables us to understand their expectations and the problems and opportunities they face financially. In response to slower customer support response times during high volume periods, we also streamlined the in-app phone support request process and introduced 24/7 in-app chat support.
Our Growth Strategies
We aim to serve our customers with existing product offerings, grow with our customers over time as they build their wealth, and create new and innovative products that are relevant to new and existing customers.
Winning the Active Trader Market
We are laser focused on being the top platform for traders who trade more actively and use more sophisticated products, and we track our progress here by Notional Trading Volume (as defined in Part II, Item 7 of this Annual Report, “Glossary Terms”) market share. Our focus has been on systematically resolving issues that would lead an active trader to consider using another platform, with a particular emphasis on pricing, speed, and app usability. In 2023, we launched several new features and products focused on delivering the top feature requests and addressing pain points from our active traders. These features and products included 24 Hour Market, upgraded advanced charts, strategy builder, stock screeners, and streamlined equity trading flow. We plan to keep investing in mobile where we are number one in the market today and to create a pro trader web experience that positions us to be the number one overall. We also plan to continue to innovate for our active traders to drive an even better experience.

Increasing Wallet Share
Many of our customers are just beginning their financial journeys. As our customers grow their wealth, we believe they will continue to expand their relationship with our platform, providing an increased opportunity to meet their growing financial needs. We believe that these needs may come in a number of forms, from helping new investors grow into long-term investors to providing other financial services such as saving, spending, or facilitating payments. We are committed to deepening strong relationships with our customers and we are focused on increasing Robinhood Gold Memberships and Net Deposits (as defined in Part II, Item 7 of this Annual Report, “Key Performance Metrics”). We plan to keep investing in our existing products and features such as Robinhood Gold, Robinhood Retirement, and deposit matches, while also launching new products like credit cards.
Expanding Internationally
We believe there is a significant opportunity for Robinhood to grow internationally. The Robinhood Wallet was our first offering to customers internationally and is empowering customers around the world to custody their own crypto. In December 2023, we launched the brokerage services in the United Kingdom on a rolling basis, and plan to reach full availability in the first half of 2024. The United Kingdom customers have access to commission-free trading of U.S.-listed stocks and ADRs. Additionally, we launched the Robinhood Crypto app to all eligible customers in select jurisdictions in the EU. Over time, we intend to pursue a disciplined approach to international expansion and we will consider factors such as population size and demographics, legal and regulatory environments, and general investing attitudes and the competitive landscape in potential new markets prior to pursuing such expansion. Our plans to pursue international expansion are dependent on a variety of external factors, including, among other things, our obtaining required regulatory approvals, authorizations, licenses and consents, our obtaining and protecting intellectual property rights abroad, and the identification of and successful entry into new business partnerships with third-party service providers that would be necessary to provide our products and services in the relevant local market.

Competition
We believe that we are changing the consumption patterns for financial products and services and growing the market, but will continue to face competition from other firms including large legacy financial institutions, large technology companies, and smaller, new financial technology entrants.
We believe that the key competitive factors in our market include:
•product innovation, including features, quality, and functionality;
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

The relationship we have built with our customers has led many to want to talk about Robinhood and share their experience with their friends and family. From Robinhood’s inception, a vast majority of our growth has come directly from customers joining our platform organically or through the Robinhood Referral Program (defined below). Since 2023, we have increased our investment in paid marketing channels to continuously promote our brand, products, and services. We believe the excitement around Robinhood demonstrates how our innovative approach to financial products has built deep, loyal customer relationships and positioned us well to continue attracting new people to our platform, and sharing new product experiences with our customers.
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
Vertically Integrated Platform
We design our own products and services and deliver them through a single, app-based platform supported by proprietary technology that has been cloud-based from the start. We are a licensed introducing broker-dealer, a licensed clearing broker-dealer, and a licensed money-transmitter. Our digitally-native technology stack also gives us control over our product development from end-to-end, enabling faster development times, better customer experiences, stronger unit economics, greater flexibility, and a robust and dynamic risk management framework. Our vertically integrated platform has enabled us to rapidly introduce new products and services such as 24 Hour Market, Robinhood Wallet and Robinhood Retirement while also supporting our ability to scale.
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

Human Capital
Our Employees and Culture
Robinhood employees are at the heart of our company mission. As of December 31, 2023, we had approximately 2,200 full-time employees. We seek to foster a high-performance culture that elevates and embraces all voices. During our weekly “all-hands” meetings, every employee has the opportunity to ask a question of our senior leadership. To ensure we provide a rich experience for our employees, we conduct ongoing employee surveys to build on the competencies that are important for our future success. Our employee surveys are an important part of our culture and the results are an important part of how we make decisions about life at Robinhood. These regular check-ins with employees provide critical input for company decisions on how to best improve productivity, inclusion, and retention. Inclusivity is core to our culture and we seek to create an environment where all viewpoints, including opposing ones, are welcome. We provide resources, opportunities, and support for career and personal growth, as well as ongoing company initiatives to maintain strong employee engagement.

Talent Acquisition and Development
A critical foundation of our mission is building an inclusive environment that attracts, develops and retains exceptional talent from diverse backgrounds and experiences. We prioritize hiring great leaders with deep functional expertise, we set high standards for performance and we commit to their professional and technical development so we can grow together as we transform the future of finance. We continue to invest in recruiting and fostering diverse talent and supporting all of our employees.
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
The professional growth of our people is essential to the growth of our business and we aim to empower all Robinhood employees to reach their full potential. We support job-specific capabilities and training to help develop behavioral and leadership capabilities for all employees. All full-time employees are offered funds that can be used for education to support skill-building both in current and for future roles, as well as access to resources and training to build their capabilities and professional coaching. We also offer a variety of formal and informal development and skills-building opportunities to our managers. For example, we have a leadership development experience for all managers to support them in their growth and development as leaders at Robinhood.
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
We have an IEB team dedicated to delivering on Robinhood’s commitment to create an inclusive environment. In 2023, we integrated IEB education into the workflow for our leaders and people managers, incorporating mitigating bias and equity content into feedback loops, performance reviews, and promotions. We attended and sponsored a number of conferences focused on recruiting talent from underrepresented groups and continued to expand our community outreach efforts around financial inclusion for underrepresented communities.
As of December 31, 2023, 60% of our employees are members of at least one of our Robinhood Employee Resource Groups (“ERGs”) which are voluntary, identity or experience-based groups led by members and allies who join together to foster a more inclusive workplace. Each ERG is sponsored by members of our leadership team. We utilize ERGs to create a welcoming environment for new employees by designating Robinhood Ambassadors, leaders within our ERGs who are available to candidates and new employees who want to learn more about working at Robinhood. ERG members also have the opportunity to develop professionally, expand their networks, drive awareness around important social issues, and amplify the needs and voices of underrepresented groups. Robinhood ERGs include: Asianhood, Black Excellence (BEX), Divergent (for Neurodiversity), Latinhood, Parenthood, Rainbowhood, Sisterhood, Veterans at Robinhood, and Women in Tech.
In addition to providing a supportive, safe space for employees, a number of Robinhood ERGs support specific business objectives that include recruiting, employee engagement, marketing, and more. For example, our Women in Tech ERG hosted their annual Women in Tech conference, providing opportunities for career development and networking.

Employee Incentives and Benefits
We offer competitive compensation for employees and benefits for themselves and their families. To help foster our high performance culture, all employees are eligible for variable incentive pay (bonus and/or equity) and all of our compensation programs are directly linked to individual and company performance. Our comprehensive benefits are designed to attract the best talent and to ensure Robinhood employees are supported. Where applicable, eligibility also extends to domestic partners and their children; our approach aims to support the diverse needs of our employees. Some notable benefits that our employees value include lifetime fertility benefits, a flexible lifestyle wallet that can be used for wellness, education or any number of other benefits, generous paid family leave, retirement savings with employer match, and employer-paid health benefits.
Intellectual Property
Our success and ability to compete are significantly dependent on our core technology and intellectual property. We rely on trademarks, patents, copyrights, trade secrets, know-how and expertise, registered domain names, intellectual property assignment agreements, confidentiality procedures, license agreements, and non-disclosure agreements to establish and protect our intellectual property and proprietary rights, although we do not consider any individual piece of our intellectual property to be material to our business, taken as a whole. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how and brand, by relying on a combination of federal, state, and common law rights in the United States and other countries, as well as on contractual measures. However, these laws, agreements, and procedures provide only limited protection. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees, consultants, contractors and other third parties, and into confidentiality and non-disclosure agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information, trade secrets, know-how, and proprietary technology. We do not believe that our proprietary technology is dependent on any single or group of patent(s), trademark(s), copyright(s), domain name(s), license(s), assignment agreement(s), or any other form of intellectual property.
Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace. Any of our intellectual property rights might be successfully challenged, opposed, diluted, misappropriated, or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the U.S. or in non-U.S. jurisdictions. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights. Our efforts to enforce our intellectual property rights might also be met with defenses, counterclaims, and counter-suits attacking the validity and enforceability of our intellectual property rights.
We have an ongoing trademark, service mark, and copyright registration program pursuant to which we register our brand names and solution names, taglines, designs, and logos in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We are the registered owners of U.S. and international trademarks, trademark applications, and registrations and domain names in the U.S. and foreign countries that include the primary brand “Robinhood,” including variations thereof, as well as brands, tag lines, and other branding elements for other Robinhood products and services, such as our Snacks newsletter and media content. We also have common law rights in certain unregistered trademarks and copyrights that were established over years of use. Additionally, we have an ongoing patent registration program pursuant to which we register and acquire certain design and utility patents in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We are the authorized user of a variety of social media handles, pages, and profiles that reflect our primary brand. In addition, we have a suite of defensively registered domain names. We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, combating fraud, and maintaining goodwill. We believe the duration of our patents, trademarks, copyrights, and licenses is adequate relative to the expected lives of our products. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our trademark rights and to determine the validity and scope of the trademark rights of others.
Despite our efforts to obtain, maintain, protect, defend, and enforce our intellectual property rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who might use our technology or other proprietary information to develop services that compete with ours, and our intellectual property rights might not be respected in the future or might be invalidated, circumvented, or challenged. Although we do not consider any individual piece of our intellectual property to be material to our business, taken as a whole, see “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property and proprietary rights.
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
Broker-Dealer Regulation
As broker-dealers, our subsidiaries Robinhood Securities, LLC (“RHS”) and Robinhood Financial LLC (“RHF”) are subject to extensive regulation by federal, state and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal, state and SROs, including the SEC and Financial Industry Regulatory Authority (“FINRA”), can, and in some cases have in the past, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring and have in the past brought legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice (the “DOJ”) may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations.
The SEC and FINRA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s capital is its net worth plus qualified subordinated debt less deductions for certain types of asset. Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) specifies that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. If the Net Capital Rule is changed or expanded, or if there is an unusually large charge against our broker-dealer’s net capital, our operations could be limited. A large charge or operating loss against our net capital could adversely impact our ability to maintain or expand current business, which could have a material adverse impact on our business and financial condition. If one of our regulated entities fails to maintain its required net capital, it may be subject to suspension or revocation of its registration by regulatory authorities and suspension or expulsion by these regulators could lead to the entity’s liquidation.

Money-Transmitter Regulation
As money transmitters, our subsidiaries RHC and Robinhood Money, LLC (“RHY”) are subject to regulation, primarily at the state level. We are also subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”). We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the United States and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.
Anti-Money Laundering and Counter-Terrorist Financing
We are subject to anti-money laundering (“AML”) laws and counter-terrorist financing laws and regulations in the United States, the United Kingdom and the EU. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), broker-dealers and money transmitters are required to “know your customer” and to monitor their customers’ transactions for suspicious transactions. In the United Kingdom, the Financial Services and Markets Act 2000 is the primary regulation for all financial services in the United Kingdom. This law enacts the Financial Conduct Authority as the main AML regulator and provides guidelines for its duties.
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
Data Privacy and Security
We are also subject to laws and regulations regarding data privacy and security; in the U.S., federal law, such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal data, requires notice to individuals of privacy practices and provides individuals with some rights to prevent the use and disclosure of nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal data through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has also announced that it is reviewing the need for greater regulation for the collection, use, and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting some targeted advertising practices, and numerous states, including but not limited to California through the California Consumer Privacy Act, as modified by the California Privacy Rights Act, have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. The New York State Department of Financial Services (“NYDFS”) also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies, and other financial services institutions regulated by the NYDFS including RHC, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.
Communications Regulation
We send texts, emails, and other communications in a variety of contexts, such as when providing digital receipts and marketing. Communications laws and regulations, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.
Credit Card Regulation
Robinhood Credit is a financial technology company that offers customers access to credit cards and rewards program. Robinhood Credit is not a bank and its credit card is issued by Coastal Bank, member FDIC, pursuant to a license from Visa U.S.A. Inc. Because of its role in offering customers access to a credit card, Robinhood Credit is subject to the jurisdiction of the CFPB. The CFPB has broad authority over Robinhood Credit’s business, including authority to write regulations under federal consumer financial protection laws such as the Truth in Lending Act (“TILA”) and the Equal Credit Opportunity Act (“ECOA”), and to enforce those laws against and examine large financial institutions, such as Coastal Bank, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. Robinhood Credit is subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit. As a vendor to Coastal Bank, Robinhood Credit is also subject to examination by federal banking regulators, such as the Federal Reserve Board, with respect to the marketing, customer screening and servicing activities undertaken by Robinhood Credit on Coastal Bank’s behalf. In addition, Robinhood Credit may be considered to qualify as a “debt collector” and federal, state and local statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer receivables. The Fair Debt Collections Practices Act (“FDCPA”) and comparable state and local laws establish specific guidelines and procedures which debt collectors must follow when communicating with consumers, including the time, place and manner of the communications. Robinhood Credit has policies and procedures in place to comply with the applicable provisions of the TILA, ECOA, FDCPA and other applicable federal law and comparable regulations in all of its activities. Failure to comply with these laws and regulatory requirements applicable to Robinhood Credit’s business may, among other things, subject Robinhood Credit to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm Robinhood Credit’s business and its ability to maintain its partnerships and product offerings.
Finally, Robinhood Credit’s activities are subject to certain state licensing requirements. Because of its partnership with Coastal Bank for the issuance of credit card accounts, Robinhood Credit believes in most states it operates it is exempt from or satisfies relevant licensing requirements with respect to the origination of credit card accounts that Robinhood Credit facilitates. However, Robinhood Credit may need one or more state licenses to broker, acquire, service and/or enforce loans. As needed, Robinhood Credit has and will continue to endeavor to apply and obtain the appropriate licenses. Although Robinhood Credit will periodically evaluate the need for licensing in various jurisdictions, there is a risk that, at any given time, Robinhood Credit will not have the necessary licenses to operate in all relevant jurisdictions or that Robinhood Credit will not be in full compliance with all applicable requirements. If Robinhood Credit is found to not have complied with applicable laws, regulations or requirements in any jurisdiction, Robinhood Credit could lose one or more of its licenses, become subject to a consent order or administrative enforcement action, need to modify or suspend certain of its business practices (including limiting the maximum Annual Percentage Rates offered to credit card applicants), or be required to obtain a license in such jurisdiction, any of which may harm Robinhood Credit’s business.
Authorized Activities in the U.K.
Robinhood U.K., Ltd. (“RHUK”) is authorized and regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom to carry on certain regulated activities related to the provision of investment services. The FCA regulates the financial services industry in the UK. Its role includes securing an appropriate degree of protection for consumers, protecting and enhancing the integrity of the UK financial system, and promoting effective competition in the interest of consumers. If RHUK and/or its personnel fail to meet FCA standards, the FCA has a range of enforcement powers that it can use, including among other things, withdrawing a firm’s authorization, prohibiting and suspending firms and individuals from undertaking regulated activities, issuing fines, and bringing criminal prosecutions.
Cryptocurrency Regulation in the European Union
RHEC offers cryptocurrency services to eligible customers in select jurisdictions in the EU and is registered according to the regulatory requirements of the Republic of Lithuania as a virtual currency exchange and virtual currency depository wallet operator. RHEC is supervised by the Lithuanian Financial Crime Investigation Service under the Ministry of the Interior of the Republic of Lithuania. RHEC is also registered under the applicable Polish law as a virtual assets service provider (“VASP”) in the Register of Virtual Currency Activities maintained by the Director of the Tax Administration Chamber in Poland. RHEC is in the process of obtaining necessary authorizations and licenses to operate in other countries in the EU. RHEC also intends to expand its offerings. Failure to comply with applicable Lithuanian rules and regulations, and similar laws, rules and regulations in other EU countries could result in fines or other legal consequences for RHEC. In addition, EU-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected to take effect in the near term, with the adoption of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which is expected to impact our operations in the EU.
Anti-Bribery and Anti-Corruption Regulations
We are subject to anti-bribery and anti-corruption regulations imposed by the Foreign Corrupt Practices Act (“FCPA”) in the U.S. and the U.K. Bribery Act 2010 (“the Bribery Act”), which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The Bribery Act also prohibits improper payments between private entities and persons. Additionally, the FCPA requires issuers to maintain accurate books and records and have a system of internal controls sufficient to, among other things, provide reasonable assurances that transactions are executed and assets are accessed and accounted for in accordance with management's authorization.
The sanctions for FCPA and Bribery Act violations can be significant. The SEC may bring civil enforcement actions against issuers and their officers, directors, employees, stockholders, and agents for violations of the anti-bribery or accounting provisions of the FCPA. Companies and individuals that have committed violations of the FCPA may have to disgorge their ill-gotten gains plus pay prejudgment interest and substantial civil penalties. Companies may also be subject to oversight by an independent consultant. In the U.K., the Serious Fraud Office (“SFO”) has also published various policies and internal guidance documents for investigators and prosecutors considering bribery offenses. The consequences for individuals and organizations found guilty of an offense under the Bribery Act can be serious. The maximum sentence is 10 years for individuals who commit such offenses. Organizations are liable for an unlimited fine; removal of tainted proceeds; debarment from public sector contracts/tenders, as well as the disruption and cost of a law enforcement investigation; and directors may be disqualified from acting as a director for up to fifteen years.
Environmental Regulation
We are subject to applicable federal, state, local and foreign laws and regulations relating to climate risk and environmental impact, including those required by the U.S. Environmental Protection Agency. In addition, we are, or may become, subject to various climate disclosure regimes regulating the disclosure of green house gas (“GHG”) emissions and related information, such as the EU’s Corporate Sustainability Reporting Directive (“CSRD”) and California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act. The interpretation and enforcement of such climate disclosure regimes remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We use the “Overview” tab of our Investor Relations website (accessible at investors.robinhood.com/overview) and its Newsroom (accessible at newsroom.aboutrobinhood.com), as means of disclosing information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure. Investors should routinely monitor those web pages, in addition to our press releases, SEC filings, and public conference calls and webcasts, as information posted on them could be deemed to be material information. The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
•We recently started operating in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.
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
•We are incorporating AI technologies into some of our products and processes. These technologies may present business, compliance, and reputational risks.
•Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party or fourth-party service providers.
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
•The prices of most cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, and we may not effectively identify, prevent or mitigate cryptocurrency market risks, any of which would adversely affect the success of our business, financial condition and results of operations.

•Any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.
•Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.
•Our support for Crypto Transfers, Robinhood Wallet, Robinhood Connect, the Robinhood Cash Card, Robinhood Credit, Spending Account, and other payments and spending services increases the risk that our platform could be exploited to facilitate illegal payments, potentially resulting in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.
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
We have grown rapidly since our founding. However, the circumstances that accelerated the growth of our business in the past, including an extended period of general macroeconomic growth in the U.S., as well as growth in the financial services and technology industries, have slowed in recent years and may not exist in the future. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods.

We might experience declines in the growth of our business (or negative growth) as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of customers that utilize our platform, declines in the level of usage of our platform by existing customers, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that have, in some instances, and could continue to reduce financial activity and the maturation of our business, among others. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate continues to decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
•the timing and amount of non-cash expenses, such as share-based compensation (“SBC”) and asset impairments;
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
In most full year periods since our inception, we have incurred operating losses. Although we have had two quarters of positive GAAP net income in 2023 and we generated higher net revenues for 2023 compared to each of 2019 through 2022, we reported a GAAP net loss for full year 2023 and we might not be able to increase our revenue and/or further reduce our operating expenses by sufficient amounts to generate positive net income in the future.
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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions (defined below), and since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in December 2022, the SEC proposed four separate equity market structure rules (the “December 2022 Rule Proposals”) related to (i) best execution; (ii) order competition, including requiring certain retail equity orders to be exposed in auctions before being internalized; (iii) order execution disclosure; and (iv) order tick size and fee caps. Although these proposed rules related to market structure design do not ban PFOF, they introduce new requirements around “conflicted transactions,” and if adopted as proposed, they would have the indirect effect of making PFOF more difficult or impossible to earn and condensing the revenues we could theoretically earn. Any new or heightened PFOF regulation, including the December 2022 Rule Proposals if adopted as proposed, could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might make it more difficult for us to expand our platform in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or a ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (defined below), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF. For example, the intra-day trading price of our Class A common stock fell as much as 5.3% on December 14, 2022, the day the December 2022 Rule Proposals were announced.

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

A large portion of our revenue comes from interest income earned from our corporate cash and investment portfolio, our securities lending activities, cash sweep, and from interest-rate sensitive assets, including receivables from users’ margin-borrowing and other assets underlying the customer balances we hold on our balance sheets as customer accounts. Interest rates are the key driver of our net interest income and are subject to many factors beyond our control. As interest rates increased starting in 2022, interest income has contributed an increasing share of our total net revenues, net income (loss), and cash flows, prior to any income tax effects. Reductions in interest rates and a return to a low interest rate environment would negatively impact our total net revenues, net income (loss), and cash flows, prior to any income tax effects, and adversely impact our customers’ returns on their cash deposits. Changes to the level or mix of interest earning balances could also negatively impact our total net revenues, net income (loss), and cash flows, prior to any tax income effects, if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates. For a more detailed discussion of interest rate risk and an estimate of how hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities could affect our total net revenues, net income (loss), and cash flows, prior to any income tax effects, see “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” elsewhere in this report.

Higher interest rates also lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which might reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, meet minimum credit card payments, deliver securities sold, or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income (loss). Fluctuations in interest rates could adversely impact our customers’ general spending levels and ability and willingness to invest and spend through our platform.

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

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected in the future by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in July 2023, the SEC proposed amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. Any such amendments could make it more difficult for us to comply with these regulations. Additionally, there is not definitive guidance on whether or how these rules may apply to cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do. See the discussion of SEC Staff Accounting Bulletin 121 (“SAB 121”) below in “Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, NSCC, and OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions (defined below).

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

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platform, such as the service outages on our stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”), the partial service outages and degraded service on our cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”), or the data security incident we experienced in November 2021 when an unauthorized third-party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”) are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions (defined below).

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
•any repeat imposition of temporary trading restrictions (similar to our Early 2021 Trading Restrictions as defined below), or any outright failure to meet our deposit requirements;
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

These and other events could negatively impact the willingness of our existing customers, and potential new customers, to do business with us, which could adversely affect our trading volumes and number of Funded Customers (previously Net Cumulative Funded Accounts, see Part II, Item 7 of this Annual Report, “Key Performance Metrics”), as well as our ability to recruit and retain personnel, any of which could have an adverse effect on our business, financial condition, and results of operations, as well as the trading price of our Class A common stock. For instance, on November 8, 2022 (the day that FTX Trading Ltd. (“FTX”), a major international cryptocurrency exchange, halted all non-fiat customer withdrawals from its platform), the intra-day trading price of our Class A common stock fell as much as 18%. And in December 2022, shortly after FTX filed for bankruptcy on November 11, 2022, and following the bankruptcies of several other major cryptocurrency trading venues and lending platforms earlier in 2022, including Three Arrows Capital, Ltd., Voyager Digital Holdings, Inc., and Celsius Network LLC (“Celsius”) (collectively, the “2022 Crypto Bankruptcies”), we received an investigative subpoena from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations.

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

We currently have a remote work policy, under which a large segment of our employees are not required to come into the office on a daily basis, although since September 2023, most employees living within 35 miles of any of our offices are expected to work in-office at least three days a week (the “Return to Office policy”). Employees who do not live within 35 miles of any of our offices continue to be allowed to work remotely full-time. Allowing our employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our Co-Founder and Chief Executive Officer (“CEO”), Vladimir Tenev, and our Co-Founder and Chief Creative Officer, Baiju Bhatt, have been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment offer letters with some of our key personnel, these agreements have no specific duration and are terminable by either party at-will and our senior management team has experienced recent changes. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on SBC, the declines in our stock price (which make previously-granted SBC less valuable) have exacerbated the difficulty of recruiting, retaining, and motivating highly skilled personnel. Additionally, the Return to Office policy may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following the April 2022 Restructuring and August 2022 Restructuring, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

For example, in April 2022 we signed a definitive agreement to acquire Ziglu Limited (“Ziglu”), a U.K.-based electronic money institution and crypto asset firm. However, as a result of prolonged regulatory uncertainty, after careful consideration, we notified Ziglu of the termination of the agreement in February 2023. In connection with the termination of the agreement, we took a $12 million impairment charge, in addition to suffering losses from legal fees and other expenses. Additionally, because we had expected Ziglu’s team and technology to help accelerate our international expansion, the termination of the deal has delayed our plans to expand our operations in Europe, particularly with respect to cryptocurrency trading.

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

We recently started operating in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.

We currently only offer select services to the public outside the United States in certain jurisdictions, including brokerage services in the UK, crypto services in some countries in the EU, and our Robinhood Wallet, which is available in over 150 countries and offered through RHNC.

We intend to continue expanding our operations outside of the United States. International expansion requires significant resources and management attention and subjects us to additional regulatory, economic, operational, and political risks on top of those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:

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

•compliance with anti-bribery and anti-corruption laws, such as the FCPA and equivalent anti-money laundering and sanctions rules and requirements in local markets, by us, our employees, and our business partners;
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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States, the UK, the EU and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of the securities industry, financial services, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection, data security, as well as climate risk and environmental impact, including with respect to disclosure of GHG emissions and other metrics related to climate change.

The substantial costs and uncertainties related to complying with these regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, since launching Sherwood Media, our media subsidiary dedicated to providing news and information about the markets, economics, business, technology, and the culture of money), we have received inquiries from FINRA regarding Sherwood Media’s relationship to RHF. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

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

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the SEC or FINRA, other federal agencies such as OFAC, and state regulatory agencies, such as the Massachusetts Securities Division (“MSD”), the California Attorney General’s Office, and the NYDFS, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

•In June 2021, we resolved multiple matters with FINRA (including investigations into systems outages, our options product offering, and margin-related communications with customers), resulting in censure, fines and restitution of $70 million, and engagement of an independent consultant.
•In connection with the Early 2021 Trading Restrictions (defined below), we and our employees, including our co-founder and CEO, Vladimir Tenev, have received requests for information, and in some cases, subpoenas and requests for testimony from the USAO, the DOJ, Antitrust Division, the SEC staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. We have also received inquiries from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading during the week of January 25, 2021 in some of the securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., and specifically as to whether any employee trading in these securities occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations and examinations.
•In August 2022, we settled an NYDFS investigation under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant.

•Since March 2023, we have reached settlements with over 30 state regulators, including, for example, the Alabama Securities Commission, the California Department of Financial Protection and Innovation, the Colorado Division of Securities, the Delaware Department of Justice - Investor Protection Unit, the New Jersey Bureau of Securities, the South Dakota Division of Insurance, and the Texas State Securities Board regarding investigations related to RHF’s options trading and related customer communications and displays, options and margin trading approval process, the March 2020 Outages, and customer support issues prior to June 2020, under which we have agreed to pay a monetary penalty of $200,000 per state. We anticipate potential additional state settlements as part of a multi-state settlement related to these issues totaling up to approximately $10 million.
•In January 2024, we settled a matter with the MSD related to supervision of certain product features and marketing strategies, the March 2020 Outages, our options trading approval process, and the November 2021 Data Security Incident, under which we paid a $7.5 million fine and agreed to engage an independent consultant to review, among other things, implementation of the FINRA independent’s recommendations, policies and procedures regarding certain application features, and cybersecurity measures.
These and other proceedings, some of which are described in Note 17 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

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

Additionally, while we now offer select services and products in certain countries outside the United States, we are not currently licensed, authorized, or registered in any every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered , and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized could result in fines or other enforcement actions.

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

In addition to regulatory proceedings, we are also involved in numerous other litigation matters, including putative class action lawsuits, and we anticipate that we will continue to be a target for litigation in the future. Potential litigation matters include commercial litigation matters, insurance matters, securities litigation matters, privacy and cybersecurity disputes, intellectual property disputes, contract disputes, consumer protection matters, and employment matters. This risk might be more pronounced during market downturns, during which the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

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

Although our operations are currently concentrated in the United States, we recently started expanding our operations outside of the United States. As we have started to expand internationally, we have become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing. In order to comply with applicable laws, we have started to, and will continue to, revise and expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

Risks Related to Attracting, Retaining, and Engaging Customers

We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that are more appealing than ours to our current or potential customers.

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms, financial institutions, and technology platforms. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases, or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading, no account minimums, and IRA match since their introduction on our platform in order to compete with us. In addition, competitors might conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we might not be able to match the marketing efforts or prices of our competitors. In addition, our competitors might choose to forgo PFOF, which could create downward pressure on PFOF and make it more difficult for us to maintain our PFOF arrangements, which are a significant source of our revenue. We might also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

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

We have experienced customer growth in recent years (and significant growth in 2020 and 2021 in particular), including a significant fraction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. Our business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). It is particularly important that we retain and engage our most active brokerage customers, who account for a disproportionately large percentage of our brokerage trading volumes. Any erosion of this active customer base would have a disproportionately large negative impact on our revenues, which could cause the trading price of our Class A common stock to decline significantly. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platform in each of 2020, 2021, and 2022, and since 2023 we have started to increase our investment in paid marketing channels. Our efforts to attract and retain customers might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

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

Our customers may choose to cease using our platform, products, and services at any time, and may choose to transfer their accounts to another broker-dealer. For example, during the first quarter of 2021 many customers became upset by our imposition of the Early 2021 Trading Restrictions (defined below) and we saw an increase in customers choosing to transfer their accounts to other broker-dealers. The total value of outbound ACATS, an automated industry system for account asset transfers, was $4.2 billion in the first quarter of 2021, involving 5.2% of AUC from approximately 206,000 accounts, as compared to outbound transfers of $0.5 billion, involving 1.2% of AUC from approximately 24,000 accounts during each quarter of 2020 on average.

If we fail to provide and monetize new and innovative products and services that are adopted by customers, our business may become less competitive and our revenue might decline.

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing products and services and to create and monetize new products and services that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience. Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these development efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline. Our international expansion efforts may increase these risks as we expect to adapt our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors, as discussed in “—Risks Related to Our Business—We recently started operating in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.”

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

Further, we have in the past and might in the future be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platform, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations. For example, the Q4 2022 Processing Error (defined below), allowed customers, for a limited time, to execute trades selling more shares than they held in their accounts. This caused a temporary short position in that ticker symbol which Robinhood covered out of corporate cash within the same trading day, resulting in a loss of $57 million.

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

In addition, surges in trading volume on our platform have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) the March 2020 Outages, which resulted in some of our customers being unable to buy and sell securities and other financial products on our platform for a period of time, and (ii) the “April-May 2021 Disruptions, which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platform has otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

We are incorporating AI technologies into some of our products and processes. These technologies may present business, compliance, and reputational risks.

We currently use machine learning and AI to improve our products and processes in limited circumstances, such as to increase the efficiency of our in-app chat support and our fraud detection systems, and have plans to expand our use of AI in the future. Our research and development of such technology remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes.
We use AI technologies from third parties, which may include open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not been yet fully addressed by courts or regulators. The use, development, or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.
Risks Related to Cybersecurity and Data Privacy

Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party or fourth-party service providers.

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

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees might increase. Third-party risks might include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, the massive, nearly two-year long, cybersecurity attack against SolarWinds Corp., known as the SUNBURST attack, highlights the growing risk from cybersecurity threats against trusted third-party software which can lead to thousand of customers’ data being compromised. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

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

A core aspect of our business is the reliability and security of our platform. Any unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach or other security incident that we, our customers or our third-party or fourth-party service providers experience or the perception that one has occurred or might occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it might require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, our efforts to improve security and protect data from compromise might identify previously undiscovered security breaches. There could be public announcements regarding any security incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 17 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our limited operating experience at our current scale, evolving business, and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures for identifying, monitoring, and managing compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas and geographies, and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they might be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, in December 2022, RHF and RHS received investigative requests from the SEC Division of Enforcement regarding their record keeping and preservation practices, including use of personal devices for brokerage communications.

We are subject to potential losses as a result of our clearing and execution activities.

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, could lead to (i) civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) the risk of fines or other actions by regulators. For example, the Q4 2022 Processing Error resulted in a $57 million loss and we have received requests for information from FINRA staff related to this matter. All customers can place limit orders to buy whole shares of certain of the most traded ETFs and individual stocks – 24 hours a day, five days a week, through Robinhood 24

Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur during extended hours.

Our clearing operations also require a commitment of our capital and, despite safeguards implemented through both manual and automated controls, involve risks of losses due to the potential failure of our customers or counterparties to perform their obligations under these transactions and margin loans. If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes designed to manage risks related to our clearing and execution services, we face a risk that such systems and processes might be inadequate. Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition and results of operations.

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

We extend margin credit and leverage to customers, which are collateralized by customer securities. By permitting customers to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets (including rapid declines in the trading price of individual securities) in which the value of the collateral held by us could fall below the amount of a customer’s indebtedness. We also lend and borrow securities in connection with our broker-dealer business. In accordance with regulatory guidelines, we hold cash as collateral when we lend securities, and likewise, we collateralize our borrowings of securities by depositing cash with lenders. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by parties to the lending or borrowing transactions to honor their commitments could result in substantial losses. Such changes could also adversely impact our capital because our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans.

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

Risks associated with providing investment recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. Regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. For example, in September 2023, the North American Securities Association (“NASAA”) (an association of state securities administrators) proposed revisions to the NASAA model rule regarding Dishonest or Unethical Business Practices of Broker-Dealers and Agents, which are intended to address Regulation Best Interest and other developments in the securities industry. In addition, various states are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers. The SEC’s July 2023 Rule Proposals, if adopted as proposed, would impose new requirements with respect to our use of a wide range of covered technologies when we are engaging or communicating with existing and prospective customers. If adopted as proposed, the proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and would introduce new regulatory considerations or requirements that would apply to our communications and interactions with existing and prospective customers, including to the extent we provide investment advice or recommendations to them.

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

If services that we do not consider to be recommendations (such as educational materials, and our editorial offerings, including Snacks) are construed as constituting investment advice or recommendations, we have been and could be in the future subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that certain of our product features and marketing strategies amount to investment recommendations. See Note 17 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers.

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

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. We do not utilize third-party custodians for settled cryptocurrencies, but we do utilize technology from a third-party provider to manage some of our cryptocurrency, custody, transfer, and settlement operations. In general, the overwhelming majority of cryptocurrency coins on our platform are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. As a public company, we are required to comply with the Sarbanes–Oxley Act of 2002. As part of this, we are required to establish and maintain adequate internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting. This includes the user cryptocurrencies safeguarding obligation and the asset related to user cryptocurrencies safeguarding obligation on our consolidated balance sheets in our audited financial statements which represents our obligation to safeguard crypto-assets held in our custody on behalf of our users. The effectiveness of our internal control over financial reporting and our financial statements and related notes are audited by Ernst & Young LLP, our independent registered public accounting firm. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. We maintain backup copies of our private keys in multiple separate locations and we have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we may not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV (“BSV”) network, allowing them to spend coins they did not have and prevent transactions from completing. Any loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances and cryptocurrency investments are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Because many insurance carriers do not provide insurance coverage for crypto-related risks, comprehensive coverage for such events is not readily available on commercially reasonable terms. Our current coverage is limited and may not cover the extent of loss, nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the current total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Furthermore, the term of our current insurance policy expires in the third quarter of 2024, with our option to renew annually or for the carrier to terminate coverage with advance written notice. Any loss of our insurance coverage would impede our ability to mitigate any losses our customers might suffer if we are unable to access private keys. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platform, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

The prices of most cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, and we may not effectively identify, prevent or mitigate cryptocurrency market risks, any of which would adversely affect the success of our business, financial condition and results of operations.

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

While we currently support several cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platform. The listing committee of Robinhood Crypto conducts regular reviews of the cryptocurrencies available on our platform to ensure that they continue to meet our requirements under our internal policies and procedures for continued support on our platform and possesses the authority to delist and cease support for any asset based on various factors. Ceasing support for a cryptocurrency with substantial market interest (or if our consideration to cease supporting such a cryptocurrency becomes known) has in the past exposed, and may continue to expose us to negative attention, adversely impacting our business, including revenue loss from no longer supporting a cryptocurrency or customer reaction to such a decision. For instance, in the past we have encountered an influx of customer complaints related to our decisions to cease support for certain cryptocurrencies.

Volatility in the values of cryptocurrencies caused by the factors described above or other factors might impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.

Although the 2022 Crypto Bankruptcies did not have any material impact on our business—and neither our board of directors nor management have to date identified any material gaps or weaknesses with respect to our existing risk management processes and policies in light of recent cryptocurrency market conditions—we remain subject to cryptocurrency market risks. If we are unable to effectively identify, prevent or mitigate such risks, the success of our business, our financial condition and results of our operations may be adversely affected. As part of our overall risk management processes, our management Enterprise Risk Committee (the “ERC”), which comprises senior leaders of the Company, including the CEO, Chief Financial Officer (“CFO”), Chief Legal, Compliance and Corporate Affairs Officer (“CLO”), CSO, Vice President of Risk and Audit, and Chief Brokerage Officer and General Manager of Brokerage (“CBO”), among others, reviews on at least a quarterly basis risks that are escalated by the Company’s Enterprise Risk Management (“ERM”) function. ERM maintains a risk taxonomy and a scoring methodology design to ensure risks are evaluated in a clear and transparent manner, and further escalates top risks to the Safety, Risk and Regulatory Committee of the board of directors (the “Safety Committee”), along with planned mitigants and monitoring procedures. The Safety Committee reviews management’s procedures to identify, assess, manage, monitor and mitigate material risks not allocated to the board of directors or another committee. In addition to RHM-level processes, entity-level risk teams affiliated with our operating subsidiaries, including one at RHC, perform ongoing risk operations, including risk and control self-assessments and maintaining risk and control registers. As management identifies operational risks, the entity-level risk team tracks the risk drivers and planned mitigating measures and escalates such risks, as needed, to ERM.

In light of events in 2022, including the 2022 Crypto Bankruptcies, cryptocurrency market risks were identified as a top risk to the Company and management has accordingly implemented certain measures, including enhanced monitoring for cryptocurrency markets (such as reducing net open position limits with liquidity partners through more frequent settlement; adding additional banking and liquidity partners; monitoring on-platform trading activity, coin deposits and withdrawals; and ongoing diligence for listings and banking relationships). ERM has also provided quarterly updates to the Safety Committee with respect to such risks and responses. In addition, RHC maintains a listing committee as described above.

Any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and that we believe are not securities under U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in the cryptocurrency and its related ecosystem. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. The SEC staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and its staff have taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions – and we do not currently support any cryptocurrencies for which the SEC or its staff has taken such a position. Otherwise, the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security. While prior public statements by senior officials at the SEC indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms), Bitcoin and Ethereum were the only specific cryptocurrencies as to which senior officials at the SEC had publicly expressed such a view. However, Chair Gensler was quoted in a February 2023 interview as saying “[e]verything other than Bitcoin” when discussing the SEC’s purview with respect to cryptocurrency and in April 2023 declined to provide his view when asked if he considered Ethereum to be a security during his testimony to the U.S. House of Representatives Financial Services Committee. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. In September 2022, Chair Gensler stated in a speech that he believes a vast majority of the nearly 10,000 tokens in the crypto market are securities and reiterated this statement in his September 2022 testimony before the U.S. Senate Committee on Banking, Housing, and Urban Affairs and April 2023 testimony before the U.S. House of Representatives Committee on Financial Services. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to assert or determine that a cryptocurrency supported by our platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. Additionally, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase,

Inc. (collectively, “Coinbase”) (collectively, the “Coinbase and Binance Charges”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities, including Cardano, Polygon, and Solana, which were supported on our platform. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. Although we have since ceased support for Cardano, Polygon, and Solana, we do offer the Robinhood Wallet, which is a self-custodial crypto wallet. The outcome of these matters provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we also have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the Commission find that, certain cryptocurrencies supported by our platform are securities. Our discussions with the SEC Staff are ongoing.

To the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our platform are securities, that assertion or determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions, including disgorgement or penalties which could be material, for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer, national securities exchange, clearing agency, or other regulated entity without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. In particular, Chair Gensler noted in his April 2023 testimony that “Given that most crypto tokens are securities, it follows that many crypto intermediaries are transacting in securities and have to register with the SEC” and that crypto investors should benefit from compliance with the securities laws. In April 2023, the SEC also reopened the comment period and provided supplemental information on proposed amendments to the definition of “exchange” under Exchange Act Rule 3b-16, including reiterating the applicability of existing rules to platforms that trade crypto asset securities. Additionally, any determination that Bitcoin or Ethereum is a security could draw negative publicity and cause a decline in the general acceptance of cryptocurrencies. Also, it would make it more difficult for Bitcoin or Ethereum, as applicable, to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. In addition, our growth might be adversely affected if we are not able to expand our platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

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

In March 2022, the SEC staff issued SAB 121 requiring crypto platforms to recognize a liability and a corresponding asset equal to the fair value of the cryptocurrencies the entity safeguards on behalf of users. Such accounting treatment enhances the information received by investors regarding potential liabilities upon theft or loss of cryptocurrencies. But such treatment has also caused some users to question how safeguarded cryptocurrencies would be treated in a platform bankruptcy. We implemented SAB 121 for the quarter ended June 30, 2022, with retrospective application to the beginning of 2022. As a result of (and solely by virtue of) our implementation of SAB 121, the cryptocurrency we custody for users now appears on our balance sheets as an asset. In January 2023, the Bankruptcy Court for the Southern District of New York issued a ruling in In re Celsius Network LLC, that certain crypto assets held by Celsius customer accounts were the property of Celsius’s estate and that the holders of such accounts are unsecured creditors. However, unlike the terms of our user agreement, the terms of Celsius’s user agreement unambiguously provided that the rights to cryptocurrency held, including ownership rights, belonged to Celsius. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, after consultation with internal and external legal counsel, we believe that the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. Although we are well-capitalized, to the extent users are concerned that crypto assets might not be secure in a platform bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline. There is also no definitive guidance on whether or how SAB 121 applies to broker-dealer entities in a corporate organizational structure where another, separate entity in that structure safeguards cryptocurrencies on behalf of users.

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

Our international expansion also subjects us to additional laws, regulations, or other government or regulatory scrutiny as discussed in “—Risks Related to Our Business—We recently started operating in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.” For example, we may be subject to the authorization, compliance and disclosure regime of MiCA for crypto asset service providers and issuers of certain crypto assets. Compliance with such regulation may require the implementation of new systems and processes, and updates to our policies. When the provisions of MiCA take effect on December 30, 2024, we may need to have a MiCA license, or be in a position to rely on the transitional period provided by an EU member state where we have received a digital asset license while we seek MiCA registration. While MiCA provides member states with the option of implementing a transitional period from December 30, 2024 to July 1, 2026, at this time, the Bank of Lithuania has proposed not to offer a MiCA transitional period for registrants in Lithuania beyond December 30, 2024. The relevant Lithuanian authorities are actively preparing for MiCA regulation, and the application process in Lithuania has not yet been finalized. At this time, if we are unable to obtain MiCA registration, or be in a position to rely on the transitional period in another EU member state, by December 30, 2024, we may be forced to cease RHEC’s operations in certain EU member states until and unless we have obtained MiCA registration, which could take longer than we expect and would adversely affect our international operations.

Our Crypto Transfers, Robinhood Wallet, and Robinhood Connect features could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

In the United States, we allow customers to deposit and withdraw cryptocurrencies to and from our platform through our Crypto Transfers feature in the states in which RHC operates (other than New York, where our regulatory application is still pending). Crypto Transfers are processed using Robinhood’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, as of April 27, 2023, customers have access to a fiat-to-crypto on-ramp tool that developers can embed directly into their decentralized applications (“Robinhood Connect”), allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

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

We offer a Spending Account (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and we have also partnered, on a non-exclusive basis, with Sutton, an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users are opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. Additionally, Robinhood branded credit cards are issued by Coastal Bank, a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. Our partner banks are members of the FDIC.
We believe our record keeping for our users’ funds held in Robinhood Cash Card accounts at Sutton and held in a Spending Account at our other partner bank complies with all applicable requirements for each participating user’s deposits to be eligible for FDIC pass-through insurance coverage, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC might not recognize users’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our users’ funds held at our partner banks are not covered by deposit insurance, participating users might decide to withdraw their funds, which could adversely affect our brand and our business. Due to the fact that we are deemed a service-provider to our partner banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB.
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
Offering Robinhood Credit increases our exposure to customer defaults and credit risk and could result in losses.
We market consumer credit cards originated by our partner bank, Coastal Bank, pursuant to the Program Agreement, and indemnify Coastal Bank for certain losses under the Program Agreement. We partner with Coastal Bank to develop proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate for credit risk in connection with selecting customers, managing accounts and establishing terms and credit limits. The revenue generated from the Program Agreement, as well as the extent of credit losses incurred, depends in part on managing credit risk while attracting new customers with profitable usage patterns. The models and approaches used to manage credit risk may not accurately predict future charge-offs and our ability to avoid high charge-off rates also may be adversely affected by general economic conditions including unemployment, the availability of consumer credit and the competitive environment, as well as events that may be difficult to predict, such as a general downturn in economic conditions (like the one that occurred in 2022) or public health threats (like the COVID-19 pandemic). A material increase in credit losses and defaults could have adverse effects on our financial condition and results of operations.
Use of our spending and payments services for illegal activities or improper purposes could harm our business.
The highly automated nature of, and liquidity offered by, our spending and payments services to move money make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value Spending Account, Robinhood Cash Card, and Robinhood Credit customers, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including Robinhood, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities with respect to our spending and payments services, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.
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

We have entered into certain credit agreements and might enter into additional agreements for other borrowing in the future. These agreements contain various restrictive covenants, including, among other things, minimum liquidity and tangible net worth requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related person transactions. These agreements also contain financial covenants, including obligations to maintain certain capitalization amounts and other financial ratios. These restrictions might restrict our current and future operations, including our ability to incur debt to increase our liquidity position.

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

Our insurance coverage is subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency, and might be insufficient to protect us against all losses and costs stemming from processing, operational, and technological failures. Furthermore, for certain lines of coverage, continued insurance coverage might not be available to us in the future on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of material changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

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

We also are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, excise, goods and services, and property taxes in the United States and various foreign jurisdictions. Specifically, we might be subject to ''digital service taxes'' or new allocations of tax as a result of increasing efforts by certain jurisdictions to tax cross border activities that might not have been subject to tax under existing international tax principles. Companies such as ours could be adversely impacted by such taxes.

Our ability to use our net operating losses to offset future taxable income could be subject to certain limitations.

As of December 31, 2023, we have net operating loss carryforwards (“NOLs”) available to reduce future taxable income. However, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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
We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, AUC, and MAU, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Funded Customers (formerly Net Cumulative Funded Accounts), that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.
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

As of December 31, 2023, our founders and their related entities hold approximately 15% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

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

Our Charter and our Bylaws contain, and Delaware law contains, provisions that might have the effect of deterring takeovers by making such takeovers more expensive to the bidder and by encouraging prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover, such as a classified board, limitations on the ability of stockholders to take action by written consent, and the ability of our board of directors to designate the terms of preferred stock and authorize its issuance without stockholder approval. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Robinhood immune from takeovers. However, these provisions will apply even if the offer might be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Robinhood and our stockholders. Accordingly, if our board of directors determines that a potential acquisition is not in the best interests of Robinhood and our stockholders, but certain stockholders believe that such a transaction would be beneficial to Robinhood and our stockholders, such stockholders might elect to sell their shares in Robinhood and the trading price of our Class A common stock could decrease. These and other provisions of our Charter, our Bylaws and the Delaware General Corporation Law could have the effect of delaying or deterring a change in control, which might limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and might also affect the price that some investors are willing to pay for our Class A common stock.

In addition, a third party attempting to acquire us or a substantial position in our Class A common stock might be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a FINRA member firm’s equity and would include a change in control of a parent company and similar approval from the FCA, which regulates our U.K. authorized broker-dealer subsidiary , must be obtained in connection with any transaction resulting in a person or entity holding, directly or indirectly, 10% or more of the equity or voting power of a U.K. authorized person or the parent of a U.K. authorized person. These and any other applicable regulations relating to changes in control of us or our regulated subsidiaries could further have the effect of delaying or deterring a change in control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. As a result, our systems and operations as well as those of the third parties on which we rely to conduct certain key functions are vulnerable to cybersecurity incidents, which we have experienced in the past. We have a cybersecurity program that includes physical, technological, and administrative controls to detect, contain, respond to and remediate cybersecurity threats and incidents and defined processes to assess, identify and manage material risks from cybersecurity threats. These controls and processes include, among others:
•maintaining a vulnerability management program that performs regular vulnerability scans and relies on our risk-based information security program to promote coverage of critical areas;
•establishing an offensive security team that actively tests our security controls, imitating methods persons trying to achieve unauthorized access might use to identify any weaknesses;
•our global privacy program supported by our privacy engineering and privacy legal teams and the Privacy Advisory Council, a cross functional team of senior leaders from legal, engineering, product, and compliance;
•maintaining an incident response plan which includes required responses in the event of a cybersecurity incident;
•conducting mandatory annual security and privacy training for all employees and contractors and, where appropriate, giving employees and contractors role-based training focused on content specific to their role at the Company;
•undertaking an annual review of our consumer facing policies and statements related to cybersecurity;
•requiring employees to treat customer information and data with care through policy, practice and contract (as applicable);

•leveraging the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
•carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
Our cybersecurity program is managed by the Company’s Security and Corporate Engineering organization, which is led by our CSO, who reports directly to the CEO. Currently, our CSO is Erika Dean. Ms. Dean, who joined the Company in 2021, has over twenty years of experience in the security industry. Prior to joining our Company, she held a variety of leadership positions in cybersecurity at Capital One, including as Vice President, Divisional Chief Information Security Officer. Additionally, several of Robinhood’s subsidiaries, including RHC, RHF, and RHS, have a Chief Information Security Officer, who reports to the CSO, and a Risk Operating Committee (“ROC”) that manages risks, including cybersecurity risks, specific to each entity. The Chief Information Security Officers have expertise in cybersecurity, industry and regulatory standards, risk management, and security operations. The Security organization elevates risks to the ROCs where applicable. Our cybersecurity program is aligned with industry standards and best practices, such as the NIST CSF, and we engage third-party consultants annually to conduct a NIST CSF maturity assessment of our cybersecurity program.
We maintain a Third Party Security and Privacy Policy and conduct security reviews of vendors, including for potential fourth-party risks, prior to and during their contracts with Robinhood and require all third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. Any identified security or privacy risks of doing business with a vendor, including potential fourth-party risks, are highlighted to business owners to help make informed risk-based decisions.
We also engage the assistance of third-party consultants to increase protection of our information and IT systems and network to help secure long-term value for our stakeholders. Services provided by third-party consultants include, but are not limited to: regular assessments to our cybersecurity program including cyber maturity assessments and penetration tests; risk scoring of our critical business partners and vendors; and participating in incident response processes.
Management is responsible for day-to-day risk operations and management processes. Management has established cybersecurity standards to improve the Company’s cybersecurity risk posture and to help define and implement appropriate measures to protect the Company’s systems and data from cyber threats. In addition to our Internal Audit and Compliance functions, the Company has a management ERC, which comprises senior leaders of the Company, including the CEO, CFO, CLO, CSO, Vice President of Risk and Audit, and CBO, among others, and reviews on at least a quarterly basis risks that are escalated by the Company’s ERM function, including cybersecurity risks. ERM maintains a risk taxonomy and a scoring methodology design to ensure risks are elevated in a clear and transparent manner, and further escalates top risks to the Safety Committee, along with planned mitigants and monitoring procedures.
If a cybersecurity incident occurs, incident response procedures are in place to ensure that the occurrence is appropriately reported to the CSO, and business continuity plans are mobilized to minimize disruption to business operations. We have also implemented guidelines to outline communications responsibilities during incidents of all severity levels, including the escalation process for alerting senior management of high severity incidents.
If a significant cybersecurity incident occurs, we will conduct an assessment to determine if it is material to us. If a materiality assessment is required, the CSO will report such an incident to our Materiality Assessment Committee (“MAC”), which consists of the CFO, CLO, and CBO (in addition to the CSO). The MAC will then determine, without unreasonable delay, whether the incident is material to the

Company. In making such determination, the MAC may consult with the CEO, other members of the Company’s management, and the Company’s outside professional advisors, in each case, as appropriate. The incident materiality determination will be made by considering all relevant quantitative and qualitative factors, including without limitation: the nature, size and scope of the incident; financial condition; results of operations; litigation or regulatory investigations/actions; the Company’s reputation, and customer and vendor relationships; and competitiveness.
The principal role of our board of directors and the Safety Committee is one of oversight, recognizing that management is responsible for the design, implementation, and maintenance of an effective program for protecting against and mitigating data privacy and cybersecurity risks. The Safety Committee reviews management’s exercise of its responsibility to identify, assess, manage, monitor and mitigate material risks not specifically allocated to the board of directors or another of its committees. The Safety Committee has been explicitly assigned the responsibility to oversee risks from cybersecurity threats, among others, and the full board of directors will be notified when the MAC is assessing a cybersecurity incident and informed of any required disclosures. Our board of directors and Safety Committee receive updates on relevant industry developments, threats, and material risks identified as needed each quarter. The board of directors and the Safety Committee also receive updates, including material legal and legislative developments, concerning data privacy and security, the rapidly evolving cybersecurity risk landscape, and the Safety Committee facilitates the board of directors’ oversight responsibilities.
Our systems and those of our customers and third-party service providers have been and might in the future be vulnerable to cybersecurity threats. For more information about risks related to cybersecurity threats, including previous cybersecurity incidents (including the November 2021 Data Security Incident (defined below)), that have materially affected or are reasonably likely to materially affect our business, financial condition, and results of operations, see “Risk Factors–Our business could be materially and adversely affected by a cybersecurity breach or other cybersecurity incident involving our information systems or data or those of our customers or third-party or fourth-party service providers.”
ITEM 2. PROPERTIES
Our corporate headquarters are located in Menlo Park, California, where we currently have lease commitments for multiple facilities with various expiration dates through 2026. We otherwise lease office facilities throughout the United States and other countries around the world for engineering, sales, marketing, and operations, as well as general and administrative purposes.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “HOOD” since July 29, 2021. Prior to that time, there was no public market for our stock.
Our Class B and Class C common stock are not listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 22, 2024, there were 82 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 22, 2024, there were eight stockholders of record of our Class B common stock and zero stockholders of record of our Class C common stock.
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
Sales of Unregistered Securities
From January 1, 2023 through December 31, 2023 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

Stock Performance Graph

Comparison of Total Cumulative Return
$140
$120
$100
$80
$60
$40
$20
$0
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Robinhood Markets, Inc.
KBW NASDAQ Financial Technology Index
Standard & Poor's 500 Index

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
Key Performance Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Before the fourth quarter of 2023, we referred to Funded Customers as Net Cumulative Funded Accounts. As our business has grown and we have added additional account types (such as retirement accounts), we have relabeled this metric (and made conforming changes throughout other definitions) to clarify that it measures unique individuals (rather than accounts), although the calculation remains the same and does not affect amounts reported in prior periods. Additionally, beginning in the fourth quarter of 2023, Robinhood Credit users are included in our calculation of MAU, although we are not restating amounts in prior periods as the impact to those figures was immaterial.
•Funded Customers: We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account.
•Assets Under Custody (“AUC”): We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in AUC in any given period.
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers received from customers, net of reversals, customer cash withdrawals, and other assets transferred out of our platform (assets transferred in or out include debit card transactions, ACATS transfers, and custodial crypto wallet transfers) for a stated period. Starting in January 2024, Net Deposits include dividend and interest inflows and Robinhood Gold subscription fees and margin interest outflows, although we will not restate amounts in prior periods as the impact to those figures was immaterial.

•Growth Rate with respect to Net Deposits: When used with respect to Net Deposits, “growth rate” provides information about Net Deposits relative to total AUC. “Growth rate” is calculated as aggregate Net Deposits over a specified 12 month period, divided by AUC for the fiscal quarter that immediately precedes such 12 month period.
•Average Revenue Per User (“ARPU”): We define ARPU as total revenue for a given period divided by the average number of Funded Customers on the last day of that period and the last day of the immediately preceding period.
•Monthly Active Users (“MAU”): We define MAUs as the number of unique persons who, using one or more accounts with a Robinhood entity, meet one of the following criteria at any point during a specified calendar month: a) executes a debit card or credit card transaction, b) transitions between two different screens on a mobile device while logged into their account or c) loads a page in a web browser while logged into their account. A person need not satisfy these conditions on a recurring monthly basis or be a Funded Customer to be included in MAU. MAU figures in this Annual Report reflect MAU for the last month of the relevant period presented. We utilize MAU to measure how many customers interact with our products and services during a given month. MAU does not measure the frequency or duration of the interaction, but we consider it a useful indicator for engagement. Additionally, MAUs are positively correlated with, but are not indicative of, the performance of revenue and other key performance indicators.
Glossary Terms
•Automated Customer Account Transfer Service (“ACATS”): A system that automates and standardizes procedures for the transfer of assets in a customer account from one brokerage firm and/or bank to another.
•Churned Customer: A Funded Customer is considered “Churned” if it was ever a New Funded Customer whose account balance (measured as the fair value of assets in the account less any amount due from the user and excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) drops to or below zero and has not completed a transaction using any account with a Robinhood entity for at least 45 consecutive calendar days. Negative balances typically result from Fraudulent Deposit Transactions (which occur when users initiate deposits into their accounts, make trades on our platform using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount) and unauthorized debit card use, and less often, from margin loans.
•Margin Book: We define Margin Book as our period-end aggregate outstanding margin loan balances receivable (i.e., the period-end total amount we are owed by customers on loans made for the purchase of securities, supported by a pledge of assets in their margin-enabled brokerage accounts).
•New Funded Customer: We define a New Funded Customer as a unique person who became a Funded Customer for the first time during the relevant period.
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
•Resurrected Customer: A Funded Customer is considered “Resurrected” in a stated period if it was a Churned Customer as of the end of the immediately preceding period and its balance (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) rises above zero or it completes a transaction using its account.
Overview
With respect to the year ended December 31, 2023, as compared to the year ended December 31, 2022:
•we generated total net revenues of $1.87 billion compared to $1.36 billion, an increase of 37%;
•we incurred a net loss of $0.54 billion, or -$0.61 per share, compared to net loss of $1.03 billion, or -$1.17 per share;
•operating expenses were $2.40 billion compared to $2.37 billion, an increase of 1%;
◦SBC expense totaled $871 million compared to $654 million, an increase of 33%.
◦SBC expense for the year ended December 31, 2023 included a $485 million charge related to cancellation of the 2021 Market-Based RSUs (the “2021 Founders Award Cancellation”).
◦SBC expense for the year ended December 31, 2022 included $77 million net reversals of previously recognized expense in connection with both the April 2022 Restructuring and August 2022 Restructuring;
•our Adjusted EBITDA (non-GAAP) was positive $536 million compared to negative $94 million;
•we had 23.4 million Funded Customers compared to 23.0 million, an increase of 2%;
•we had AUC of $102.6 billion compared to $62.2 billion, an increase of 65%;
•Net Deposits were $17.1 billion, which translates to a growth rate of 27% relative to AUC at the end of the fourth quarter of 2022, compared to $18.4 billion, which translates to a growth rate of 19% relative to AUC at the end of the fourth quarter of 2021;
•we had ARPU of $80 compared to $60, an increase of 33%;
•we had MAU of 10.9 million in December 2023 compared to 11.4 million in December 2022, a decrease of 4%.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”

Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Year Ended December 31,
	2021	2022	2023
Funded Customers(1) (in millions)	22.7	23.0	23.4
AUC(2) (in billions)	$98.0	$62.2	$102.6
Net Deposits (in billions)	$27.1	$18.4	$17.1
Growth Rate with respect to Net Deposits	43%	19%	27%
ARPU (in dollars)	$103	$60	$80
MAU (in millions)	17.3	11.4	10.9
_______________
(1) The following table describes the annual changes within Funded Customers:

	Year Ended December 31,
(in millions)	2021	2022	2023
Beginning Funded Customers	12.5	22.7	23.0
New Funded Customers	12.2	1.3	1.1
Resurrected Customers	0.5	0.2	0.2
Churned Customers	(2.5)	(1.2)	(0.9)
Ending Funded Customers	22.7	23.0	23.4
(2) The following table sets out the components of AUC by type of asset:

	Year Ended December 31,
(in billions)	2021	2022	2023
Equities	$72.1	$45.8	$69.4
Cryptocurrencies	22.1	8.4	14.7
Options	1.5	0.3	0.6
Cash held by Customers	8.8	10.8	21.3
Receivables from Customers	(6.5)	(3.1)	(3.4)
AUC	$98.0	$62.2	$102.6
The following table describes the changes within AUC:

	Year Ended December 31,
(in billions)	2021	2022	2023
Beginning AUC	$63.0	$98.0	$62.2
Net Deposits	27.1	18.4	17.1
Net market gains (losses)	7.9	(54.2)	23.3
Ending AUC	$98.0	$62.2	$102.6
Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income (loss), and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii)

depreciation and amortization, (iv) SBC, (v) change in fair value of convertible notes and warrant liability, (vi) significant legal and tax settlements and reserves, and (vii) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and render comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. The following table presents a reconciliation of Adjusted EBITDA, to the most directly comparable GAAP measure, net loss:

	Year Ended December 31,
(in millions)	2021	2022	2023
Net loss	$(3,687)	$(1,028)	$(541)
Add:
Interest expenses related to credit facilities	20	24	23
Provision for income taxes	2	1	8
Depreciation and amortization	26	61	71
EBITDA (non-GAAP)	(3,639)	(942)	(439)
2021 Founders Award Cancellation	—	—	485
SBC excluding 2021 Founders Award Cancellation(1)	1,572	654	386
Significant legal and tax settlements and reserves	55	20	104
Restructuring charges(2)	—	105	—
Q4 2022 Processing Error(3)	—	57	—
Impairment of Ziglu equity securities(4)	—	12	—
Change in fair value of convertible notes and warrant liability	2,045	—	—
Adjusted EBITDA (non-GAAP)	$33	$(94)	$536
_______________
(1) For the year ended December 31, 2022, SBC excluding 2021 Founders Award Cancellation benefited from restructuring-related net reversals of previously recognized expense of $77 million in connection with both the April 2022 Restructuring and August 2022 Restructuring (see Note 14 - Common Stock and Stockholders' (Deficit) Equity, to our consolidated financial statements in this Annual Report for further information).
(2) Restructuring charges for the year ended December 31, 2022 related to both the April 2022 Restructuring and August 2022 Restructuring, consisting of $45 million of impairment and $9 million of accelerated depreciation, in each case relating to office closures, and $51 million of cash charges for employee-related wages, benefits and severance. See Note 6 - Restructuring Activities, to our consolidated financial statements in this Annual Report for further information.
(3) $57 million for the year ended December 31, 2022 due to delays in notification from third parties and process failures within Robinhood’s brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmos Health, Inc.
(4) Partially as a result of the termination of the stock purchase agreement, the advances made to Ziglu accounted for as non-marketable equity securities were impaired to a carrying value of zero.

Key Components of Our Results of Operations
Revenues
Transaction-Based Revenues
Transaction-based revenues consist of amounts earned from routing customer orders for options, cryptocurrencies, and equities to market makers. When customers place orders for options, cryptocurrencies, or equities on our platform, we route these orders to market makers and we receive consideration from those market makers. With respect to options and equities trading, such fees are known as PFOF. With respect to cryptocurrencies trading, we receive “Transaction Rebates.” In the case of options, our fee is on a per contract basis based on the underlying security. For equities, the fees we receive are typically based on the size of the publicly quoted bid-ask spread for the security being traded; that is, we receive a fixed percentage of the difference between the publicly quoted bid and ask at the time the trade is executed. In the case of cryptocurrencies, our rebate is a fixed percentage of the notional order value.
Within each asset class, whether options, cryptocurrencies, or equities, the transaction-based revenue we earn is calculated in an identical manner among all participating market makers. We route option and equity orders in priority to participating market makers that we believe are most likely to give our customers the best execution, based on historical performance (according to order price, trading symbol, availability of the market maker and, if statistically significant, order size), and, in the case of options, the likelihood of the order being filled is a factor as well. For cryptocurrency orders, we route to market makers based on price and availability of the cryptocurrency from the market maker.
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn interest revenues on corporate cash and investments, margin loans to users, segregated cash and cash equivalents, deposits with clearing organizations, Cash Sweep, and carried customer credit card balances. We also earn and incur interest revenues and expenses on securities lending transactions. We incur interest expenses in connection with our revolving credit facilities.
Other Revenues
Other revenues primarily consist of Robinhood Gold subscription fees, proxy revenues, and ACATS fees charged to users for facilitating the transfer of part or all of assets in their accounts to another broker-dealer.
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of broker-dealer transaction expenses (such as fees paid to centralized clearinghouses and regulatory fees), market data expenses, customer statements, cash compensation, SBC and employee benefits as well as allocated overhead for employees engaged in clearing and brokerage functions. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platform.
Technology and Development
Technology and development costs primarily consist of cash compensation, SBC and employee benefits as well as allocated overhead for engineering, data science, and design personnel who support and improve our platform and develop new products, costs for cloud infrastructure services, and costs associated with computer hardware and software, including amortization of internally developed software.

Operations
Operations costs consist of customer service related expenses, including cash compensation, SBC and employee benefits as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors). Operations costs also include our provision for credit losses and fraud primarily in connection with unrecoverable receivables due to Fraudulent Deposit Transactions and credit card expected losses.
Marketing
Marketing costs primarily consist of paid marketing channels such as digital marketing and brand marketing, as well as cash compensation, SBC, and employee benefits as well as allocated overhead for employees engaged in the marketing function. Marketing costs also include incentive expenses associated with the Robinhood Referral Program.
General and Administrative
General and administrative costs primarily consist of cash compensation, SBC, and employee benefits as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include settlements and penalties, legal expenses, other professional fees, and real estate charges including impairments on our operating leases or lease improvements and lease terminations.

Results of Operations
The following table summarizes our consolidated statements of operations data:

(in millions)	Year Ended December 31,
	2021	2022	2023
Revenues:
Transaction-based revenues	$1,402	$814	$785
Net interest revenues	256	424	929
Other revenues	157	120	151
Total net revenues	1,815	1,358	1,865
Operating expenses:(1)
Brokerage and transaction	158	179	146
Technology and development	1,234	878	805
Operations	368	285	159
Marketing	325	103	122
General and administrative	1,371	924	1,169
Total operating expenses	3,456	2,369	2,401
Change in fair value of convertible notes and warrant liability	2,045	—	—
Other (income) expense, net	(1)	16	(3)
Loss before income taxes	(3,685)	(1,027)	(533)
Provision for income taxes	2	1	8
Net loss	$(3,687)	$(1,028)	$(541)
____________________
(1)Includes SBC expense as follows:

	Year Ended December 31,
(in millions)	2021	2022	2023
Brokerage and transaction	$7	$5	$7
Technology and development	610	212	211
Operations	20	8	8
Marketing	50	4	5
General and administrative	885	425	640
Total SBC expense	$1,572	$654	$871
Upon our IPO in 2021, we recognized $1.01 billion of SBC expense. In 2023, we recognized $485 million of SBC expense related to the 2021 Founders Award Cancellation. For more information, see “Share-based Compensation” in Note 1 - Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report.

Comparison of the Years Ended December 31, 2023 and 2022
A discussion of our results for fiscal year 2022 compared to fiscal year 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Comparison of the Years Ended December 31, 2022 and 2021” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.

Revenues
Transaction-Based Revenues

	Year Ended December 31,
(in millions, except for percentages)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Transaction-based revenues
Options	$690	$488	$505	(29)%	3%
Cryptocurrencies	420	202	135	(52)%	(33)%
Equities	287	117	104	(59)%	(11)%
Other	5	7	41	40%	486%
Total transaction-based revenues	$1,402	$814	$785	(42)%	(4)%
Transaction-based revenues as a % of total net revenues:
Options	38%	36%	27%
Cryptocurrencies	23%	15%	7%
Equities	16%	9%	6%
Other	—%	—%	2%
Total transaction-based revenues	77%	60%	42%
Transaction-based revenues decreased by $29 million primarily driven by a $67 million decrease in Crypto and a $13 million decrease in Equities, offset by a $17 million increase in Options. In addition, other revenue increased by $34 million primarily driven by increasing user activities in Instant Withdrawals.
Crypto revenues decreased primarily driven by a 29% decrease of number of users placing cryptocurrency trades and a 15% decrease in the average Notional Trading Volume traded per trader. The decrease was partially offset by a higher rebate rate from crypto market makers.
Equities revenues decreased primarily driven by lower equity rebate rates due to reduced spreads in securities pricing. In addition, the number of users placing equity trades decreased 16% while the average Notional Trading Volume traded per trader increased 12%
Options revenues increased primarily driven by a 26% increase in Option Contracts Traded. However, we experienced lower option rebate rates due to reduced market volatility and the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The number of users placing option trades also decreased 18%.

Net Interest Revenues

	Year Ended December 31,
(in millions, except for percentages)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Net interest revenues:
Interest on corporate cash and investments	$1	$103	$288	NM	180%
Margin interest	132	177	243	34%	37%
Interest on segregated cash and cash equivalents and deposits	4	57	210	NM	268%
Cash Sweep	3	22	123	633%	459%
Securities lending, net	136	89	79	(35)%	(11)%
Credit card, net	—	—	9	NM	NM
Interest expenses related to credit facilities	(20)	(24)	(23)	20%	(4)%
Total net interest revenues	$256	$424	$929	66%	119%
Net interest revenues as a % of total net revenues:
Interest on corporate cash and investments	—%	7%	16%
Margin interest	7%	13%	13%
Interest on segregated cash and cash equivalents and deposits	1%	4%	11%
Cash Sweep	—%	2%	7%
Securities lending, net	7%	7%	4%
Credit card, net	—%	—%	—%
Interest expenses related to credit facilities	(1)%	(2)%	(1)%
Total net interest revenues	14%	31%	50%
Net interest revenues increased by $505 million. The increase was primarily driven by growth in interest-earning assets balances and the higher short-term interest rate environment due to the rise in the federal funds rate, which positively impacted the interest rate we receive on these assets.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annual yields:

(in millions, except for annual yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)(2)	Credit card, net (off-balance sheet)(3)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities	Total net interest revenues
Year ended December 31, 2023
December 31, 2023	$3,458	$10,107	$16,352	$205	$30,122
December 31, 2022	3,089	9,530	5,837	N/A	18,456
Average(4)	3,302	9,979	11,348	197	24,826
Revenue (expense)	243	498	123	9	$873	$79	$(23)	$929
Annual yield(5)	7.36%	4.99%	1.08%	N/A	3.52%			3.74%
Year ended December 31, 2022
December 31, 2022	$3,089	$9,530	$5,837	N/A	$18,456
December 31, 2021	6,467	10,600	2,095	N/A	19,162
Average(4)	4,519	9,931	2,920	N/A	17,370
Revenue (expense)	177	160	22	N/A	$359	$89	$(24)	$424
Annual yield(5)	3.92%	1.61%	0.75%	N/A	2.07%			2.44%
Year ended December 31, 2021
December 31, 2021	$6,467	$10,600	$2,095	N/A	$19,162
December 31, 2020	3,351	6,544	1,827	N/A	11,722
Average(4)	5,432	10,137	2,109	N/A	17,678
Revenue (expense)	132	5	3	N/A	$140	$136	$(20)	$256
Annual yield(5)	2.43%	0.05%	0.14%	N/A	0.79%			1.45%
_______________
(1) Includes cash and cash equivalents, cash segregated under federal and other regulations, deposits with clearing organizations, and investments.
(2) Cash Sweep is an off-balance sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the partner banks less the interest rate given to users as stated in our program terms.
(3) Credit card, net is an off-balance sheet amount, which represents customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue. Refer to Note 3 - Business Combinations to our consolidated financial statements in this Annual Report for more information.
(4) Average balance rows represent the simple average of month-end balances in a given period. For the year ended December 31, 2023 the average balance for Credit card, net is calculated using the period from June 30, 2023 to December 31, 2023 based on Robinhood Credit’s acquisition date of July 3, 2023.
(5) Annual yield is calculated by dividing revenue for the given period by the applicable average asset balance.

Other Revenues

	Year Ended December 31,
(in millions, except for percentages)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Other revenues	$157	$120	$151	(24)%	26%
Other revenues as a % of total net revenues	9%	9%	8%
Other revenues increased by $31 million, primarily due to increases in proxy revenues of $17 million mainly driven by transitioning proxy services and investor communications to Say Technologies, our wholly-owned subsidiary, from a third-party proxy service company who shared in the revenues. Additionally subscription revenues increased $7 million due to an increase in Robinhood Gold subscribers from 1.14 million to 1.42 million.
Operating Expenses

	Year Ended December 31,
(in millions, except for percentages)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Operating expenses:
Brokerage and transaction	$158	$179	$146	13%	(18)%
Technology and development	1,234	878	805	(29)%	(8)%
Operations	368	285	159	(23)%	(44)%
Marketing	325	103	122	(68)%	18%
General and administrative	1,371	924	1,169	(33)%	27%
Total operating expenses	$3,456	$2,369	$2,401
Percent of total net revenues:
Brokerage and transaction	9%	13%	8%
Technology and development	68%	65%	43%
Operations	20%	21%	9%
Marketing	18%	8%	7%
General and administrative	76%	68%	63%
Total operating expenses	191%	175%	130%

Brokerage and Transaction

	Year Ended December 31,
(in millions)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Broker-dealer transaction expenses	$48	$31	$32	(35)%	3%
Employee compensation, benefits, and overhead, excluding SBC	14	20	31	43%	55%
Market data expenses	33	26	23	(21)%	(12)%
Customer statements	11	8	15	(27)%	88%
SBC	7	5	7	(29)%	40%
Q4 2022 Processing Error	—	57	—	NM	NM
Other	45	32	38	(29)%	19%
Total	$158	$179	$146	13%	(18)%
Brokerage and transaction costs decreased by $33 million as a result of the one time $57 million Q4 2022 Processing Error in the prior period. The decrease was partially offset by an $7 million increase in customer statement costs in response to our efforts to continuously modify, enhance, and improve our process of providing timely and accurate customer information and notifications regarding their account activities. In addition, employee compensation, benefits, and overhead also increased by $11 million due to increases in headcount which continue to support our business and new initiatives. Starting in the fourth quarter of 2023, we began to pass option trading fees onto users, which will reduce broker-dealer transaction expenses in future periods.
Technology and Development

	Year Ended December 31,
(in millions)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Employee compensation, benefits, and overhead, excluding SBC	$284	$367	$308	29%	(16)%
SBC	610	212	211	(65)%	—%
Cloud infrastructure services	267	175	149	(34)%	(15)%
Software and tools	63	105	114	67%	9%
Other	10	19	23	90%	21%
Total	$1,234	$878	$805	(29)%	(8)%
Technology and development costs decreased by $73 million primarily due to a decrease of $59 million in employee compensation, benefits, and overhead driven by reduced average headcount as part of our efforts to improve efficiency and operating costs. In addition, cloud infrastructure services decreased $26 million due to decreases in user transactions and cost optimization efforts focusing on improvements in utilization of cloud infrastructure. These decreases were partially offset by a $9 million increase in software and tools primarily driven by amortization of internally developed software and other software services utilized in delivering our products.
SBC expense remained flat primarily due to SBC expense in the period ended December 31, 2022 containing net reductions of $18 million related to both the April 2022 Restructuring and August 2022 Restructuring.

Operations

	Year Ended December 31,
(in millions)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Employee compensation, benefits, and overhead, excluding SBC	$125	$144	$75	15%	(48)%
Provision for credit losses and fraud	108	42	49	(61)%	17%
Customer experience	98	78	19	(20)%	(76)%
SBC	20	8	8	(60)%	—%
Other	17	13	8	(24)%	(38)%
Total	$368	$285	$159	(23)%	(44)%
Operations costs decreased by $126 million primarily due to a decrease of $69 million in employee compensation, benefits, and overhead driven by reduced average headcount as part of our efforts to improve efficiency. For the year ended December 31, 2022, other employee costs included $12 million in severance expenses related to the April 2022 Restructuring and the August 2022 Restructuring. Additionally, expenses associated with customer experience decreased by $59 million as we consolidated our third-party customer support centers due to overall decreases in user transactions. Further, provision for credit losses and fraud losses increased by $7 million primarily due to a $19 million provision for credit losses related to Robinhood Credit (Refer to Note 7 - Allowance for Credit Losses and Credit Card Expected Loss Liability to our consolidated financial statements in this Annual Report for more information), partially offset by a $13 million decrease in expenses related to Fraudulent Deposit Transactions as we continued to strengthen our process to identify high risk users and prevent these transactions on our platform.
Marketing

	Year Ended December 31,
(in millions)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Digital marketing	$49	$21	$39	(57)%	86%
Employee compensation, benefits, and overhead, excluding SBC	37	26	22	(30)%	(15)%
Brand marketing	24	14	21	(42)%	50%
Marketing incentives	121	11	7	(91)%	(36)%
SBC	50	4	5	(92)%	25%
Other marketing	44	27	28	(39)%	4%
Total	$325	$103	$122	(68)%	18%
Marketing costs increased by $19 million primarily due to higher expenses in digital marketing of $18 million and brand marketing of $7 million mainly due to increased advertising campaigns. These increases were partially offset by decreases in employee compensation, benefits, and overhead of $4 million due to reduced average headcount as part of our efforts to improve efficiency and operating costs and marketing incentives of $4 million substantially all of which was due to lower costs associated with the Robinhood Referral Program as we increased our investments in paid marketing channels such as digital marketing and brand marketing. Next year, we plan to increase our marketing investments in 2024 to promote our brand, products, and service.

General and Administrative

	Year Ended December 31,
(in millions)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
SBC related to 2021 Founders Award Cancellation	$—	$—	$485	NM	NM
Employee compensation, benefits, and overhead, excluding SBC	196	239	216	22%	(10)%
SBC excluding 2021 Founders Award Cancellation	885	425	155	(52)%	(64)%
Settlements and penalties	70	24	126	(66)%	425%
Legal expenses	101	76	96	(25)%	26%
Other professional fees	54	53	41	(2)%	(23)%
Real estate related charges	—	45	5	NM	(89)%
Other	65	62	45	(5)%	(27)%
Total	$1,371	$924	$1,169	(33)%	27%
General and administrative costs increased by $245 million primarily due to the SBC related to the 2021 Founders Award Cancellation of $485 million, a $102 million increase in settlements and penalties and a $20 million increase in legal expense related to certain historical regulatory matters (See Note 17 - Commitments & Contingencies to our consolidated financial statements in this Annual Report for further information). These increases were partially offset by decreases of $270 million in other SBC and $23 million in employee compensation, benefits, and overhead driven by reduced average headcount as part of our efforts to improve efficiency and operating costs. For the year ended December 31, 2022, other SBC expense included net reductions of $34 million related to the April 2022 Restructuring and August 2022 Restructuring, and other employee compensation expense included a $15 million separation related expenses due to the April 2022 Restructuring and August 2022 Restructuring. Further, real estate related charges decreased $40 million due to a prior-year impairment of $45 million related to the August 2022 Restructuring.
Change in Fair Value of Convertible Notes and Warrant Liability

	Year Ended December 31,
(in millions)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Change in fair value of convertible notes and warrant liability	$2,045	$—	$—	NM	NM
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

Provision for Income Taxes

	Year Ended December 31,
(in millions)	2021	2022	2023	2021 to 2022 % Change	2022 to 2023 % Change
Provision for income taxes	$2	$1	$8	(50)%	700%
Provision for income taxes increased by $7 million primarily due to the nondeductible 2021 Founders Award Cancellation, non-deductible regulatory matters and our current taxes payable offset by the change in valuation allowance on our remaining U.S. federal and state deferred tax assets.
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
Liquid Assets
Our cash and cash equivalents were $6.34 billion and $4.84 billion as of December 31, 2022 and 2023. Our liquid investment portfolio comprised of available-for-sale securities of $10 million as of December 31, 2022. We had $500 million available-for-sale securities classified as cash and cash equivalents as of December 31, 2023. Held-to-maturity investments maturing within one year, which can also be a source of liquidity, were $413 million as of December 31, 2023. See Note 8 - Investments and Fair Value Measurement, to our consolidated financial statements in this Annual Report for further information.
Revolving Lines of Credit
As of December 31, 2023, we had a total of $2.80 billion in committed revolving lines of credit. See Note 13 - Financing Activities and Off-Balance Sheet Risk, to our consolidated financial statements in this Annual Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of December 31, 2023:

	Payments Due by Period
(in millions)	Total	2024	2025-2026	2027-2028	Thereafter
Operating lease commitments	$145	$28	$46	$30	$41
Purchase commitments(1)	899	335	555	8	1
Total	$1,044	$363	$601	$38	$42
_______________
(1)Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. They primarily relate to commitments for cloud infrastructure service and business insurance.

In addition to lease and purchase commitments, we have a committed financing agreement with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million. See “Securities Borrowing and Lending” in Note 1 - Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report for further information.
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
The tables below summarize the net capital, capital requirements and excess net capital of RHS and RHF as of periods presented:

	December 31, 2023
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,277	$75	$2,202
RHF	196	0.25	196
As of December 31, 2023, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Year Ended December 31,
(in millions)	2021	2022	2023
Cash provided by (used in):
Operating activities	$(885)	$(852)	$1,181
Investing activities	(238)	(60)	(582)
Financing activities	5,203	—	(610)

Cash provided by operating activities increased $2.03 billion. The increase consisted of net loss adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Cash provided by operating activities resulting from net loss adjusted for certain non-cash items increased by $649 million. This was primarily due to lower net loss and higher SBC expense during 2023 as a result of the 2021 Founders Award Cancellation. Cash provided by operating activities resulting from changes in operating assets and liabilities increased $1.38 billion. The increase in cash provided by operating activities was primarily driven by increases of $3.53 billion for securities loaned and $2.17 billion in payables to users, partially offset by decreases of $3.68 billion related to receivables from users, net and $568 million for securities borrowed.
Cash used in investing activities increased $522 million compared to the prior period. The change was primarily driven by an increase in cash used in investing activities of $759 million from purchases of held-to-maturity investments and $93 million primarily related to the acquisition of Robinhood Credit, net of cash and cash equivalents acquired. These were partially offset by $282 million in cash provided by investing activities related to proceeds from maturities of held-to-maturity investments.

Cash used in financing activities increased $610 million compared to the prior period which was primarily driven by using cash of $608 million to repurchase Robinhood Class A common stock.
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
Allowance for Credit Losses and Credit Card Expected Loss Liability
The amount of the allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost considering available information from internal and external sources. The allowance for credit losses provides for unsecured balances of receivables from users due to Fraudulent Deposit Transactions, losses on margin lending, and reserves on proxy revenue receivables. The allowance for credit losses takes into account relevant available information including the nature of the collateral, potential future changes in collateral values, and historical credit loss information.
The amount of the credit card expected loss liability represents management’s estimate of expected credit losses from off-balance sheet credit exposure over the remaining expected life of credit card receivables originated under an arrangement with Coastal Bank where Coastal Bank is the legal lender and originator, the party to which the customer has a credit-borrower relationship, and the legal owner of the credit card receivables. We are responsible to pay Coastal Bank customer balances that are ultimately charged off or deemed uncollectible, generally when balances become outstanding for over 180 days. The credit card expected loss liability takes into account information from internal and external sources, including historical collection data, charge off trends by FICO cohort, and market data. For additional information, see Note 13 - Financing Activities and Off-Balance Sheet Risk, to our consolidated financial statements in this Annual Report.
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
Share-based Compensation
Time-Based RSUs
We have granted RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). Prior to our IPO, our Time-Based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, namely the occurrence of a liquidity event such as the IPO. The fair value of our RSUs is estimated based on the fair value of our common stock on the date of grant. The time-based service condition for our awards is generally satisfied over one or four years. For Time-Based RSUs granted pre-IPO, we record SBC expense on an accelerated attribution method over the requisite service period, as these awards include a performance-based vesting condition. The performance-based condition for our pre-IPO grants was satisfied upon the occurrence of the IPO in 2021, at which point we recorded a cumulative one-time SBC expense determined using the awards’ grant-date fair value. No performance-based conditions exist for our post-IPO grants, and therefore for grants of Time-Based RSUs issued post-IPO, we record SBC expense on a straight line basis over the requisite service period.
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards is generally satisfied over six years. The performance-based conditions were satisfied upon the occurrence of an IPO. The market-based conditions are satisfied upon our achievement of specified share prices.
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
We record SBC expense for market-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Upon the occurrence of our IPO in 2021, we recorded a cumulative one-time SBC expense determined using the grant-date fair values. SBC related to remaining time-based service and market-based conditions to be met will be recorded over the remaining derived requisite service period.
Common Stock Valuations
Prior to our IPO, the absence of an active market for our common stock required the board of directors, the members of which we believe had extensive business, finance and venture capital experience, to determine the fair value of our common stock for purposes of granting stock-based awards and for calculating stock-based compensation expense. We obtained contemporaneous third-party valuations to assist the board of directors in determining fair value. These contemporaneous third-party valuations used the methodologies, approaches, and considerations that were consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest revenue earned on our interest-earning assets that are subject to floating interest rates. Interest revenue is affected by various factors such as the distribution and composition of interest-earning assets and the federal funds rate. We use a net interest sensitivity analysis, which applies hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities, to evaluate the effect that changes in interest rates might have on total net revenues, net income (loss), and cash flows, prior to any income tax effects, over the next 12 months.

The sensitivity analysis assumes the asset and liability structure of the consolidated balance sheets would not change as a result of a simulated changes in interest rates. For our Cash Sweep program, we earn a net interest spread on Cash Sweep balances based on the interest rate offered by the partner banks less the interest rate given to users, as stated in our program terms. For the vast majority of the Cash Sweep program, we have the ability to manage our net interest spread by adjusting the rate given to users as a result of changes in rates received from partner banks. As such, we do not consider the Cash Sweep balance to be subject to short-term interest rate risk and the sensitivity analysis excludes Cash Sweep balances.

The impact to total net revenues, net income (loss), and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	December 31,
(in millions)	2022	2023
50 basis point	$68	$71
100 basis point	136	141
150 basis point	204	212

The change to total net revenues, net income (loss), and cash flows, prior to any income tax effects, would be the same as total net revenues includes net interest revenue, which captures both the impact of any incremental interest revenue and interest expense, and changes in interest rates do not have a direct impact on operating expenses. The impact related to the change in interest rates is positively correlated, linear, and proportional. The change in the sensitivity analysis from prior year is in line with the change in interest-earning asset balances.

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.

We also have exposure to change in interest rates related to our variable-rate credit facilities, which are described in Note 13 - Financing Activities and Off-Balance Sheet Risk, to our consolidated financial statements in this Annual Report. However, as there were no outstanding borrowings under our credit facilities as of December 31, 2023 and 2022, we had limited financial exposure associated with changes in interest rates as of such dates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Robinhood Markets, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), mezzanine equity and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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
As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company recognized transaction-based revenues of $785 million for the year ended December 31, 2023, of which $744 million is comprised of revenues earned from routing user orders to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker. The Company’s transaction-based revenues from routing user orders involves a significant volume of transactions and is earned from various market makers and is sourced from multiple systems across the Company’s information technology environment.

Auditing transaction-based revenues from routing user orders was complex and involved significant audit effort to identify, test, and evaluate the Company’s relevant systems used to process and record transaction-based revenues from routing user orders.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the revenue recognition process for transaction-based revenues from routing user orders. With the involvement of our information technology professionals, we identified and tested the relevant systems used to process and record transaction-based revenues earned from routing user orders and tested the relevant information technology general controls over those systems.

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
February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Robinhood Markets, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Robinhood Markets, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Robinhood Credit, Inc., formerly known as X1, Inc., which is included in the 2023 consolidated financial statements of the Company and constituted less than one percent of total assets as of December 31, 2023 and less than one percent of consolidated total net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Robinhood Credit, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), mezzanine equity and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
San Jose, California
February 27, 2024

ROBINHOOD MARKETS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2022	2023
Assets
Current assets:
Cash and cash equivalents	$6,339	$4,835
Cash segregated under federal and other regulations	2,995	4,448
Receivables from brokers, dealers, and clearing organizations	76	89
Receivables from users, net	3,218	3,495
Securities borrowed	517	1,602
Deposits with clearing organizations	186	338
Asset related to user cryptocurrencies safeguarding obligation	8,431	14,708
User-held fractional shares	997	1,592
Held-to-maturity investments	—	413
Prepaid expenses	86	63
Other current assets	72	207
Total current assets	22,917	31,790
Property, software, and equipment, net	146	120
Goodwill	100	175
Intangible assets, net	25	48
Non-current held-to-maturity investments	—	73
Non-current prepaid expenses	17	4
Other non-current assets	132	122
Total assets	$23,337	$32,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$185	$384
Payables to users	4,701	5,097
Securities loaned	1,834	3,547
User cryptocurrencies safeguarding obligation	8,431	14,708
Fractional shares repurchase obligation	997	1,592
Other current liabilities	105	217
Total current liabilities	16,253	25,545
Other non-current liabilities	128	91
Total liabilities	16,381	25,636
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022; and December 31, 2023.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,888,917 shares issued and outstanding as of December 31, 2022; 21,000,000,000 shares authorized, 745,401,862 shares issued and outstanding as of December 31, 2023.	—	—
Class B common stock, par value $0.0001. 700,000,000 shares authorized, 127,862,654 shares issued and outstanding as of December 31, 2022; 700,000,000 shares authorized, 126,760,802 shares issued and outstanding as of December 31, 2023.	—	—
Class C common stock, par value $0.0001. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2023.	—	—
Additional paid-in capital	11,861	12,145
Accumulated other comprehensive income (loss)	—	(3)
Accumulated deficit	(4,905)	(5,446)
Total stockholders’ equity	6,956	6,696
Total liabilities and stockholders’ equity	$23,337	$32,332
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share data)	2021	2022	2023
Revenues:
Transaction-based revenues	$1,402	$814	$785
Net interest revenues	256	424	929
Other revenues	157	120	151
Total net revenues	1,815	1,358	1,865

Operating expenses:
Brokerage and transaction	158	179	146
Technology and development	1,234	878	805
Operations	368	285	159
Marketing	325	103	122
General and administrative	1,371	924	1,169
Total operating expenses	3,456	2,369	2,401

Change in fair value of convertible notes and warrant liability	2,045	—	—
Other (income) expense, net	(1)	16	(3)
Loss before income taxes	(3,685)	(1,027)	(533)
Provision for income taxes	2	1	8
Net loss	$(3,687)	$(1,028)	$(541)
Net loss attributable to common stockholders:
Basic	$(3,687)	$(1,028)	$(541)
Diluted	$(3,687)	$(1,028)	$(541)
Net loss per share attributable to common stockholders:
Basic	$(7.49)	$(1.17)	$(0.61)
Diluted	$(7.49)	$(1.17)	$(0.61)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	492,381,190	878,630,024	890,857,659
Diluted	492,381,190	878,630,024	890,857,659
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2021	2022	2023
Net loss	$(3,687)	$(1,028)	$(541)
Other comprehensive loss, net of tax:
Foreign currency translation	—	(1)	—
Net losses on hedging instruments:
Net losses arising during the period	—	—	(4)
Reclassification adjustment for net losses included in net loss	—	—	1
Net loss on hedging instruments	—	—	(3)
Total other comprehensive loss, net of tax	—	(1)	(3)
Total comprehensive loss	$(3,687)	$(1,029)	$(544)
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2022	2023
Operating activities:
Net loss	$(3,687)	$(1,028)	$(541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26	61	71
Impairment of long-lived assets	—	45	5
Provision for credit losses	78	36	43
Share-based compensation	1,572	654	871
Change in fair value of convertible notes and warrant liability	2,045	—	—
Other	(1)	35	3
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	135	—	—
Receivables from brokers, dealers, and clearing organizations	36	12	(13)
Receivables from users, net	(3,362)	3,386	(298)
Securities borrowed	—	(517)	(1,085)
Deposits with clearing organizations	(102)	142	(152)
Current and non-current prepaid expenses	(135)	33	37
Other current and non-current assets	(54)	(26)	(48)
Accounts payable and accrued expenses	134	(62)	134
Payables to users	578	(1,775)	396
Securities loaned	1,730	(1,817)	1,713
Other current and non-current liabilities	122	(31)	45
Net cash provided by (used in) operating activities	(885)	(852)	1,181
Investing activities:
Purchases of property, software, and equipment	(63)	(28)	(2)
Capitalization of internally developed software	(20)	(29)	(19)
Purchases of available-for-sale investments	(27)	(25)	—
Proceeds from sales and maturities of available-for-sale investments	—	42	10
Purchases of held-to-maturity investments	—	—	(759)
Proceeds from maturities of held-to-maturity investments	—	—	282
Acquisitions of a business, net of cash and cash equivalents acquired	(125)	—	(93)
Other	(3)	(20)	(1)
Net cash used in investing activities	(238)	(60)	(582)
Financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	2,052	—	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan ("ESPP")	7	16	14
Taxes paid related to net share settlement of equity awards	(422)	(12)	(12)
Proceeds from issuance of convertible notes and warrants	3,552	—	—
Draws on credit facilities	1,968	21	20
Repayments on credit facilities	(1,968)	(21)	(20)
Payments of debt issuance costs	—	(10)	(10)
Change in principal collected from customers due to Coastal Bank	—	—	1
Proceeds from exercise of stock options, net of repurchases	14	6	5
Repurchase of common stock	—	—	(608)
Net cash provided by (used in) financing activities	5,203	—	(610)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)	—
Net decrease in cash, cash equivalents, segregated cash, and restricted cash	4,080	(913)	(11)
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	6,190	10,270	9,357
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$10,270	$9,357	$9,346
Reconciliation of cash, cash equivalents, segregated cash, and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$6,253	$6,339	$4,835
Segregated cash, end of the period	3,992	2,995	4,448
Restricted cash in other current assets, end of the period	1	1	46
Restricted cash in other non-current assets, end of the period	24	22	17
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$10,270	$9,357	$9,346
Supplemental disclosures:
Cash paid for interest	$12	$12	$12
Cash paid for income taxes, net of refund received	$6	$4	$9
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	412,742,897	$2,180	229,031,546	$—	$134	$1	$(190)	$(55)
Net loss	—	—	—	—	—	—	(3,687)	(3,687)
Shares issued in connection with stock option exercise, net of repurchases	—	—	6,832,725	—	14	—	—	14
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	298,031	—	7	—	—	7
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	56,729,194	—	2,052	—	—	2,052
Issuance of common stock upon settlement of RSUs	—	—	32,133,589	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,160,525)	—	(422)	—	—	(422)
Conversion of preferred stock to common stock	(412,742,897)	(2,180)	412,742,897	—	2,180	—	—	2,180
Conversion of convertible notes to common stock	—	—	137,305,156	—	5,218	—	—	5,218
Reclassification of warrant liability to stockholders' equity	—	—	—	—	380	—	—	380
Vesting of replacement awards issued in connection with acquisition	—	—	—	—	1	—	—	1
Share-based compensation	—	—	—	—	1,605	—	—	1,605
Balance as of December 31, 2021	—	$—	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable convertible preferred stock		Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	—	—	(1,028)	(1,028)
Shares issued in connection with stock option exercise, net of repurchases	—	—	2,318,267	—	6	—	—	6
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	1,907,241	—	16	—	—	16
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	24,613,450	—	(12)	—	—	(12)
Change in other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	682	—	—	682
Balance as of December 31, 2022	—	$—	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Common stock(1)		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(541)	(541)
Shares issued in connection with stock option exercise, net of repurchases	2,449,169	—	5	—	—	5
Issuance of common stock in connection with Employee Stock Purchase Plan	1,968,081	—	14	—	—	14
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	30,267,312	—	(12)	—	—	(12)
Repurchase and retirement of Class A common stock	(55,273,469)	—	(611)	—	—	(611)
Change in other comprehensive loss	—	—	—	(3)	—	(3)
Share-based compensation	—	—	888	—	—	888
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
_______________
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
•Robinhood Crypto, LLC (“RHC”), which provides users the ability to buy, sell, and transfer cryptocurrencies and is responsible for the custody of user cryptocurrencies held by users on our platform; and
•Robinhood Money, LLC (“RHY”), which offers the Robinhood Cash Card and a Spending Account that help customers invest, save, and earn rewards.
•Robinhood Credit, Inc. (“Robinhood Credit”), which offers a no-fee credit card with rewards on each purchase.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platform by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platform, including those that collateralize margin loans, and, as a result, such securities are not presented on our consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platform (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans); however, following our adoption of SAB 121, we recognize a liability to reflect our safeguarding obligation along with a corresponding asset on our balance sheet related to the cryptocurrencies we hold in custody for users.
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

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue recognition, SBC, the determination of allowances for credit losses, valuation of user cryptocurrencies safeguarding obligation and corresponding asset, investment valuation, capitalization of internally developed software, useful lives of property, software, and equipment, valuation and useful lives of intangible assets, incremental borrowing rate used to calculate operating lease right-of-use assets and related liabilities, impairment of long-lived assets, uncertain tax positions, income taxes, accrued and contingent liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. We operate and report financial information in one operating segment as our CODM only reviews consolidated financial information to allocate resources and assess performance. Substantially all of our revenues and assets are attributed to or located in the United States.
In August 2022, we announced a reorganization into a general manager (“GM”) structure under which GMs have assumed broad responsibility for our individual businesses. Immediately after the GM reorganization, we began developing processes and controls to enable us to produce sufficiently precise and timely business level financial information that did not exist within the enterprise resource planning system at the time of the announcement. We continue to work with each GM to review and iterate on their respective discrete financial information while also investing in building the technical capabilities necessary to automate the process of producing the GM level financial information. We continue to improve our reporting of GM level financial information that may eventually be—but is not currently—shared with and used by the CODM to allocate resources and determine performance, which would potentially change the conclusion of one operating segment. We will continue to monitor and evaluate the information provided to the CODM to assess all applicable accounting standards relevant to the determination of our segments.
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
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn interest revenues on corporate cash and investments, margin loans to users, segregated cash and cash equivalents, deposits with clearing organizations, Cash Sweep, and carried customer credit card balances. We also earn and incur interest revenues and expenses on securities lending transactions. We incur interest expenses in connection with our revolving credit facilities.

Other Revenues
Other revenues primarily consists of Robinhood Gold subscription fees. Our contract with users are for a term of 30 days and renew automatically each month. Subscription revenue is recognized ratably over the subscription period as the performance obligation is satisfied.
Other revenues also consist of proxy rebates, proxy revenues, and ACATS fees charged to users. Proxy rebates are revenues earned through our partnership with a third-party investor communications company. We provide certain shareholder information to the third-party company, which is used to send investor materials to shareholders, such as materials related to shareholder meetings and voting instruction forms. We earn a share of the revenue the third-party company receives from issuers, and recognize the revenue when the performance obligation of providing data is satisfied. During 2022, we terminated our partnership with the third-party proxy service provider and began using Say Technologies, a wholly-owned subsidiary, to provide proxy and investor communications services. We now earn proxy revenue directly from issuers. Proxy services are made up of two performance obligations, (i) distribution of proxy materials to shareholders and (ii) collection, tallying, and reporting of shareholder response during a voting event. Revenue is recognized at a point in time upon satisfaction of these performance obligations.
ACATS fees are charged to users for facilitating the transfer of part or all of their accounts to another broker-dealer. We recognize revenue when our performance obligation of administering the transfer is satisfied.
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Year Ended December 31,
	2021	2022	2023
Market maker:
Citadel Securities, LLC	22%	16%	12%
Entities affiliated with Wolverine Holdings, L.P.(1)	10%	8%	6%
Entities affiliated with Susquehanna International Group, LLP(2)	12%	8%	2%
Tai Mo Shan Limited(3)	15%	3%	1%
All others individually less than 10%	18%	24%	19%
Total as percentage of total revenue:	77%	59%	40%
_______________
(1)Consists of Wolverine Execution Services, LLC and Wolverine Securities, LLC.
(2)Consists of Global Execution Brokers, LP and G1 Execution Services, LLC.
(3)Member of Jump Trading Group.

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
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of broker-dealer transaction expenses (such as fees paid to centralized clearinghouses and regulatory fees), market data expenses, customer statements, cash compensation, SBC and employee benefits as well as allocated overhead for employees engaged in clearing and brokerage functions. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platform. For the year ended December 31, 2022, brokerage and transaction costs included $57 million as a result of the Q4 2022 Processing Error.
Technology and Development
Technology and development costs primarily consist of cash compensation, SBC and employee benefits as well as allocated overhead for engineering, data science, and design personnel who support and improve our platform and develop new products, costs for cloud infrastructure services, and costs associated with computer hardware and software, including amortization of internally developed software.
Operations
Operations costs consist of customer service related expenses, including cash compensation, SBC and employee benefits as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors). Operations costs also include our provision for credit losses and fraud primarily in connection with unrecoverable receivables due to Fraudulent Deposit Transactions and credit card expected losses.
Marketing
Marketing costs primarily consist of paid marketing channels such as digital marketing and brand marketing, as well as cash compensation, SBC, and employee benefits as well as allocated overhead for employees engaged in the marketing function. Marketing costs also include incentive expenses associated with the Robinhood Referral Program. Advertising costs are expensed as incurred and were $101 million, $52 million and $74 million in the years ended December 31, 2021, 2022, and 2023.
General and Administrative
General and administrative costs primarily consist of cash compensation, SBC, and employee benefits as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include settlements and penalties, legal expenses, other professional fees, and real estate charges including impairments on our operating leases or lease improvements and lease terminations. For the year ended December 31, 2023, general and administrative costs included a $485 million SBC charge related to the 2021 Founders Award Cancellation.
Employee Retirement Benefits
We offer a defined contribution 401(k) plan to full-time employees. Employees may elect to contribute to a traditional 401(k) plan, which qualifies as a deferred compensation arrangement under Section 401 of the Code. In this case, participating employees defer a portion of their pre-tax earnings. Employees may also contribute to a Roth 401(k) plan using post-tax dollars. We match employee contributions up to 3%, and have incurred $10 million, $14 million, and $12 million of expense related to matching for the years ended December 31, 2021, 2022, and 2023.
Research and Development Costs
Research and development costs described in Accounting Standards Codification (“ASC”) 730, Research and Development, are expensed as incurred. Our research and development costs consist primarily of employee compensation and benefits for our engineering and research teams, including SBC. Research and development costs recorded in operating expenses under ASC 730 were $438 million, $381 million, and $349 million for the years ended December 31, 2021, 2022, and 2023.
Share-based Compensation
Common Stock Fair Value
The fair value of our common stock is determined on the grant date using the closing price of our common stock, which is traded on the Nasdaq Global Select Market.
Prior to our IPO, the absence of an active market for our common stock required the board of directors, the members of which we believe had extensive business, finance and venture capital experience, to determine the fair value of our common stock for purposes of granting stock-based awards and for calculating stock-based compensation expense. We obtained contemporaneous third-party valuations to assist the board of directors in determining fair value. These contemporaneous third-party valuations used the methodologies, approaches, and considerations were consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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

Time-Based RSUs
We have granted Time-Based RSUs that vest upon the satisfaction of a time-based service condition. Prior to our IPO, our Time-Based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, namely the occurrence of a liquidity event such as the IPO. The fair value of our RSUs is estimated based on the fair value of our common stock on the date of grant. The time-based service condition for our awards is generally satisfied over one or four years. For Time-Based RSUs granted pre-IPO, we record SBC expense on an accelerated attribution method over the requisite service period, as these awards include a performance-based vesting condition. The performance-based condition for our pre-IPO grants was satisfied upon the occurrence of the IPO in 2021, at which point we recorded a cumulative one-time SBC expense determined using the awards’ grant-date fair value. SBC related to the remaining time-based service after the IPO was recorded over the remaining requisite service period. No performance-based conditions exist for our post-IPO grants, and therefore for grants of Time-Based RSUs issued post-IPO, we record SBC expense on a straight line basis over the requisite service period.
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards generally is satisfied over six years. The performance-based conditions were satisfied upon the occurrence of an IPO. The market-based conditions are satisfied upon our achievement of specified share prices.
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
We record SBC expense for market-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Upon the occurrence of our IPO in 2021, we recorded a cumulative one-time SBC expense determined using the grant-date fair values. Remaining SBC related to the Market-Based RSUs will be recorded over the remaining derived requisite service period. Previously recognized SBC related to the Market-Based RSUs will not be reversed even if the specified share prices are not achieved unless the requisite service is not rendered.
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
Basic earnings per share is computed by dividing net income available to our common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. The computation of the diluted earnings per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock.
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
Cash Segregated Under Federal and Other Regulations
We are required to segregate cash for the exclusive benefit of customers and proprietary accounts of brokers in accordance with the provision of Rule 15c3-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We continually review the credit quality of our counterparties and have not experienced a default. As a result, we do not have an expectation of credit losses for these arrangements. Segregated cash also includes certain customer funds for which we are an agent and custodian on behalf of our customers that are reflected on our consolidated balance sheets, and for which we follow statutory requirements to keep these funds segregated.
Restricted Cash
We are required to maintain restricted cash deposits to back letters of credit for certain property leases. We have no ability to draw on such funds as long as they remain restricted under the applicable agreements. Restricted cash also includes customers’ credit card payments that we collect on behalf of other financial institutions that are pending remittance. Cash subject to restrictions that expire within one year is included in other current assets in our consolidated balance sheets. For the years ended December 31, 2022 and 2023, current restricted cash balances included in other current assets in our consolidated balance sheets were $1 million and $46 million. Cash subject to restrictions that exceed one year is included in other non-current assets in our consolidated balance sheets. For the years ended December 31, 2022 and 2023, non-current restricted cash balances were $22 million and $17 million.
Securities Borrowing and Lending
We operate a securities lending program under which shares that users have pledged to us to collateralize their margin borrowing are lent by us to third parties (“Margin Securities Lending”) and a Fully-Paid Securities Lending program under which we borrow fully-paid shares from participating users and lend them to third parties. We also occasionally borrow securities from third parties for operational purposes, and we occasionally lend to third parties securities that we hold for our own account (such as our holdings to support fractional share operations).
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
When we borrow securities from users participating in the Fully-Paid Securities Lending program (or from third parties), we provide cash as collateral and we record a receivable representing our right to the return of that collateral. The amount of that receivable is presented in “securities borrowed” on our consolidated balance sheets. In the case of our Fully-Paid Securities Lending program, the cash collateral is held by a third-party bank in a deposit account pledged to the user, which we administer as the user’s agent. Users are not entitled to interest on such account, and any interest earned is for our benefit.
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
Cryptocurrencies
We act as an agent in the cryptocurrency transactions that users initiate on our platform. We have determined we are an agent, for accounting purposes, because we do not control the cryptocurrency before delivery to the user, we are not primarily responsible for the delivery of cryptocurrency to our users, we are not exposed to risks arising from fluctuations of the market price of cryptocurrency before delivery to the user, and we do not set the prices charged to users. After purchasing cryptocurrency on the platform, users are the legal owners of cryptocurrency held under custody by us and users have all the rights and benefits of ownership, including the rights to appreciation and depreciation of the cryptocurrency. We do not allow users to purchase cryptocurrency on margin and cryptocurrency does not serve as collateral for margin loans. We hold cryptocurrency in custody for users in one or more omnibus cryptocurrency wallets; we do not utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the cryptocurrencies we hold in custody for users, and we are obligated to secure such assets from loss or theft. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, after consultation with internal and external legal counsel, we believe the cryptocurrency we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. For additional information relating to platform bankruptcy generally, see Part I, Item 1A of this Annual Report, “Risk Factors—Risks Related to Cryptocurrency Products and Services—Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”

User cryptocurrencies safeguarding obligation and the corresponding asset on the consolidated balance sheets represent our obligation to safeguard crypto assets held in our custody on behalf of our users. We carry these at fair value as prescribed by SAB 121. We are obligated to safeguard user assets from loss, theft, or other misuse. Any loss, theft, or other misuse would impact the measurement of the asset.
Investments
We invest in marketable debt securities and determine the classification at the time of purchase.
Available-for-sale investments are recorded at fair value. We have elected the fair value option for our available-for-sale investments as we believe carrying these investments at fair value and taking changes in fair value through earnings best reflects their underlying economics. Fair value adjustments are presented in other (income) expense, net and interest earned on the debt securities as net interest revenues in our consolidated statements of operations.
Held-to-maturity investments are securities that we have both the ability and positive intent to hold until maturity and are recorded at amortized cost. Interest income is calculated using the effective interest method, adjusted for deferred fees or costs, premium, or discount existing at the date of purchase. Interest earned is included in net interest revenues in our consolidated statements of operations. We evaluate held-to-maturity investment for credit losses on a quarterly basis. We do not expect credit losses for our held-to-maturity investments that are obligations of states and political subdivisions and securities issued by U.S. government sponsored agencies. We monitor remaining securities by type and standard credit rating.
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

Credit Card Program
The Robinhood Credit card program is funded under the Program Agreement between Robinhood Credit and Coastal Bank, where Coastal Bank is the originator and owner of customer principal balances. Robinhood Credit is responsible for administering the credit card program on a mobile app, including, (i) setting customer credit limits within Coastal Bank’s underwriting standards, (ii) loan servicing, (iii) remitting collected principal from customers to Coastal Bank, and (iv) offering and maintaining the customer rewards program. Coastal Bank is responsible for (i) funding the customer credit, (ii) reporting customer credit activities, and (iii) holding customer receivables. Additionally, Robinhood Credit is responsible to pay Coastal Bank customer balances that are ultimately charged off or deemed uncollectible, generally when balances become outstanding for over 180 days. Robinhood Credit estimates the related credit card expected loss liability using a current expected credit losses model by evaluating historical collection data as well as considering charge off trends and market data by FICO cohort.
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
Level 1 Inputs: unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us
Level 2 Inputs: quoted prices for similar assets and liabilities in an active market, quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly
Level 3 Inputs: unobservable inputs that are significant to the fair value of the assets or liabilities
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The carrying amounts of certain financial instruments approximate their fair value due to the short-term nature, which include cash and cash equivalents, cash segregated under federal and other regulations, receivables from brokers, dealers, and clearing organizations, receivables from users, net, deposits with clearing organizations, other current assets, accounts payable and accrued expenses, payable to users, securities loaned, and other current liabilities.
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
Receivables From Users, Net
Receivables from users, net are primarily made up of margin receivables. Margin receivables are adequately collateralized by users’ securities balances and are reported at their outstanding principal balance, net of an allowance for credit losses. We monitor margin levels and require users to deposit additional collateral, or reduce margin positions, to meet minimum collateral requirements and to avoid automatic liquidation of their positions.
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
Deposits With Clearing Organizations
We are required to maintain collateral deposits with clearing organizations such as Depository Trust & Clearing Corporation and Options Clearing Corporation which allow us to use their security transactions services for trade comparison, clearance, and settlement. The clearing organizations establish financial requirements, including deposit requirements, to reduce their risk. The required level of deposits may fluctuate significantly from time to time based upon the nature and size of users’ trading activity and market volatility. We earn interest on these deposits which is included as net interest revenues in the consolidated statements of operations. As we have not experienced historic defaults, we do not have an expectation of credit losses for these arrangements. As of December 31, 2023, $50 million of our U.S. treasury securities were pledged to a clearing organization to meet margin requirements for our security lending program.
Fractional Share Program
We operate our fractional share program for the benefit of our users and maintain an inventory of securities held exclusively for the fractional share program. This proprietary inventory is recorded within other current assets on our consolidated balance sheets.
When a user purchases a fractional share, we record the cash received for the user-held fractional share as pledged collateral and an offsetting liability to repurchase the shares as we concluded that we did not meet the criteria for derecognition under the accounting guidance. We measure our inventory of securities, user-held fractional shares and our repurchase obligation at fair value at each reporting period via the election of the fair value option, with realized and unrealized gains and losses recorded in brokerage and transaction expenses in our consolidated statement of operations. We do not earn revenue from our users when they purchase or sell fractional shares from us. We earn transaction-based revenue when shares are purchased from or routed to market makers to fulfill fractional share transactions.

Other Current Assets
Other current assets include restricted cash subject to restrictions that expire within one year, other receivables, stablecoin assets owned by us that are considered financial assets, deferred costs of Robinhood Match Incentive Program (defined below), interest and dividends receivable, and securities owned by us used for the Robinhood Referral program and fractional share program.
Robinhood Match Incentive Program
Match incentives on customers’ eligible contributions to their retirement accounts and transfers of assets to our platform are subject to forfeiture if the recipient does not hold the contributed funds or transferred assets in their account for a specified period of time. The match incentive amount is deferred and recognized over the specified period of time as a reduction to revenue. If match funds are forfeited, we adjust the deferred match incentive balance and recognize any difference between the deferred match incentive balance and funds recuperated as an adjustment to revenue. For the year ended December 31, 2023, the amount recognized as a reduction of revenue was immaterial. We review the deferred match incentive balance for impairment. For the year ended December 31, 2023, no impairment was recognized.
Robinhood Referral Program
The stock rewarded under this program is included in other current assets in our consolidated balance sheets. Our inventory of settled shares is initially recorded at cost and marked to fair market value at each reporting period, with gains and losses from changes in the fair market value of the shares recorded within marketing expense in our consolidated statement of operations. Shares are derecognized when they are claimed by the user and delivered to the users’ account. We record an accrued liability within other current liabilities in our consolidated balance sheets at the time the bank account is linked with the expense recorded within marketing expense in our consolidated statement of operations. The liability is initially recorded at the fair market value of the assigned share or shares upon the reward being earned by the referred user (i.e., upon bank linkage) and marked to fair market value until claimed or reversed, with gains and losses also recorded within marketing expense. The liability is derecognized when the share is claimed by the user and delivered to the users’ account.
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
Internally developed software is capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed and the software will be used as intended. Capitalized costs consist of SBC, salaries, and payroll related costs for employees, and fees paid to third-party consultants who are directly involved in development efforts. Capitalized costs are amortized over the estimated useful life of the software on a straight-line basis and included in technology and development in the consolidated statements of operations. We expense software development costs as they are incurred during the preliminary project stage.
Non-Marketable Equity Securities
Investments in non-marketable equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or a similar security from the same issuer. Non-marketable equity securities are included in other non-current assets on the consolidated balance sheets and the related balances were not material for the periods presented.
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
Intangible Assets, Net
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining estimated useful life of its intangible assets being amortized on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining period of amortization.
Impairment of Long-lived Assets
We evaluate the recoverability of long-lived assets, including property, software, and equipment, leases, and finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable compared to the undiscounted future net cash flows the assets are expected to generate. The impairment test is performed at the asset group level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the test results indicate that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary.
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
Related Parties
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This guidance requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. The guidance is effective for fiscal years beginning after December 15, 2022 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance effective January 1, 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This guidance requires entities to measure crypto assets within the scope of this guidance at fair value with changes in fair value recognized in net income, and provides comprehensive disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance effective January 1, 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued Accounting Standards Update 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This amendment will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this guidance will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impacts of the amendment on our consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in guidance improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income taxes (Topic 740): Improvements to Income Taxes Disclosures.” This guidance requires annual disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
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

In millions	Fair Value
Cash and cash equivalents	$14
Receivable from users, net	3
Prepaid expenses	1
Other current assets	48
Goodwill	72
Intangible assets	36
Accounts payable and accrued expenses	(44)
Other current liabilities	(25)
Other non-current liabilities	(1)
Net assets acquired	$104
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

(in millions, except years)	Fair Value	Useful Life
Developed technology	$25	4
Customer relationships	10	7
Trade names	1	1
Total	$36
The overall weighted average useful life of the identified amortizable intangible assets acquired is 5 years. The estimated fair value of the intangible assets acquired approximate the amounts a market participant would pay for these intangible assets as of July 3, 2023. We used the replacement cost method to estimate the fair value of developed technology, and a multi-period excess earnings method was used to estimate the fair value of customer relationships.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value. During the fourth quarter of 2023, we recorded a $7 million measurement period adjustment to accounts payable and accrued expenses with a corresponding increase to goodwill, and an adjustment to increase other current assets and other current liabilities by $25 million based on facts and circumstances as of the acquisition date.
Pro forma results of operations for Robinhood Credit have not been presented as the effect of this acquisition was not material. From the date of the acquisition through December 31, 2023, Robinhood Credit revenues were not material to our consolidated statements of operations.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the carrying amount of goodwill:

	December 31,
(in millions)	2022	2023
Beginning balance	$101	$100
Less: Accumulated impairment	—	—
Beginning balance, net	101	100
Additions due to business combinations(1)	—	68
Post-acquisition adjustments	(1)	7
Ending balance	$100	$175
_______________
(1)Substantially all of the additions related to the acquisition of Robinhood Credit as disclosed in Note 3 - Business Combinations, and the remainder related to other immaterial business acquisitions.

There was no impairment of goodwill for the years ended December 31, 2022 and 2023.
Intangible Assets
The following tables summarize the components of intangible assets:

	December 31, 2022
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$23	$(10)	$13	1.70
Customer relationships	12	(2)	10	8.62
Indefinite-lived intangible assets	2	—	2	N/A
Total	$37	$(12)	$25

	December 31, 2023
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$48	$(21)	$27	2.98
Customer relationships	23	(4)	19	7.04
Trade names	1	(1)	—	—
Indefinite-lived intangible assets	2	—	2	N/A
Total	$74	$(26)	$48
Amortization expense of intangible assets was $3 million, $9 million, and $14 million for the years ended December 31, 2021, 2022, and 2023. There was no impairment of intangible assets for the years ended December 31, 2022 and 2023.

As of December 31, 2023, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
2024	$14
2025	9
2026	9
2027	6
2028	3
Thereafter	5
Total	$46
NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(in millions)	2021	2022	2023
Transaction-based revenues:
Options	$690	$488	$505
Cryptocurrencies	420	202	135
Equities	287	117	104
Other	5	7	41
Total transaction-based revenues	1,402	814	785

Net interest revenues:
Interest on corporate cash and investments	1	103	288
Margin interest	132	177	243
Interest on segregated cash and cash equivalents and deposits	4	57	210
Cash Sweep	3	22	123
Securities lending, net	136	89	79
Credit card, net	—	—	9
Interest expenses related to credit facilities	(20)	(24)	(23)
Total net interest revenues	256	424	929

Other revenues	157	120	151

Total net revenues	$1,815	$1,358	$1,865
For our Fully-Paid Securities Lending program, we earn revenue for lending certain securities based on demand for those securities and portions of such revenues are paid to participating users, and those payments are recorded as interest expense. The program was launched during the three months ended

June 30, 2022. The following table presents interest revenue earned and interest expense paid from Fully-Paid Securities Lending:

	Year Ended December 31,
(in millions)	2022	2023
Interest revenue	$11	$44
Interest expense	(2)	(7)
Fully-Paid Securities Lending, net	$9	$37
Contract Balances
Contract receivables are recognized when we have an unconditional right to invoice and receive payment under a contract and are derecognized when cash is received. Transaction-based revenue receivables due from market makers are reported in receivables from brokers, dealers, and clearing organizations while other revenue receivables related to proxy revenues due from issuers are reported in other current assets on the consolidated balance sheets.
Contract liabilities, which primarily consist of unearned subscription revenue, are recognized when users remit cash payments in advance of the time we satisfy our performance obligations and are recorded as other current liabilities on the consolidated balance sheets.
The table below sets forth contract receivables and liabilities balances for the periods indicated:

	December 31, 2022
(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2022	$83	$3
End of the period, December 31, 2022	60	3
Changes during the period	$(23)	$—

	December 31, 2023
(in millions)	Contract Receivables	Contract Liabilities
Beginning of period, January 1, 2023	$60	$3
End of period, December 31, 2023	87	4
Changes during the period	$27	$1
The change in contract receivables was primarily driven by increases in trading volume for Cryptocurrencies, Equities, and Options for the month ended December 31, 2023 compared to the same period in the prior year. Receivable balances are also impacted by the timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liability balances for the year end December 31, 2023.
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
We allowed affected employees’ share-based awards to continue vesting over a transitional period (generally two months during which they remained employed but were not expected to provide active service), which were generally accounted for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of SBC expense that had been previously recognized (under the accelerated attribution method, generally), the April 2022 Restructuring resulted in a net reduction to SBC of $24 million, which was recognized in the second quarter of 2022 (refer to Note 14 - Common Stock and Stockholders' (Deficit) Equity, for more information).
In addition, we recognized $17 million of cash restructuring and related charges in the second quarter of 2022, which primarily consisted of employee-related wages, benefits, and severance expense. As of December 31, 2022, all of the restructuring charges relating to the April 2022 Restructuring had been paid in full.
August 2022 Restructuring
On August 2, 2022, we announced the August 2022 Restructuring, which involved approximately 780 employees, representing approximately 23% of our full-time employees at the time, the planned closure of two offices, and related matters. These actions were part of a Company reorganization into a GM structure under which GMs have assumed broad responsibility for our individual businesses. As we continued to execute the August 2022 Restructuring, our lower headcount led us to evaluate our real estate portfolio. In the third quarter of 2022, we decided to partially or completely close five additional offices as part of the August 2022 Restructuring, four of which were not occupied.
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
Similar to the April 2022 Restructuring, we allowed affected employees’ share-based awards to continue vesting over a transitional period allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of SBC expense that had been previously recognized (under the accelerated attribution method, generally), the August 2022 Restructuring resulted in a net reduction to SBC of $53 million, which was recognized in the third quarter of 2022 (refer to Note 14 - Common Stock and Stockholders' (Deficit) Equity, for more information).
In addition, we recognized $34 million of cash restructuring and related charges primarily related to employee-related wages, benefits, and severance expense. As of December 31, 2022, all of the restructuring charges relating to the August 2022 Restructuring had been paid in full.

NOTE 7: ALLOWANCE FOR CREDIT LOSSES AND CREDIT CARD EXPECTED LOSS LIABILITY
Allowance for Credit Losses
Substantially all of the allowance for credit losses relate to unsecured balances of receivables from users due to Fraudulent Deposit Transactions, losses on margin lending, and reserves on proxy revenue receivables. The following table summarizes the allowance for credit losses:

	Year Ended December 31,
(in millions)	2021	2022	2023
Beginning balance	$34	$40	$18
Provision for credit losses	78	36	24
Write-offs	(72)	(58)	(26)
Ending balance	$40	$18	$16
Credit Card Expected Loss Liability
The following table summarizes the credit card expected loss liability as part of accounts payable and accrued expenses on the consolidated balance sheets:

Year Ended December 31,
(in millions)	2023
Beginning balance	$—
Opening balance from acquisition of Robinhood Credit	23
Provision for credit losses	19
Payments to Coastal Bank	(11)
Recoveries	1
Ending balance	$32

NOTE 8: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2022, our available-for-sale investments, which are included in other current assets on the consolidated balance sheets, were $10 million with no significant unrealized gains or losses. These investments had a stated contractual maturity or redemption date within one year. As of December 31, 2023, we had a $500 million time deposit that was an available-for-sale investment classified as cash equivalents on the consolidated balance sheets. This investment has a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

Held-to-maturity
We had no held-to-maturity investments as of December 31, 2022. The following table summarizes our held-to-maturity investments as of December 31, 2023:

	December 31, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$205	$—	$—	$(1)	$204
U.S. Treasury securities	202	—	—	—	202
U.S. government agency securities	42	—	—	—	42
Certificates of deposit	34	—	—	—	34
Commercial paper	3	—	—	—	3
Total held-to-maturity investments	$486	$—	$—	$(1)	$485
There were no sales of held-to-maturity investments during the year ended December 31, 2023.
The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity; the maximum maturity is two years:

	December 31, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$153	$52	$205
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$413	$73	$486
Fair value
Debt securities:
Corporate debt securities	$152	$52	$204
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$412	$73	$485

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our consolidated balance sheets as follows:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$735	$—	$—	$735
Other current assets:
Equity securities - securities owned	8	—	—	8
Commercial paper	—	5	—	5
Government bonds	3	—	—	3
Corporate bonds	—	2	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	8,431	—	8,431
User-held fractional shares	997	—	—	997
Total financial assets	$1,743	$8,438	$—	$10,181

Liabilities
User cryptocurrencies safeguarding obligation	$—	$8,431	$—	$8,431
Fractional shares repurchase obligations	997	—	—	997
Total financial liabilities	$997	$8,431	$—	$9,428

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposit	$—	$500	$—	$500
Money market funds	146	—	—	146
Deposits with clearing organizations:
U.S. Treasury securities	50	—	—	50
Other current assets:
Stablecoin	20	—	—	20
Equity securities - securities owned	10	—	—	10
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	14,708	—	14,708
User-held fractional shares	1,592	—	—	1,592
Total financial assets	$1,820	$15,208	$—	$17,028

Liabilities
User cryptocurrencies safeguarding obligation	$—	$14,708	$—	14,708
Fractional shares repurchase obligations	1,592	—	—	1,592
Total financial liabilities	$1,592	$14,708	$—	$16,300
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$204	$—	$204
U.S. Treasury securities	202	—	—	202
U.S. government agency securities	—	42	—	42
Certificates of deposit	—	34	—	34
Commercial paper	—	3	—	3
Total held-to-maturity investments	$202	$283	$—	$485
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
During the year ended December 31, 2023, we did not have any transfers in or out of Level 3 assets or liabilities.

Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

	Year Ended December 31,
(in millions)	2022	2023
Bitcoin (BTC)	$2,327	$6,149
Ethereum (ETH)	2,341	3,761
Dogecoin (DOGE)	2,802	3,319
Other	961	1,479
Total user cryptocurrencies safeguarding obligation and corresponding asset	$8,431	$14,708
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2022 and 2023.

NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
As of December 31, 2023, we had two interest rate floors that were designated as cash flow hedges of interest rate risk associated with our margin receivables. One interest rate floor with a notional amount of $2 billion was effective as of June 30, 2023 and another with a notional amount of $1 billion will be effective in the first quarter of 2024. Both interest rate floors have a maturity of six months.

As of December 31, 2023, the fair value of hedging instruments was immaterial and included in other current assets in our consolidated balance sheets. We had no derivatives and hedging activities during the year ended December 31, 2022.

Amounts reported in AOCI related to interest rate floors will be reclassified to net interest revenues as interest payments are received or paid on the hedged items. During the next 12 months, we expect to reclassify $3 million of losses from AOCI as a reduction to net interest revenues. As of December 31, 2023, we hedged our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one year.
The following table summarizes the amount of gain or loss recognized in AOCI on our consolidated financial statements:

Year Ended December 31,
(in millions)	2023
Derivatives designated as hedging instruments:
Loss on derivatives included in effectiveness assessment	$(4)
Loss reclassified from AOCI into net interest revenues included in effectiveness assessment	1
Total	$(3)

The following table summarizes the components of AOCI related to hedging activities on our consolidated financial statements:

Year Ended December 31,
(in millions)	2023
Beginning balance	$—
Other comprehensive loss before reclassifications, net of tax	(4)
Reclassification adjustment for net losses included in net interest revenues, net of tax	1
Other comprehensive loss after reclassifications, net of tax	$(3)
Ending balance	$(3)

NOTE 10: INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2021	2022	2023
Domestic	$(3,687)	$(1,028)	$(534)
Foreign	2	1	1
Income (loss) before income taxes	$(3,685)	$(1,027)	$(533)
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
(in millions)	2021	2022	2023
Current:
Federal	$—	$—	$5
State	5	1	3
Foreign	—	—	—
Total current tax expense (benefit)	5	1	8
Deferred:
Federal	(1)	—	—
State	(2)	—	—
Foreign	—	—	—
Total deferred tax expense (benefit)	(3)	—	—
Total provision for (benefit from) income taxes	$2	$1	$8

The reconciliation of statutory federal income tax rate and our effective income tax rate was as follows (in percentages):

	Year Ended December 31,
	2021	2022	2023
Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State tax benefit, net of federal benefit	3.6	1.8	(1.9)
Foreign rate differential	—	—	—
Share-based compensation	(0.5)	(12.3)	(29.7)
Research and development credits	1.3	3.6	5.6
Non-deductible change in convertible notes and warrant	(0.3)	—	—
Non-deductible regulatory settlements	(11.7)	(0.3)	(4.6)
Permanent differences	—	(0.1)	(0.2)
Other	—	0.1	0.4
Change in valuation allowance	(13.5)	(13.9)	8.0
Total provision for (benefit from) income taxes	(0.1)%	(0.1)%	(1.4)%
Significant components of our deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
(in millions)	2022	2023
Deferred tax assets:
User cryptocurrencies safeguarding obligation	$2,167	$3,660
Net operating loss carryforwards	266	176
Tax credit carryforwards	134	161
Research and Experimentation expenditure amortization	83	151
Share-based compensation	85	43
Accruals and other liabilities	21	29
Lease liabilities	38	27
Other	15	19
Total deferred tax assets	$2,809	$4,266
Deferred tax liabilities:
Asset related to user cryptocurrencies safeguarding obligation	$(2,167)	$(3,660)
Right of use assets	(24)	(17)
Depreciation and amortization	(10)	(14)
Total deferred tax liabilities	(2,201)	(3,691)
Valuation Allowance	(607)	(574)
Net deferred tax assets	$1	$1

The reconciliation of the beginning and ending amount of the deferred tax asset valuation allowance was as follows:

	Year ended December 31,
(in millions)	2021	2022	2023
Balance at beginning of period	$27	$495	$607
Charged/(credited) to net income	471	112	(34)
Charges utilized/(write-offs)	(3)	—	1
Balance at end of period	$495	$607	$574
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on all available evidence for the year ending December 31, 2023, we believe it is more likely than not that the tax benefits of the remaining U.S. federal, state, and certain foreign net deferred tax assets may not be realized, and accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $33 million for the year ended December 31, 2023.
As of December 31, 2023, we have $635 million of U.S. federal, $647 million of state, and $4 million of non-U.S. net operating loss carryforwards available to reduce future taxable income. Of the U.S. federal net operating loss carryforwards, $635 million will carryforward indefinitely. Our state net operating losses begin to expire in 2024, while our non-U.S. net operating losses do not expire. As of December 31, 2023, we have utilized federal and state net operating losses generated from tax years 2013 through 2021. We have U.S. federal tax credit carryforwards of $152 million that will begin to expire in 2041, if not utilized, and state tax credit carryforwards of $98 million that will begin to expire in 2026. As of December 31, 2023, we have utilized U.S. federal and state tax credits generated from tax years 2014 through 2021.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
We had unrecognized tax benefits of approximately $58 million and $74 million as of December 31, 2022 and 2023. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. We record interest and penalties related to unrecognized tax benefits in income tax expenses. There were no interest or penalties accrued during the years ended December 31, 2022 and 2023.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in millions):

	Year Ended December 31,
	2022	2023
Unrecognized benefit - beginning of period	$46	$58
Gross increases - current year tax positions	16	16
Gross increases - prior year tax positions	—	—
Gross decrease - prior year tax positions	(4)	—
Unrecognized benefit - end of period	$58	$74
We file in U.S. federal, various state, and foreign jurisdictions. The tax years from 2014 remain open to examination by the U.S. federal and state authorities, due to carryover of unused net operating losses and tax credits. The tax years from 2020 remain open for the most significant foreign jurisdiction.

NOTE 11: PROPERTY, SOFTWARE, AND EQUIPMENT, NET
Property, software, and equipment are presented net of accumulated depreciation and amortization and summarized as follows:

	Year Ended December 31,
(in millions)	2022	2023
Internally developed software	$106	$122
Leasehold improvements	52	39
Computer equipment	32	27
Furniture and fixtures	14	13
Construction in progress	23	30
Total	227	231
Less: accumulated depreciation and amortization	(81)	(111)
Property, software, and equipment, net	$146	$120
Depreciation expense of property and equipment was $15 million, $26 million, and $16 million for the years ended December 31, 2021, 2022, and 2023.
Amortization expense of internally developed software was $7 million, $26 million, and $41 million for the years ended December 31, 2021, 2022, and 2023.
In connection with our August 2022 Restructuring, we recognized an impairment of $15 million associated with our leasehold improvements and accelerated depreciation of $9 million related to other fixed assets for the year ended December 31, 2022. Refer to Note 6 - Restructuring Activities for more information.
NOTE 12: SECURITIES BORROWING AND LENDING
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
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross in our consolidated balance sheets.

The following tables set forth certain balances related to our securities borrowing and lending activities:

	December 31,
(in millions)	2022	2023
Assets	Securities borrowed
Gross amount of securities borrowed	$517	$1,602
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	517	1,602
Gross amount of securities borrowed not offset on the consolidated balance sheets:
Securities borrowed	517	1,602
Security collateral received	(509)	(1,536)
Net amount	$8	$66

Liabilities	Securities loaned
Gross amount of securities loaned	$1,834	$3,547
Gross amount of securities loaned offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	1,834	3,547
Gross amount of securities loaned not offset on the consolidated balance sheets:
Securities loaned	1,834	3,547
Security collateral pledged	(1,629)	(3,188)
Net amount	$205	$359

As described in Note 1 - Description of Business and Summary of Significant Accounting Policies, we obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2022 and 2023, we were permitted to re-pledge securities with a fair value of $4.36 billion and $4.78 billion under margin account agreements with users, and securities with a fair value of $18 million and an immaterial balance that we had borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2023, we were permitted to re-pledge securities with a fair value of $14.03 billion including securities with a fair value of $1.54 billion that we had borrowed from users.
As of December 31, 2022 and 2023, we had re-pledged securities with a fair value of $1.63 billion and $3.19 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2022 and 2023, we had re-pledged $231 million and $676 million of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 13: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
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
There were no outstanding borrowings under the October 2019 Credit Facility, as amended, at December 31, 2022 and 2023. We are obligated to pay a commitment fee calculated as a per annum rate equal to 0.10% on any unused amount of the October 2019 Credit Facility quarterly in arrears.
April 2023 Credit Facility
On March 24, 2023, RHS, our wholly-owned subsidiary, entered into the Second Amended and Restated Credit Agreement (the “April 2023 Credit Agreement”) among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the $2.275 billion 364-day senior secured revolving credit facility entered into in April 2022.
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
Borrowings under the April 2023 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 0.10%, (ii) the Federal Funds Effective Rate (as defined in the April 2023 Credit Agreement) and (iii) the Overnight Bank Funding Rate (as defined in the April 2023 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.5% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.5%.

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
The October 2019 Credit Facility, as amended, and the April 2023 Credit Facility contain customary covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. We were in compliance with all covenants under these facilities as of December 31, 2022 and 2023, as applicable.
Credit Card Funding Trust
Robinhood Credit has a trust subsidiary that has entered into an arrangement with a financial institution to purchase up to $100 million of credit card receivables originated by Coastal Bank under the Program Agreement, providing incremental availability to offer customer credit. Since inception of the arrangement and as of December 31, 2023, no purchases have occurred and no balances were outstanding with this financial institution.
Off-Balance Sheet Risk
Coastal Bank Program Agreement
Under the Program Agreement, most recently amended in November 2023, Coastal Bank may fund up to $300 million of credit card receivables. Robinhood Credit pays Coastal Bank interest which accrues daily based on the average balance of advances during the month at the federal funds rate plus a margin of 3.75% on the first $150 million and 3.00% on such amounts in excess of $150 million.

The credit card receivables and the funding from Coastal Bank are treated as off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship; and the legal owner of the receivables. As of December 31, 2023, off-balance sheet customer principal amounts funded under the Program Agreement were approximately $205 million. The related accrued interest payable and interest expense were immaterial.

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
NOTE 14: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
Pursuant to our Charter, our board of directors may issue shares of our preferred stock in one or more series and, subject to the applicable law of the State of Delaware, our board of directors may set the powers, rights, preferences, qualifications, limitations and restrictions of such preferred stock. As of

December 31, 2023, no terms of the preferred stock were designated, and no shares of preferred stock were outstanding.
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
The convertible notes issued in February 2021 were converted into 137.3 million shares of Class A common stock at a conversion price of $26.60 per share upon completion of our IPO.
Warrants
As of December 31, 2023, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of December 31, 2023, the warrants have not been exercised and are included as a component of additional paid in capital on the consolidated balance sheets.
Share Repurchase and Retirement
On August 30, 2023, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the United States Marshal Service (the “USMS”), for and on behalf of the United States, pursuant to which we agreed to repurchase 55,273,469 shares of the Company's Class A common stock from the USMS for $10.96 per share. The transaction closed on August 31, 2023. We repurchased, and subsequently retired, all of the shares for an aggregate amount of $608 million, recorded entirely in additional paid-in capital on the consolidated balance sheet in absence of retained earnings, which included $2 million in transaction costs. As of December 31, 2023, we have accrued $3 million, also recorded in additional paid-in capital, related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022.
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
2021 Omnibus Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Plan”) became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs and NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards. Under the 2021 Plan, options could be granted with an exercise price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to ten years from the date of grant. RSUs granted mostly vest monthly on a straight-line basis and expire seven or ten years from the date of grant.
As of December 31, 2023, an aggregate of 405 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 131 million shares had been issued under the plans, 69 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 205 million shares remained available for new grants under the 2021 Plan. On January 1, 2024, an additional 43.6 million shares became available for grant under the 2021 Plan pursuant to its annual evergreen feature.
Stock Option Activity
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in millions)
Balance at December 31, 2022	15,226,096	$4.73	4.68	$72
Granted during the period	—	—
Exercised during the period	(2,443,991)	2.07
Expired during the period	(179,524)	13.14
Forfeited during the period	(461,015)	14.15
Balance at December 31, 2023	12,141,566	$4.78	3.76	$100
Options vested and expected to vest at December 31, 2023	12,141,566	$4.78	3.76	$100
Options exercisable at December 31, 2023	10,667,515	$3.50	3.57	$100
The weighted-average grant date fair value of options granted during the years ended December 31, 2022 was $14.15. No options were granted during 2021 nor 2023. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2022	2023
Dividend yield	N/A	0%	N/A
Risk-free interest rate	N/A	1.61%	N/A
Expected volatility	N/A	40.72%	N/A
Expected term (years)	N/A	4.61	N/A
The total intrinsic value of options exercised during 2021, 2022, and 2023 was $179 million, $25 million, and $20 million. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the market value of the stock at the time of exercise. The total grant date fair value of options that vested during 2023 was $7 million and was immaterial for 2021 and 2022.
Time-Based RSUs
We have granted Time-Based RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the year ended December 31, 2023:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	56,116,782	$18.55
Granted	24,267,715	9.84
Vested	(31,081,439)	15.77
Forfeited	(14,751,060)	18.41
Unvested at December 31, 2023	34,551,998	$14.99
The fair value of Time-Based RSUs vested during 2021 2022 and 2023 was $1,054 million, $542 million and $490 million , respectively.
Market-Based RSUs
In 2019 and 2021, we granted Market-Based RSUs to our founders under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods. There were no Market-Based RSUs granted during 2022 or 2023.
As of December 31, 2023, none of the 2021 Market-Based RSUs had vested based on share price targets. In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares. We recognized $485 million SBC expense related to the cancellation during the year ended December 31, 2023, which was included in the general and administrative expense in our consolidated statements of operations. No further expense associated with these awards was recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
The following table summarizes the activity related to our Market-Based RSUs for the year ended December 31, 2023:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2022	806,858	57,650,926	58,457,784	$23.50
Granted	—	—	—	—
Vested	(461,062)	—	(461,062)	2.34
Cancelled	—	(35,520,000)	(35,520,000)	22.68
Unvested at December 31, 2023	345,796	22,130,926	22,476,722	$25.67
_______________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.

The fair value of Market-Based RSUs that vested during 2021, 2022, and 2023 was $161 million,$5 million and $5 million.

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
In the year ended December 31, 2023, 2 million shares were purchased under the ESPP at a weighted-average price of $7.09. The fair value of shares to be issued under our ESPP was estimated on the grant date using the Black-Scholes option pricing model. As of December 31, 2023, approximately 30.4 million shares remained available for issuance under the ESPP. On January 1, 2024, an additional 8.7 million shares became authorized for issuance under the ESPP pursuant to its annual evergreen feature.

Share-Based Compensation
The following table presents SBC in our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2021	2022	2023(1)
General and administrative	$885	$425	$640
Technology and development	610	212	211
Operations	20	8	8
Brokerage and transaction	7	5	7
Marketing	50	4	5
Total	$1,572	$654	$871
_______________
(1) Included in the table above, we recorded SBC expense of $567 million related to Market-Based RSUs, $292 million related to Time-Based RSUs, $8 million related to ESPP, and $4 million related to options for the year ended December 31, 2023. The tax benefits recognized in the consolidated statements of operations for SBC were $73 million for year ended December 31, 2023 and were not material during the years ended December 31, 2021 and 2022.
In March 2021, we modified certain Time-Based RSUs of approximately 500 employees to remove the one-year vesting cliff, considered to be an improbable to improbable modification. The modified RSUs were revalued at the modification date, and the modified grant date fair value of the awards of $39.75 per share was used to calculate SBC expense.
We have capitalized SBC expense related to internally developed software of $35 million, $28 million, and $17 million for years 2021, 2022, and 2023.
The April 2022 Restructuring and the August 2022 Restructuring resulted in net reductions of $24 million and $53 million in SBC expense, respectively. Both reductions were substantially related to

Time-Based RSUs. The net reductions were primarily recognized in technology and development expense, $16 million and $22 million, and general and administrative expense, $6 million and $28 million.
As of December 31, 2023, there was $355 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.08 years.
NOTE 15: NET LOSS PER SHARE
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
The following table presents the calculation of basic and diluted loss per share:

(in millions, except per share data)	Year Ended December 31,
	2021	2022	2023
Net loss	$(3,687)	$(1,028)	$(541)
Net loss attributable to common stockholders	$(3,687)	$(1,028)	$(541)

Weighted-average common shares outstanding - basic	492,381,190	878,630,024	890,857,659
Dilutive effect of stock options and unvested shares	—	—	—
Weighted-average common shares used to compute diluted loss per share	492,381,190	878,630,024	890,857,659

Net loss per share attributable to common stockholders:
Basic	$(7.49)	$(1.17)	$(0.61)
Diluted	$(7.49)	$(1.17)	$(0.61)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Year Ended December 31,
	2021	2022	2023
Time-Based RSUs	49,440,344	56,156,677	34,625,253
Market-Based RSUs	58,918,844	58,457,784	22,476,722
Stock options	14,527,468	15,226,096	12,141,566
Early-exercised stock options	15,126	—	—
Warrants	14,278,034	14,278,034	14,278,034
ESPP	246,179	364,427	305,692
Total anti-dilutive securities	137,425,995	144,483,018	83,827,267

NOTE 16: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park, CA and our office in New York City, NY. Our leases have remaining terms of less than one year to nine years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases. See Note 6 - Restructuring Activities, for further information relating to impacts on leases due to the April and August 2022 Restructurings.
In 2022, we executed agreements to assign some of our operating leases to third-party assignees who assumed all of our obligations, liabilities, covenants, and conditions under the assigned leases. As a result of these agreements, we derecognized the related right-of-use assets of $28 million and lease liability of $33 million and recognized an immaterial amount of net gain.
As of December 31, 2023, we have an executed operating lease for office facilities that had not yet commenced and is expected to commence in the second quarter of 2024. Under the terms of the lease, we will have the right to construct tenant improvements to the underlying asset upon commencement.
Lease assets and liabilities recognized on our consolidated balance sheets were as follows:

		December 31,
(in millions)	Classification	2022	2023
Lease Right-of-use Assets
Operating lease assets	Other non-current assets	$92	$68

Lease Liabilities
Current operating lease liabilities	Other current liabilities	21	20
Non-current operating lease liabilities	Other non-current liabilities	127	89
Total lease liabilities		$148	$109
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease costs primarily relate to common area maintenance, property taxes, insurance, and other operating expenses. The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2021	2022	2023
Fixed operating lease costs	$24	$33	$21
Variable operating lease costs	6	7	7
Short-term lease costs	1	—	1
Total lease costs	$31	$40	$29
Other information related to our operating leases was as follows:

	December 31,
	2022	2023
Weighted-average remaining lease term	7.59 years	6.57 years
Weighted-average discount rate	6.52%	7.2%

Cash flows related to leases were as follows:

	Year Ended December 31,
(in millions)	2021	2022	2023
Operating cash flows:
Payments for operating lease liabilities	$6	$23	$39
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets(1)	$97	$32	$(8)
_______________
(1) For the years ended December 31, 2021 and 2022, lease liabilities arising from obtaining right-of-use assets primarily related to initial recognition of new leases during the respective years. For the year ended December 31, 2023, lease liabilities arising from obtaining right-of-use assets primarily related to a lease modification, partially offset by remeasurements resulting from reassessments of existing lease terms.

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of December 31, 2023 are as follows:

(in millions)
2024	$28
2025	28
2026	18
2027	15
2028	15
Thereafter	41
Total undiscounted lease payments	145
Less: imputed interest	(28)
Less: lease incentives	(1)
Less: leases executed but not yet commenced	(7)
Total lease liabilities	$109

NOTE 17: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $85 million and $190 million as of December 31, 2022 and 2023. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of December 31, 2023 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023.
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

Brokerage Enforcement Matters
FINRA Enforcement staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility, the Over-the-Counter Reporting Facility, the Order Audit Trail System, and the Consolidated Audit Trail; RHS’s reporting of accounts holding significant options positions to the Large Option Position Report system; processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer System; responses to Electronic Blue Sheets requests from FINRA; the Q4 2022 Processing Error; RHF’s and RHS’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; collaring the prices of certain trade orders; RHS’s and RHF’s compliance with best execution obligations and RHS’s compliance with FINRA Rule 6190; RHS’s and RHF’s compliance with regulations governing the delivery of required documents; and matters related to RHS’s and RHF’s supervision of technology. We are cooperating with these investigations.

RHS has received requests from the SEC Division of Enforcement regarding its compliance with Regulation SHO’s trade reporting and other requirements in connection with securities lending, fractional share trading, the Q4 2022 Processing Error, and responses to Electronic Blue Sheets requests, and previously received similar requests from FINRA examinations staff. RHS and RHF have also received requests from the SEC Division of Enforcement and FINRA Enforcement staff related to RHS’s and RHF’s compliance with recordkeeping requirements, including requests regarding off-channel communications. We are cooperating with these investigations.

Robinhood Crypto Matters

RHC has received subpoenas from the California Attorney General’s Office seeking information about, among other things, RHC’s trading platform, business and operations, custody of customer assets, customer disclosures, and coin listings. RHC also has received investigative subpoenas from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations. RHC is cooperating with these investigations.
Account Takeovers, Anti-Money Laundering, and Cybersecurity Matters
FINRA Enforcement and the SEC Division of Enforcement are investigating account takeovers (i.e., circumstances under which an unauthorized actor successfully logs into a customer account), as well as anti-money laundering compliance and cybersecurity issues, including the November 2021 Data Security Incident. The SEC’s Division of Enforcement is also investigating issues related to compliance with the Electronic Funds Transfer Act. We are cooperating with these investigations.
Massachusetts Securities Division Matter
In December 2020, the MSD filed an administrative complaint against RHF, which stems from an investigation initiated by the MSD in July 2020. The complaint alleged three counts of Massachusetts securities law violations regarding alleged unethical and dishonest conduct or practices, failure to supervise, and failure to act in accordance with the Massachusetts fiduciary duty standard, which became effective on March 6, 2020 and had an effective enforcement date beginning September 1, 2020. Among other things, the MSD alleged that our product features and marketing strategies, outages, and options trading approval process constitute violations of Massachusetts securities laws. MSD subsequently filed an amended complaint that seeks, among other things, injunctive relief (a permanent cease and desist order), censure, restitution, disgorgement, appointment of an independent consultant, an administrative fine, and revocation of RHF’s license to operate in Massachusetts. If RHF were to lose its license to operate in Massachusetts, we would not be able to acquire any new customers in Massachusetts, and we expect that our current customers in Massachusetts would be unable to continue utilizing any of the services or products offered on our platform (other than closing their positions) and that we may be forced to transfer such customers’ accounts to other broker-dealers. Additionally, revocation of RHF’s

Massachusetts license could trigger similar disqualification or proceedings to restrict or condition RHF’s registration by other state regulators. A revocation of RHF’s license to operate in Massachusetts would result in RHF and RHS being subject to statutory disqualification by FINRA and the SEC, which would then result in RHF needing to obtain relief from FINRA subject to SEC review in order to remain a FINRA member and RHS possibly needing relief from FINRA or other SROs.
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. In August 2023, the Massachusetts Supreme Judicial Court reversed the decision of the Massachusetts Superior Court. In January 2024, we settled this matter with the MSD related to supervision of certain product features and marketing strategies, the March 2020 Outages, and our options trading approval process, as well as the November 2021 Data Security Incident, under which we paid a $7.5 million fine and agreed to engage an independent consultant to review, among other things, implementation of the FINRA independent’s recommendations, policies and procedures regarding certain application features, and cybersecurity measures. RHF has dismissed its state court action.
Text Message Litigation
In August 2021, Cooper Moore filed a putative class action against RHF alleging that RHF initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington state law. The complaint seeks unspecified total statutory and treble monetary damages, injunctive relief, and attorneys’ fees and costs. The case is currently pending in the U.S. District Court for the Western District of Washington. RHF filed a motion to dismiss the complaint. In February 2022, Moore and Andrew Gillette filed an amended complaint, which RHF again moved to dismiss. In August 2022, the court denied RHF’s motion to dismiss. The parties have reached a settlement in principle to resolve this matter and the court has granted preliminary approval.
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
A number of individual and putative class actions related to the Early 2021 Trading Restrictions were filed against RHM, RHF, and RHS, among others, in various federal and state courts. In April 2021, the Judicial Panel on Multidistrict Litigation entered an order centralizing the federal cases identified in a motion to transfer and coordinate or consolidate the actions filed in connection with the Early 2021 Trading Restrictions in the United States District Court for the Southern District of Florida (the “MDL”). The court subsequently divided plaintiffs’ claims against Robinhood into three tranches: federal antitrust claims, federal securities law claims, and state law claims. In July 2021, plaintiffs filed consolidated complaints seeking unspecified monetary damages in connection with the federal antitrust and state law tranches. The federal antitrust complaint asserted one violation of Section 1 of the Sherman Act; the state law complaint asserted negligence and breach of fiduciary duty claims. In August 2021, we moved to dismiss both of these complaints.
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
In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. The complaint seeks unspecified monetary damages, costs and expenses, and other relief. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss. In November 2023, the court denied Plaintiffs’ motion for class certification without prejudice.
RHM, RHF, RHS, and our Co-Founder and CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), DOJ, Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev's cell phone. There have been several inquiries based on specific customer complaints. We have also received requests from the SEC Division of Enforcement and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include requests related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations. FINRA Enforcement has also requested information about policies, procedures, and supervision related to employee trading generally.
In January 2023, approximately 4,700 jointly represented customers filed a statement of claim with FINRA to initiate arbitration of individual claims against RHF and RHS arising out of the Early 2021 Trading Restrictions. A motion to sever the arbitration was granted in July 2023 and any customer seeking to proceed with a claim is required to file a separate individual arbitration.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s initial public offering (“IPO”) offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks unspecified compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. In January 2024, the court granted Robinhood’s motion to dismiss the second amended complaint without leave to amend. In February 2024, plaintiffs filed a notice of appeal to the 9th Circuit.
In January 2022, Robert Zito filed a complaint derivatively on behalf of Robinhood against Robinhood’s directors at the time of its IPO in the U.S. District Court for the District of Delaware. Plaintiff alleges breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of Section 10(b) of the Exchange Act. Plaintiff’s claims are based on allegations of false or misleading statements in Robinhood’s IPO offering documents, and plaintiff seeks an award of unspecified damages and restitution to the Company, injunctive relief, and an award for attorney’s fees and costs. In March 2022, the district court entered a stay of this litigation pending resolution of Robinhood’s motion to dismiss in the Golubowski securities action discussed above.
In August 2022, a shareholder sent a letter to the RHM board of directors demanding, among other things, that the board of directors pursue causes of action on behalf of the Company related to allegations of misconduct in connection with the Early 2021 Trading Restrictions, Robinhood’s IPO offering documents, and the November 2021 Data Security Incident. The board of directors has formed a Demand Review Committee that is reviewing the demand.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Robinhood Credit, Inc., formerly known as X1, Inc., which we acquired on July 3, 2023, as discussed in Note 3 - Business Combinations, to our consolidated financial statements in this Annual Report. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. Total net revenues and total assets subject to Robinhood Credit, Inc.’s internal control over financial reporting represented less than one percent of both our consolidated total net revenues and total assets for the fiscal year ended and as of December 31, 2023.
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
(b) During the three months ended December 31, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report:

1.The following consolidated financial statements of Robinhood Markets Inc. and subsidiaries are filed as part of this Annual Report under Part II, Item 8:
•Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022 (our “Bylaws”)	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
4.3	Description of Robinhood Securities Registered Under Section 12 of the Exchange Act	10-K	2022-02-24	4.3
10.1(a)	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of its directors and executive officers (other than VC Fund Affiliated Directors)	S-1/A	2021-07-19	10.1
10.1(b)	Form of Indemnification Agreement (VC Fund-Affiliated Directors)	10-Q	2022-05-06	10.1
10.2	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of Jan Hammer and Scott Sandell	S-1/A	2021-07-19	10.2
10.3†	Underwriting Agreement, dated July 28, 2021, between Robinhood Markets, Inc., as the issuer, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	10-Q	2021-08-18	10.3
10.4†	Credit Agreement, dated as of April 16, 2021, by and among Robinhood Securities, LLC, the lenders thereto, JPMorgan Chase Bank N.A. as administrative agent, joint bookrunner and joint lead arranger, BMO Harris Bank N.A., as syndication agent, and BMO Capital Markets Corp. as joint bookrunner and joint lead arranger	S-1	2021-07-01	10.14
10.5+	Offer Letter between Robinhood Markets, Inc. and Jason Warnick, dated November 8, 2018	S-1	2021-07-01	10.6
10.6†+	Offer Letter between Robinhood Markets, Inc. and Daniel Gallagher, as amended and restated on December 15, 2020	S-1	2021-07-01	10.7
10.7†+	Offer Letter between Robinhood Markets, Inc. and Paula Loop, dated May 14, 2021	S-1	2021-07-01	10.8
10.8†+	Offer Letter between Robinhood Markets, Inc. and Jonathan Rubinstein, dated May 14, 2021	S-1	2021-07-01	10.9

10.9†+	Offer Letter between Robinhood Markets, Inc. and Robert Zoellick, dated May 14, 2021	S-1	2021-07-01	10.10
10.10	Exchange Agreement, dated July 26, 2021 between Robinhood Markets, Inc. Baiju Bhatt, Vladimir Tenev, and certain of his related entities	10-Q	2021-08-18	10.8
10.11	Form of Equity Exchange Right Agreement, entered into on July 26, 2021 between Robinhood Markets, Inc. and, separately, (a) Baiju Bhatt and (b) Vladimir Tenev	S-1/A	2021-07-19	10.13
10.12(a)	Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2021-08-18	10.10
10.12(b)	Joinder Agreement, dated December 13, 2021 by Bhatt Family LLC, becoming party to the Voting Agreement, dated July 26, 2021, among Robinhood Markets. Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2022-05-06	10.2
10.13(a)†+	Robinhood Markets, Inc. 2020 Equity Incentive Plan, as amended on June 18, 2020 and form grant notices and award agreements thereunder	S-1	2021-07-01	10.2
10.13(b)+	Second Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated March 10, 2021	S-1	2021-07-01	10.4
10.13(c)+	Third Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated May 26, 2021	S-1	2021-07-01	10.5
10.13(d)+	Form of 2021 Market-Based RSU Award, dated May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.17
10.13(e)+	Form of RSU Agreement for Non-Employee Directors (including the Notice of Grant) under the 2020 Plan	S-1	2021-07-01	10.18
10.14(a)†+	Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan and form grant notices and award agreements thereunder	S-1	2021-07-01	10.3
10.14(b)+	Form of Notice of Time-Based Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan for Vladimir Tenev and Baiju Bhatt	S-1	2021-07-01	10.15
10.14(c)+	Form of 2019 Market-Based RSU Award, as amended and restated on May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.16
10.15(a)+	Robinhood Markets, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”)	S-8	2021-07-29	99.1
10.15(b)+	Form of Restricted Stock Unit Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-Q	2021-08-18	10.16

10.15(c)+	Form of Fully Vested Stock Award Agreement for Non-Employee Directors (including the Notice of Grant) under the 2021 Plan	10-Q	2021-08-18	10.17
10.15(d)+	Form of Option Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-K	2022-02-24	10.15(d)
10.16(a)+	Robinhood Markets, Inc. 2021 Employee Share Purchase Plan (the “ESPP”)	S-8	2021-07-29	99.2
10.16(b)+	Forms of ESPP Subscription Agreement and Notice of Withdrawal	10-Q	2021-08-18	10.19
10.17+	Robinhood Markets, Inc. Change in Control and Severance Plan for Key Employees	S-1/A	2021-07-19	10.22
10.18(a)+	Offer Letter between Robinhood Markets, Inc. and Gretchen Howard, dated November 16, 2018	10-Q	2022-05-06	10.3
10.18(b)+	Letter Agreement, dated March 15, 2023, between Gretchen Howard and Robinhood Markets, Inc.	8-K	2023-03-15	10.1
10.19(a)+	Offer Letter between Robinhood Markets, Inc. and Aparna Chennapragada, dated February 18, 2021	10-Q	2022-05-06	10.4
10.19(b)+	Separation Agreement between Robinhood Markets, Inc. and Aparna Chennapragada, dated August 1, 2022	10-Q	2022-11-03	10.1
10.20(a)+	Offer Letter between Robinhood Markets, Inc. and Christina Smedley, dated July 4, 2020	10-Q	2022-05-06	10.5.1
10.20(b)+	Separation Agreement between Robinhood Markets., Inc. and Christina Smedley, dated August 21, 2021	10-Q	2022-05-06	10.5.2
10.21+	Form of Stock Option Agreement for Employees and Non-Employee Directors (including Notices of Grant) under the Robinhood Markets, Inc. 2021 Omnibus Incentive Plan	10-Q	2022-05-06	10.6
10.22	Amended and Restated Credit Agreement, dated as of April 11, 2022, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2022-04-14	10.1
10.23+	Form of Restricted Stock Unit Cancellation Agreement, dated February 3, 2023 between Robinhood Markets, Inc. and separately, (a) Vladimir Tenev and (b) Baiju Bhatt	8-K	2023-02-08	10.1
10.24	Second Amended and Restated Credit Agreement dated as of March 24, 2023, among Robinhood Securities LLC,as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2023-03-24	10.1
10.25	Share Purchase Agreement, dated as of August 30, 2023, by Robinhood Markets, Inc, as purchaser, and the United States Marshals Service, for and on behalf of the United States	8-K	2023-09-01	10.1
21.1	Subsidiaries of Robinhood Markets, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included in signature pages hereto)	X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
97.1	Robinhood Markets, Inc. Incentive-based Compensation Recovery Policy, Effective October 2, 2023	X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	iXBRL Taxonomy Extension Schema Document	X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (contained in Exhibit 101)	X
_______________
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on February 27, 2024.

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

	Signature	Title	Date
By:	/s/ Vladimir Tenev	Co-Founder, Chief Executive Officer and President and Director	February 27, 2024
Vladimir Tenev
By:	/s/ Jason Warnick	Chief Financial Officer	February 27, 2024
	Jason Warnick	(Principal Financial Officer and Principal Accounting Officer)
By:	/s/ Baiju Bhatt	Director	February 27, 2024
Baiju Bhatt
By:	/s/ Paula Loop	Director	February 27, 2024
Paula Loop
By:	/s/ Jonathan Rubinstein	Director	February 27, 2024
Jonathan Rubinstein
By:	/s/ Meyer Malka	Director	February 27, 2024
Meyer Malka
By:	/s/ Robert Zoellick	Director	February 27, 2024
Robert Zoellick
By:	/s/ Dara Treseder	Director	February 27, 2024
Dara Treseder
By:	/s/ Frances Frei	Director	February 27, 2024
Frances Frei