Form 10-Q
period 2024-03-31
Robinhood Markets, Inc.
filed 2024-05-08
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2024, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 754,859,894 and 123,976,064.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Robinhood Markets, Inc. (together with its subsidiaries, “we”, “us”, “RHM”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:
•our expectations regarding legal and regulatory proceedings and investigations;
•our intent to continue expanding our operations outside of the United States; and

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
•our reliance on third parties to perform some key functions and the risk that processing, operational or technological failures could impair the availability or stability of our platforms;
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
•the risk that our platforms and services could be exploited to facilitate illegal payments; and
•the risk that substantial future sales of Class A common stock in the public market, or the perception that they may occur, could cause the price of our stock to fall.
Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Quarterly Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Quarterly Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Quarterly Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Quarterly Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.
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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
(in millions, except share and per share data)	2023	2024
Assets
Current assets:
Cash and cash equivalents	$4,835	$4,717
Cash, cash equivalents, and securities segregated under federal and other regulations	4,448	4,521
Receivables from brokers, dealers, and clearing organizations	89	207
Receivables from users, net	3,495	4,303
Securities borrowed	1,602	2,107
Deposits with clearing organizations	338	585
Asset related to user cryptocurrencies safeguarding obligation	14,708	26,223
User-held fractional shares	1,592	1,975
Held-to-maturity investments	413	495
Prepaid expenses	63	64
Other current assets	207	348
Total current assets	31,790	45,545
Property, software, and equipment, net	120	122
Goodwill	175	175
Intangible assets, net	48	46
Non-current held-to-maturity investments	73	10
Other non-current assets, including non-current prepaid expenses of $3 as of December 31, 2023 and $4 as of March 31, 2024	126	190
Total assets	$32,332	$46,088
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$384	$351
Payables to users	5,097	6,074
Securities loaned	3,547	4,215
User cryptocurrencies safeguarding obligation	14,708	26,223
Fractional shares repurchase obligation	1,592	1,975
Other current liabilities	217	275
Total current liabilities	25,545	39,113
Other non-current liabilities	91	90
Total liabilities	25,636	39,203
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and March 31, 2024.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 745,401,862 shares issued and outstanding as of December 31, 2023; 21,000,000,000 shares authorized, 753,880,032 shares issued and outstanding as of March 31, 2024.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 126,760,802 shares issued and outstanding as of December 31, 2023; 700,000,000 shares authorized, 124,480,224 shares issued and outstanding as of March 31, 2024.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and March 31, 2024.	—	—
Additional paid-in capital	12,145	12,176
Accumulated other comprehensive loss	(3)	(2)
Accumulated deficit	(5,446)	(5,289)
Total stockholders’ equity	6,696	6,885
Total liabilities and stockholders’ equity	$32,332	$46,088
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2023	2024
Revenues:
Transaction-based revenues	$207	$329
Net interest revenues	208	254
Other revenues	26	35
Total net revenues	441	618

Operating expenses:
Brokerage and transaction	36	35
Technology and development	199	196
Operations	42	44
Marketing	26	67
General and administrative	647	118
Total operating expenses	950	460

Other (income) expense, net	—	(4)
Income (loss) before income taxes	(509)	162
Provision for income taxes	2	5
Net income (loss)	$(511)	$157
Net income (loss) attributable to common stockholders:
Basic	$(511)	$157
Diluted	$(511)	$157
Net income (loss) per share attributable to common stockholders:
Basic	$(0.57)	$0.18
Diluted	$(0.57)	$0.18
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	896,924,695	875,319,407
Diluted	896,924,695	895,779,155
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2024
Net income (loss)	$(511)	$157
Other comprehensive income (loss), net of tax:
Reclassification adjustment for net gains included in net income	—	1
Total other comprehensive income (loss), net of tax	—	1
Total comprehensive income (loss)	$(511)	$158
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2024
Operating activities:
Net income (loss)	$(511)	$157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20	17
Provision for credit losses	9	16
Share-based compensation	598	62
Other	5	—
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	—	(692)
Receivables from brokers, dealers, and clearing organizations	(36)	(118)
Receivables from users, net	57	(796)
Securities borrowed	(327)	(505)
Deposits with clearing organizations	(61)	(247)
Current and non-current prepaid expenses	2	—
Other current and non-current assets	(8)	(157)
Accounts payable and accrued expenses	18	(46)
Payables to users	285	977
Securities loaned	775	668
Other current and non-current liabilities	2	41
Net cash provided by (used in) operating activities	828	(623)
Investing activities:
Purchases of property, software, and equipment	—	(2)
Capitalization of internally developed software	(5)	(7)
Proceeds from sales and maturities of available-for-sale investments	9	—
Purchases of held-to-maturity investments	(487)	(171)
Proceeds from maturities of held-to-maturity investments	2	154
Purchases of credit card receivables	—	(29)
Collections of purchased credit card receivables	—	11
Asset acquisition, net of cash acquired	—	(3)
Net cash used in investing activities	(481)	(47)
Financing activities:
Taxes paid related to net share settlement of equity awards	(2)	(40)
Payments of debt issuance costs	(10)	(14)
Borrowings on Credit Card Funding Trust	—	17
Change in principal collected from customers due to Coastal Bank	—	3
Proceeds from exercise of stock options, net of repurchases	1	4
Net cash used in financing activities	(11)	(30)
Net increase (decrease) in cash, cash equivalents, segregated cash, and restricted cash	336	(700)
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	9,357	9,346
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$9,693	$8,646
Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$5,459	$4,717
Segregated cash and cash equivalents, end of the period	4,213	3,829
Restricted cash in other current assets, end of the period	1	83
Restricted cash in other non-current assets, end of the period	20	17
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$9,693	$8,646
Supplemental disclosures:
Cash paid for interest	$3	$7
Cash paid for income taxes, net of refund received	$—	$2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(511)	(511)
Shares issued in connection with stock option exercise, net of repurchases	502,862	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	6,987,089	—	(2)	—	—	(2)
Share-based compensation	—	—	602	—	—	602
Balance as of March 31, 2023	900,241,522	$—	$12,462	$—	$(5,416)	$7,046

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	157	157
Shares issued in connection with stock option exercise, net of repurchases	1,265,016	—	4	—	—	4
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	4,932,576	—	(40)	—	—	(40)
Change in other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	—	67	—	—	67
Balance as of March 31, 2024	878,360,256	$—	$12,176	$(2)	$(5,289)	$6,885
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Robinhood was incorporated in the State of Delaware on November 22, 2013. Our most significant, wholly-owned subsidiaries are:
•Robinhood Financial LLC (“RHF”), a registered introducing broker-dealer;
•Robinhood Securities, LLC (“RHS”), a registered clearing broker-dealer;
•Robinhood Crypto, LLC (“RHC”), which provides users the ability to buy, sell, and transfer cryptocurrencies and is responsible for the custody of user cryptocurrencies held by users on our RHC platform;
•Robinhood Credit, Inc. (“Robinhood Credit”), which offers credit cards with certain rewards offerings; and
•Robinhood Money, LLC, which offers a spending card and a spending account that help customers invest, save, and earn rewards.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platforms by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on our unaudited condensed consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platforms (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans), however, following our adoption of SEC Staff Accounting Bulletin 121 (“SAB 121”), we recognize a liability to reflect our safeguarding obligation along with a corresponding asset on our balance sheet related to the cryptocurrencies we hold in custody for users.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion, include all adjustments, including normal recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2024 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
There have been no material changes in our significant accounting policies as described in our audited consolidated financial statements included in our 2023 Form 10-K, other than as disclosed below. The unaudited condensed consolidated financial statements include the accounts of RHM and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements taken as a whole and had no impact on previously reported total assets, total liabilities and net income (loss).
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, share-based compensation (“SBC”), the determination of allowances for credit losses, valuation of user cryptocurrencies safeguarding obligation and corresponding asset, investment valuation, capitalization of internally developed software, useful lives of property, software, and equipment, valuation and useful lives of intangible assets, incremental borrowing rate used to calculate operating lease right-of-use assets and related liabilities, impairment of long-lived assets, determination of hedge effectiveness, uncertain tax positions, income taxes, accrued and contingent liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended March 31,
	2023	2024
Market maker:
Citadel Securities, LLC	13%	12%
Wintermute Trading Ltd	—%	10%
All others individually less than 10%	32%	30%
Total as percentage of total revenue:	45%	52%

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
Asset Acquisitions
Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. We allocate the cost of the acquisition, including direct and incremental transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition.
On January 3, 2024, we acquired all outstanding stock of MNA Holdco LLC and its subsidiary Marex North America LLC (“MNA”) and licenses held by MNA for approximately $3 million (net of cash acquired in the amount of $125 million), which was determined to be an asset acquisition. The license acquired was recognized as an indefinite-lived intangible asset.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the three months ended March 31, 2024 that materially impacted our unaudited condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This amendment will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this guidance will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impacts of the amendment on our consolidated financial statements.
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
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which requires registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The disclosure requirements of the Final Rules will begin phasing in for annual periods beginning in fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules. We are currently evaluating the impact of the Final Rules.
NOTE 3: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(in millions)	2023	2024
Transaction-based revenues:
Options	$133	$154
Cryptocurrencies	38	126
Equities	27	39
Other	9	10
Total transaction-based revenues	207	329

Net interest revenues:
Margin interest	53	72
Interest on corporate cash and investments	68	70
Interest on segregated cash, securities, and deposits	45	58
Cash Sweep	22	39
Securities lending, net	26	15
Credit card, net	—	6
Interest expenses related to credit facilities	(6)	(6)
Total net interest revenues	208	254

Other revenues	26	35

Total net revenues	$441	$618
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

	Three Months Ended March 31,
(in millions)	2023	2024
Interest revenue	$10	$13
Interest expense	(2)	(2)
Fully-Paid Securities Lending, net	$8	$11

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
The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2024	$87	4
End of the period, March 31, 2024	166	5
Changes during the period	$79	$1
The difference between the opening and ending balances of our contract receivables was primarily driven by increases in trading volumes for cryptocurrencies, equities, and options for the three months ended March 31, 2024 and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liabilities balance in the three months ended March 31, 2024.
NOTE 4: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
Brokerage related allowance for credit losses primarily relate to unsecured balances of receivables from users due to Fraudulent Deposit Transactions, losses on margin lending, and reserves on proxy revenue receivables. Fraudulent Deposit Transactions occur when users initiate deposits into their accounts, make trades on our platforms using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount. The following table summarizes the brokerage related allowance for credit losses as a reduction of receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended March 31,
(in millions)	2023	2024
Beginning balance	$18	$15
Provision for credit losses	9	6
Write-offs	(7)	(2)
Ending balance	$20	$19
Allowance for Credit Losses - Credit Card Related
Credit card related allowance for credit losses represents management’s estimate of expected credit losses from credit exposure over the remaining expected life of credit card receivables. The credit card receivables allowance takes into account information from internal and external sources, including historical collection data, charge off trends by FICO cohort, and market data. We write-off balances when the balance becomes outstanding for over 180 days or when we otherwise deem the balance to be uncollectible.
The following table summarizes the allowance related to interest receivables from customers that carry a balance and purchased credit card receivables, shown as a reduction of receivables from users, net on the unaudited condensed consolidated balance sheet:

Three Months Ended March 31,
(in millions)	2024
Beginning balance	$1
Provision for credit losses	2
Write-offs	(1)
Ending balance	$2
The following table summarizes the allowance related to off-balance sheet credit card receivables, shown as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet:

Three Months Ended March 31,
(in millions)	2024
Beginning balance	$32
Provision for credit losses	8
Payments to Coastal Bank	(9)
Recoveries	1
Ending balance	$32

NOTE 5: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2023 and March 31, 2024, we had $500 million of available-for-sale time deposits classified as cash equivalents on the unaudited condensed consolidated balance sheets. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

Held-to-maturity
The following tables summarize our held-to-maturity investments:

	December 31, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$205	$—	$—	$(1)	$204
U.S. Treasury securities	202	—	—	—	202
U.S. government agency securities	42	—	—	—	42
Certificates of deposit	34	—	—	—	34
Commercial paper	3	—	—	—	3
Total held-to-maturity investments	$486	$—	$—	$(1)	$485

	March 31, 2024
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$338	$—	$—	$—	$338
Corporate debt securities	158	—	—	(1)	157
U.S. government agency securities	9	—	—	—	9
Total held-to-maturity investments	$505	$—	$—	$(1)	$504
There were no sales of held-to-maturity investments during the three months ended March 31, 2024.

The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity; the maximum maturity is two years:

	December 31, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$153	$52	$205
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$413	$73	$486

Fair value
Debt securities:
Corporate debt securities	$152	$52	$204
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$412	$73	$485

	March 31, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$330	$8	$338
Corporate debt securities	158	—	158
U.S. government agency securities	7	2	9
Total held-to-maturity investments	$495	$10	$505

Fair value
Debt securities:
U.S. Treasury securities	$330	$8	$338
Corporate debt securities	157	—	157
U.S. government agency securities	7	2	9
Total held-to-maturity investments	$494	$10	$504

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$500	$—	$500
Money market funds	146	—	—	146
Deposits with clearing organizations:
U.S. Treasury securities	50	—	—	50
Other current assets:
Stablecoin	20	—	—	20
Equity securities - securities owned	10	—	—	10
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	14,708	—	14,708
User-held fractional shares	1,592	—	—	1,592
Total financial assets	$1,820	$15,208	$—	$17,028

Liabilities
Accounts payable and accrued expenses:
User cryptocurrencies safeguarding obligation	$—	$14,708	$—	$14,708
Fractional shares repurchase obligations	1,592	—	—	1,592
Total financial liabilities	$1,592	$14,708	$—	$16,300

	March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$500	$—	$500
Money market funds	99	—	—	99
U.S. Treasury securities	13	—	—	13
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	792	—	—	792
Deposits with clearing organizations:
U.S. Treasury securities(1)	150	—	—	150
Other current assets:
Stablecoin	101	—	—	101
Equity securities - securities owned	11	—	—	11
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	26,223	—	26,223
User-held fractional shares	1,975	—	—	1,975
Total financial assets	$3,143	$26,723	$—	$29,866

Liabilities
User cryptocurrencies safeguarding obligation	$—	$26,223	$—	$26,223
Fractional shares repurchase obligations	1,975	—	—	1,975
Total financial liabilities	$1,975	$26,223	$—	$28,198
____________________________
(1) As of March 31, 2024, $150 million of our U.S. Treasury securities were pledged to a clearing organization to meet margin requirements for our security lending program.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$204	$—	$204
U.S. Treasury securities	202	—	—	202
U.S. government agency securities	—	42	—	42
Certificates of deposit	—	34	—	34
Commercial paper	—	3	—	3
Total held-to-maturity investments	$202	$283	$—	$485

	March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$338	$—	$—	$338
Corporate debt securities	—	157	—	157
U.S. government agency securities	—	9	—	9
Total held-to-maturity investments	$338	$166	$—	$504
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
During the three months ended March 31, 2024, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

	December 31,	March 31,
(in millions)	2023	2024
Bitcoin (BTC)	$6,149	$10,309
Dogecoin (DOGE)	3,319	7,365
Ethereum (ETH)	3,761	5,629
Other	1,479	2,920
Total user cryptocurrencies safeguarding obligation and corresponding asset	$14,708	$26,223
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2023 and March 31, 2024.
NOTE 6: DERIVATIVES AND HEDGING ACTIVITIES
In 2023, we entered into two interest rate floors that were designated as cash flow hedges of interest rate risk associated with our margin receivables. One interest rate floor with a notional amount of $2 billion was effective as of June 30, 2023. Another with a notional amount of $1 billion was effective as of January 1, 2024. Both interest rate floors have a maturity of six months. As of March 31, 2024 and December 31, 2023, the fair value of hedging instruments were immaterial and included in other current assets in our consolidated balance sheets.

Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate floors will be reclassified to net interest revenues as interest payments are received or paid on the hedged items. During the next 12 months, we expect to reclassify $2 million of losses from AOCI as a reduction to net interest revenues. As of March 31, 2024, we hedged our exposure to the variability in future cash flows for forecasted transactions over a maximum period of one year.

The following table summarizes the amount of gain or loss recognized in AOCI on our unaudited condensed consolidated financial statements:

Three Months Ended March 31,
(in millions)	2024
Derivatives designated as hedging instruments:
Loss reclassified from AOCI into net interest revenues included in effectiveness assessment	$1

The following table summarizes the components of AOCI related to hedging activities on our unaudited condensed consolidated financial statements:

Three Months Ended March 31,
(in millions)	2024
Beginning balance	$(3)
Other comprehensive loss before reclassifications, net of tax	—
Reclassification adjustment for net gains included in net interest revenues, net of tax	1
Other comprehensive loss after reclassifications, net of tax	$1
Ending balance	$(2)

NOTE 7: INCOME TAXES

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024
Income (loss) before income taxes	$(509)	$162
Provision for income taxes	2	5
Effective tax rate	(0.5)%	3.0%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three months ended March 31, 2023 and March 31, 2024, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended March 31, 2024, we believe it is more likely than not that the tax benefits of the remaining U.S. federal, state and certain foreign net deferred tax assets may not be realized.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

NOTE 8: SECURITIES BORROWING AND LENDING
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross on our unaudited condensed consolidated balance sheets.
When we borrow securities from fully-paid securities from users or third parties, we provide cash collateral to our users and third parties, which represents our rights to the collateral provided to our users and is recorded as “securities borrowed”, an asset, on our unaudited condensed consolidated balance sheets. When we lend securities to third parties, we receive cash as collateral, which represents our obligation to return the collateral and is recorded as “securities loaned”, a liability, on our unaudited condensed consolidated balance sheets.
The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2023 and March 31, 2024:

	December 31,	March 31,
(in millions)	2023	2024
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$1,602	$2,107
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	1,602	2,107
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	1,602	2,107
Fair value of securities borrowed from users and third parties	(1,536)	(2,060)
Net amount	$66	$47

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$3,547	$4,215
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	3,547	4,215
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	3,547	4,215
Fair value of securities pledged to counterparties	(3,188)	(3,834)
Net amount	$359	$381
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2023 and March 31, 2024, we were permitted to re-pledge securities with a fair value of $4.78 billion and $5.74 billion under margin account agreements with users, and securities with a fair value of an immaterial balance and $6 million that we borrowed under the master securities loan agreements (“MSLAs”) with third parties. Under the Fully-Paid Securities Lending program, as of March 31, 2024, we were permitted to re-pledge securities with a fair value of $19.22 billion including securities with a fair value of $2.05 billion that we had borrowed from users.

As of December 31, 2023 and March 31, 2024, we had re-pledged securities with a fair value of $3.19 billion and $3.83 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2023 and March 31, 2024, we had re-pledged $676 million and $683 million of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 9: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2024 Credit Agreement
On March 22, 2024, RHM entered into a second amended and restated credit agreement with a syndicate of banks (the “RHM March 2024 Credit Agreement”) amending and restating the unsecured revolving line of credit entered into in October 2019 and as thereafter amended (refer to Note 13 - Financing Activities and Off-Balance Sheet Risk, of the 2023 Form 10-K for more information). The RHM March 2024 Credit Agreement has an initial commitment of $750 million with a maturity date of March 22, 2027. Under circumstances described in the RHM March 2024 Credit Agreement, the aggregate commitments may be increased by up to $187.5 million, for a total commitment of up to $937.5 million. Borrowings under the RHM March 2024 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term SOFR (“Secured Overnight Financing Rate”) plus an applicable margin. For purposes of the RHM Credit Agreement, the Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2024 Credit Agreement.
RHS March 2024 Credit Agreement
On March 22, 2024, RHS, our wholly-owned subsidiary, entered into the Third Amended and Restated Credit Agreement (the “RHS March 2024 Credit Agreement”) among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the $2.175 billion 364-day senior secured revolving credit facility entered into in March 2023 (refer to Note 13 - Financing Activities and Off-Balance Sheet Risk, of the 2023 Form 10-K for more information).
The RHS March 2024 Credit Agreement provides for a 364-day senior secured revolving credit facility with a total commitment of $2.25 billion. Under circumstances described in the RHS March 2024 Credit Agreement, the aggregate commitments may be increased by up to $1.125 billion, for a total commitment of $3.375 billion. Borrowings under the credit facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof. Tranche A loans are secured by users’ securities purchased on margin and are used primarily to finance margin loans. Tranche B loans are secured by the right to the return from National Securities Clearing Corporation (“NSCC”) of NSCC margin deposits and cash and property in a designated collateral account and used for the purpose of satisfying NSCC deposit requirements. Tranche C loans are secured by the right to the return of eligible funds from any reserve account of the borrower and cash and property in a designated collateral account and used for the purpose of satisfying reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Borrowings under the RHS March 2024 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple SOFR plus 0.10% (as defined in the RHS March 2024 Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the RHS March 2024 Credit Agreement)

and (iii) the Overnight Bank Funding Rate (as defined in the RHS March 2024 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.50%.
The RHS March 2024 Credit Agreement requires RHS to maintain a minimum consolidated tangible net worth and a minimum excess net capital, and subjects RHS to a specified limit on minimum net capital to aggregate debit items. In addition, the RHS March 2024 Credit Agreement contains certain customary affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. Amounts due under the RHS March 2024 Credit Agreement may be accelerated upon an “event of default,” as defined in the RHS March 2024 Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods.
As of December 31, 2023 and March 31, 2024, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.
Credit Card Funding Trust
Under terms of the Coastal Community Bank (“Coastal Bank”) Program Agreement (discussed below), Robinhood Credit has the ability to purchase credit card receivables originated and held for a period of time by Coastal Bank. Robinhood Credit continues to earn interest from customers and uses these purchased credit card receivables as collateral under a trust structure to access debt financing in the ordinary course of business. To help facilitate these transactions, we created a VIE known as the Credit Card Funding Trust (the “Trust”).
We are the primary beneficiary of the Trust as, through our role as the servicer and administrator, we have the power to direct the activities that most significantly affect the Trust's economic performance and, due to owning all the equity interest in the Trust, have the right to receive benefits or the obligation to absorb losses. As such, we consolidate the Trust in the condensed consolidated financial statements. Substantially all of the Trust’s assets and liabilities are the purchased credit card receivables, included in receivables from users, net, and the outstanding borrowing, included in other current liabilities, on the unaudited condensed consolidated balance sheets.
Our exposure to losses in the Trust is limited to the carrying value of net assets held by the Trust, including expected credit losses related to the purchased credit card receivables (Refer to Note 4 - Allowance for Credit Losses). For the Trust, the creditors have no recourse to our general credit and the liabilities of the Trust can only be settled by the Trust’s assets. Additionally, the assets of the Trust can only be used to settle obligations of the Trust.
The credit card receivables of the Trust have risks and characteristics similar to other off-balance sheet credit card receivables owned by Coastal Bank and were underwritten to the same standard. Accordingly, the performance of these assets is expected to be similar to other comparable credit card receivables.
As of March 31, 2024, the Trust had one arrangement in place to borrow up to $100 million. Borrowings under this arrangement bear interest at an annual rate of SOFR plus 3%. During the quarter ended March 31, 2024, we purchased $31 million of credit card receivables and the outstanding balance of borrowing principal and interest was $17 million. As of March 31, 2024, the carrying value of purchased credit card receivables, net of provision for credit losses, was $19 million. There were no purchases of credit card receivables or borrowings under this arrangement prior to the quarter ended March 31, 2024.

For the quarter ended March 31, 2024, the related interest revenue and interest expense of the Trust were immaterial.
Off-Balance Sheet Risk
Coastal Bank Program Agreement
Under a program agreement between us and Coastal Bank (the “Program Agreement”) most recently amended in November 2023, Coastal Bank may fund up to $300 million of credit card receivables. Robinhood Credit pays Coastal Bank interest based on the average balance of advances during the month at the federal funds rate plus a margin of 3.75% on the first $150 million and 3.00% on such amounts in excess of $150 million.

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of March 31, 2024, the off-balance sheet credit card receivables funded under the Program Agreement was $177 million.

Transaction Settlement

In the normal course of business, we engage in activities involving settlement and financing of securities transactions. User securities transactions are recorded on a settlement date basis, which is currently generally two business days after the trade date for equities and one business day after the trade date for options. Effective May 2024, settlement date will be one business day after the trade date for both equities and options. These activities may expose us to off-balance sheet risk in the event that the other party to the transaction is unable to fulfill its contractual obligations. In such events, we may be required to purchase financial instruments at prevailing market prices in order to fulfill our obligations.
NOTE 10: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of March 31, 2024, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of March 31, 2024, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of March 31, 2024, the warrants had not been exercised and were included as a component of additional paid-in capital on the unaudited condensed consolidated balance sheets.

Equity Incentive Plans
2021 Omnibus Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Plan”) became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including incentive stock options, non statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance units, and other equity-based awards) and cash-based awards.
As of March 31, 2024, an aggregate of 448 million shares had been authorized for issuance under our Amended and Restated 2013 Stock Plan, as amended, 2020 Equity Incentive Plan, as amended, and 2021 Plan, of which 137 million shares had been issued under the plans, 72 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 239 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the three months ended March 31, 2024, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	34,551,998	$14.99
Granted	14,420,757	16.97
Vested	(7,358,077)	14.95
Forfeited	(1,899,675)	15.15
Unvested at March 31, 2024	39,715,003	$15.71
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares (the “2021 Founders Award Cancellation”). We recognized $485 million SBC expense related to the cancellation during the three months ended March 31, 2023, which was included in the general and administrative expense on our unaudited condensed statement of operations. No further expense associated with these awards was recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
The following table summarizes the activity related to our Market-Based RSUs for the three months ended March 31, 2024:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	345,796	22,130,926	22,476,722	$25.67
Granted	—	—	—
Vested	(115,264)	—	(115,264)	2.34
Forfeited	(115,264)	(5,993,795)	(6,109,059)	25.59
Unvested at March 31, 2024	115,268	16,137,131	16,252,399	$25.87
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2023	2024
Brokerage and transaction	$2	$2
Technology and development	54	44
Operations	2	2
Marketing	1	2
General and administrative	539	12
Total(1)	$598	$62
________________
(1)For the three months ended March 31, 2023, SBC expense primarily consisted of $67 million related to Time-Based RSUs and $528 million related to Market-Based RSUs. For the three months ended March 31, 2024, SBC expense primarily consisted of $68 million related to Time-Based RSUs and a negative $9 million related to Market-Based RSUs, as portion of the Market-Based RSUs became fully vested in prior periods and was net of an $11 million reversal of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer.

We capitalized SBC expense related to internally developed software of $4 million and $5 million during the three months ended March 31, 2023 and 2024.
As of March 31, 2024, there was $502 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 0.95 years.

NOTE 11: NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income (loss) per share:

(in millions, except share and per share data)	Three Months Ended March 31,
	2023		2024
	Class A	Class B	Class A	Class B
Basic earnings per share (“EPS”):
Numerator
Net income (loss)	$(438)	$(73)	$134	$23
Net income (loss) attributable to common stockholders	$(438)	$(73)	$134	$23
Denominator
Weighted-average common shares outstanding - basic	769,223,564	127,701,131	749,497,411	125,821,996
Basic EPS	$(0.57)	$(0.57)	$0.18	$0.18

Diluted EPS:
Numerator
Net income (loss)	$(438)	$(73)	$134	$23
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	23	—
Reallocation of net income to Class B common stock				—
Net income (loss) for diluted EPS	$(438)	$(73)	$157	$23
Denominator
Weighted-average common shares outstanding - basic	769,223,564	127,701,131	749,497,411	125,821,996
Dilutive effect of stock options and unvested shares	—	—	20,459,748	—
Conversion of Class B to Class A common stock	—	—	125,821,996	—
Weighted-average common shares outstanding - diluted	769,223,564	127,701,131	895,779,155	125,821,996
Net income (loss) per share attributable to common stockholders:
Basic	$(0.57)	$(0.57)	$0.18	$0.18
Diluted	$(0.57)	$(0.57)	$0.18	$0.18
The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Three Months Ended March 31,
	2023	2024
Time-Based RSUs	63,632,646	4,595,054
Market-Based RSUs	22,822,518	6,045,473
Stock options	14,540,171	2,602,524
Warrants	14,278,034	14,278,034
Employee Stock Purchase Plan ("ESPP")	1,070,783	—
Total anti-dilutive securities	116,344,152	27,521,085

NOTE 12: LEASES
Our operating leases are comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	March 31,
(in millions)	Classification	2023	2024
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$68	$70

Lease liabilities:
Current operating lease liabilities	Other current liabilities	20	21
Non-current operating lease liabilities	Other non-current liabilities	89	89
Total lease liabilities		$109	$110
Cash flows related to leases were as follows:

	Three Months Ended March 31,
(in millions)	2023	2024
Operating cash flows:
Payments for operating lease liabilities	$7	$7
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$—	$6
NOTE 13: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $190 million as of December 31, 2023 and $184 million as of March 31, 2024. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry, and many other industries in which we operate, are highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increase in litigation and regulatory investigations involving the brokerage and cryptocurrency industries. Litigation has included and may in the future include class action suits that generally seek substantial and, in some cases, punitive damages. Federal and state regulators, exchanges, or other SROs investigate issues related to regulatory compliance that may result in enforcement action. We are also subject to periodic regulatory audits and inspections that have in the past and could in the future lead to enforcement investigations or actions.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of March 31, 2024 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023. In March 2024, Plaintiffs filed a motion for class certification, which Robinhood is opposing.
State Regulatory Matters
Certain state regulatory authorities have conducted investigations regarding RHF’s options trading and related customer communications and displays, options and margin trading approval process, the service outages on our U.S. stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”), and customer support prior to June 2020. RHF has reached and paid settlements with 46 states for an aggregate of $9.2 million and may reach settlements with the remaining states as part of a multi-state settlement related to these issues for approximately $1 million. The Financial Industry Regulatory Authority (“FINRA”) previously conducted an investigation and reached a settlement with RHF regarding many of these issues.
The New York Attorney General is conducting an investigation into brokerage execution quality. We are cooperating with this investigation.

Brokerage Enforcement Matters
FINRA Enforcement staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility, the Over-the-Counter Reporting Facility, the Order Audit Trail System, and the Consolidated Audit Trail; RHS’s reporting of accounts holding significant options positions to the Large Option Position Report system; processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer System (“ACATS”); responses to Electronic Blue Sheets requests from FINRA; the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmo Health, Inc, in December 2022 (the “Q4 2022 Processing Error”); RHF’s and RHS’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; collaring the prices of certain trade orders; RHS’s and RHF’s compliance with best execution obligations; RHS’s compliance with FINRA Rules 6190, 5260, and 6121; RHS’s and RHF’s compliance with regulations governing the delivery of required documents; matters related to RHS’s and RHF’s supervision of technology; and origin code reporting. We are cooperating with these investigations.

RHS has received requests from the SEC Division of Enforcement regarding its compliance with Regulation SHO’s trade reporting and other requirements in connection with securities lending, fractional share trading, the Q4 2022 Processing Error, and responses to Electronic Blue Sheets requests, and previously received similar requests from FINRA examinations staff including with respect to short interest reporting. RHS and RHF have also received requests from the SEC Division of Enforcement and FINRA Enforcement staff related to RHS’s and RHF’s compliance with recordkeeping requirements, including requests regarding off-channel communications. We are cooperating with these investigations.

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

On May 4, 2024, RHC received a “Wells Notice” (the “May 2024 Wells Notice”) from the Staff of the SEC (the “SEC Staff”) stating that the SEC Staff has advised RHC that it made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. The potential action may involve a civil injunctive action, public administrative proceeding, and/or a a cease-and-desist proceeding and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and censure, revocation, and limitations on activities.

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
Early 2021 Trading Restrictions Matters
Beginning on January 28, 2021, due to increased deposit requirements imposed on RHS by the NSCC in response to unprecedented market volatility, particularly in certain securities, RHS temporarily restricted or limited its customers’ purchase of certain securities, including GameStop Corp. and AMC Entertainment Holdings, Inc., on our U.S. trading platform (the “Early 2021 Trading Restrictions”).
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
In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. The complaint seeks unspecified monetary damages, costs and expenses, and other relief. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss. In November 2023, the court denied Plaintiffs’ motion for class certification without prejudice. In April 2024, the court denied Plaintiffs’ motion for leave to file a renewed motion for class certification. In May 2024, Plaintiffs filed a motion for reconsideration of the court’s denial of class certification, which Robinhood is opposing.
RHM, RHF, RHS, and our Co-Founder and Chief Executive Officer (“CEO”), Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice ("DOJ”), Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev's cell phone. There have been several inquiries based on specific customer complaints. We have also received requests from the SEC Division of Enforcement and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include requests related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations. FINRA Enforcement has also requested information about policies, procedures, and supervision related to employee trading generally.
IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s initial public offering (“IPO”) offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks unspecified compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. In January 2024, the court granted Robinhood’s motion to dismiss the second amended complaint without leave to amend. In February 2024, plaintiffs filed a notice of appeal to the 9th Circuit and the appeal is currently pending.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three months ended March 31, 2023 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
We refer to our “users” and our “customers” interchangeably throughout this Quarterly Report to refer to individuals who hold accounts on our platforms.
Key Performance Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
We periodically review and revise our key performance metrics to reflect changes in our business. Previously, we considered our Monthly Active Users (“MAU”) a key performance metric as it was an input measure used by our management and board of directors to understand and evaluate our business. As our business has evolved, we have shifted our focus to deepening our relationships with customers and increasing wallet share by increasing Gold Subscribers and Net Deposits and plan to keep investing in our existing products and features, such as Robinhood Gold, Robinhood Retirement, and deposit matches, while also launching new products like credit cards. Due to this strategic shift, MAU is no longer an input used by our management or board of directors to understand and evaluate our business. Effective for the first quarter of 2024, while we will continue to report MAUs in our earnings materials for informational purposes only, we no longer report MAU in our Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K as we no longer consider it to be a key performance metric for our Company. Additionally, starting this quarter, we have added Gold Subscribers as a key performance metric, as management and our board of directors believes that this metric is an important measure of our progress towards increasing wallet share as increasing Gold Subscribers is part of our focus in doing so.

•Funded Customers: We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account. We define an Investment Account as a funded individual brokerage account or a funded individual retirement account (“IRA”). As of March 31, 2024, a Funded Customer can have up to three Investment Accounts - individual brokerage account, traditional IRA, and Roth IRA.
•Assets Under Custody (“AUC”): We define AUC as the sum of the fair value of all equities, options, cryptocurrency and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in AUC in any given period.
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers from, as well as dividends and interest received by customers, net of reversals, customer cash withdrawals, margin interest, Gold subscription fees, and other assets transferred out of our platforms (assets transferred in or out include debit card transactions, Automated Customer Account Transfer Service transfers, and custodial crypto wallet transfers) for a stated period. Prior to January 2024, Net Deposits did not include inflows from dividends and interest or outflows from Robinhood Gold subscription fees and margin interest, although we have not restated amounts in prior periods as the impact to those figures was immaterial.
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
•Average Revenue Per User (“ARPU”): We define ARPU as total revenue for a given period divided by the average number of Funded Customers on the last day of that period and the last day of the immediately preceding period. Figures in this Quarterly Report represent ARPU annualized for each three-month period presented.
•Gold Subscribers: We define a Gold Subscriber as a unique person who has at least one account with a Robinhood entity and who, as of the end of the relevant period (a) is subscribed to Robinhood Gold and (b) has made at least one Robinhood Gold subscription fee payment.
Glossary Terms
•Automated Customer Account Transfer Service (“ACATS”): A system that automates and standardizes procedures for the transfer of assets in a customer account from one brokerage firm and/or bank to another.
•Cash Sweep: We define Cash Sweep as the period-end aggregate balances in our brokerage sweep program (i.e., the period-end total amount of participating users’ uninvested brokerage cash that has been automatically “swept” or moved from their brokerage accounts into deposits for their benefit at a network of program banks). This is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the banks less the interest rate given to users as stated in our program terms.
•Churned Customers: A Funded Customer is considered “Churned” if it was ever a New Funded Customer whose account balance (measured as the fair value of assets in the account less any amount due from the user and excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) drops to or below zero and has not completed a transaction using any account with a Robinhood entity for at least 45 consecutive calendar days. Negative balances typically result from fraudulent deposit transactions (which occur when users initiate deposits into their accounts, make trades on our platforms using a short-term extension of credit from us, and then repatriate or reverse the deposits, resulting in a loss to us of the credited amount) and unauthorized debit card use, and less often, from margin loans.
•Margin Book: We define Margin Book as our period-end aggregate outstanding margin loan balances receivable (i.e., the period-end total amount we are owed by customers on loans made for the purchase of securities, supported by a pledge of assets in their margin-enabled brokerage accounts).
•New Funded Customers: We define a New Funded Customer as a unique person who became a Funded Customer for the first time during the relevant period.
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
•Resurrected Customers: A Funded Customer is considered “Resurrected” in a stated period if it was a Churned Customer as of the end of the immediately preceding period and its balance (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) rises above zero or it completes a transaction using its account.

Overview
Robinhood was founded on the belief that everyone should be welcome to participate in our financial system. We are creating modern financial services platforms for everyone, regardless of their wealth, income, or background.
Our mission is to democratize finance for all. We use technology to provide access to the financial system in a way that is simple and convenient for our customers. We believe investing should be familiar and welcoming, with a simple design and an intuitive interface, so that customers are empowered to achieve their goals. We started with a revolutionary, bold brand and design in the Robinhood app which makes investing approachable for millions. We pioneered commission-free stock trading with no account minimums, which has since been adopted by the rest of the industry, and we continue to build relationships with our customers by introducing new products that further expand access to the financial system. Through these efforts, we believe we have made investing culturally relevant and understandable, and that our platforms are enabling our customers to become long-term investors and take greater control of their finances.
Financial Results and Performance
With respect to the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

•we generated total net revenues of $618 million compared to $441 million, an increase of 40%;
•we generated net income of $157 million, or a diluted EPS of $0.18, compared to a net loss of $511 million, or -$0.57 diluted EPS;
•operating expenses were $460 million compared to $950 million, a decrease of 52%;
◦SBC expense totaled $62 million compared to $598 million, a decrease of 90%;
◦SBC expense for the three months ended March 31, 2023 included a $485 million charge related to the 2021 Founders Award Cancellation;
•our Adjusted EBITDA (non-GAAP) was $247 million compared to $115 million, an increase of 115%;
•we had 23.9 million Funded Customers compared to 23.1 million, an increase of 3%, and Investment Accounts increased by 1.1 million to 24.4 million;
•we had AUC of $129.6 billion compared to $78.4 billion, an increase of 65%, primarily driven by higher equity and cryptocurrency valuations and continued Net Deposits;
•Net Deposits were $11.2 billion, an annualized growth rate of 44% relative to AUC at the end of the fourth quarter of 2023, compared to $4.4 billion, an annualized growth rate of 29% relative to AUC at the end of the fourth quarter of 2022. Over the past twelve months, Net Deposits were $23.9 billion, a growth rate of 30% relative to AUC at the end of the first quarter of 2023;
•we had ARPU of $104 compared to $77, an increase of 35%;
•we had Gold Subscribers of 1.68 million compared to 1.18 million, an increase of 42%;
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended March 31,
	2023	2024	% Change
Funded Customers(1) (in millions)	23.1	23.9	3%
AUC(2) (in billions)	$78.4	$129.6	65%
Net Deposits (in billions)	$4.4	$11.2	NM
ARPU (in dollars)	$77	$104	35%
Gold Subscribers (in millions)	1.18	1.68	42%

________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended March 31,
(in millions)	2023	2024	% Change
Beginning Funded Customers	23.0	23.4	2%
New Funded Customers	0.3	0.5	67%
Resurrected Customers	0.1	0.2	100%
Churned Customers	(0.3)	(0.2)	(33)%
Ending Funded Customers	23.1	23.9	3%
(2)The following table sets out the components of AUC by type of asset:

	Three Months Ended March 31,
(in billions)	2023	2024	% Change
Equities	$55.3	$81.5	47%
Cryptocurrencies	11.5	26.2	128%
Options	0.4	1.2	200%
Cash held by Customers	14.2	24.8	75%
Receivables from Customers (primarily margin balances)	(3.0)	(4.1)	37%
AUC	$78.4	$129.6	65%
The following table describes the changes within AUC:

	Three Months Ended March 31,
(in billions)	2023	2024	% Change
Beginning AUC	$62.2	$102.6	65%
Net Deposits	4.4	11.2	NM
Net market gains	11.8	15.8	34%
Ending AUC	$78.4	$129.6	65%

Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income (loss), and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) SBC, (v) significant legal and tax settlements and reserves, and (vi) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

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
The following table presents a reconciliation of net income (loss), which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2023	2024
Net income (loss)	$(511)	$157
Add:
Interest expenses related to credit facilities	6	6
Provision for income taxes	2	5
Depreciation and amortization	20	17
EBITDA (non-GAAP)	(483)	185
Less: SBC
2021 Founders Award Cancellation	485	—
SBC Excluding 2021 Founders Award Cancellation	113	62
Adjusted EBITDA (non-GAAP)	$115	$247

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended March 31,
	2023	2024
Revenues:
Transaction-based revenues	$207	$329
Net interest revenues	208	254
Other revenues	26	35
Total net revenues	441	618

Operating expenses:(1)
Brokerage and transaction	36	35
Technology and development	199	196
Operations	42	44
Marketing	26	67
General and administrative	647	118
Total operating expenses	950	460
Other (income) expense, net	—	(4)
Income (loss) before income taxes	(509)	162
Provision for income taxes	2	5
Net income (loss)	$(511)	$157
_______________
(1)Includes SBC expense as follows:

	Three Months Ended March 31,
(in millions)	2023	2024
Brokerage and transaction	$2	$2
Technology and development	54	44
Operations	2	2
Marketing	1	2
General and administrative	539	12
Total SBC expense	$598	$62

Comparison of the Three Months Ended March 31, 2023 and 2024
Revenues
Transaction-Based Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2023	2024	% Change
Transaction-based revenues:
Options	$133	$154	16%
Cryptocurrencies	38	126	232%
Equities	27	39	44%
Other	9	10	11%
Total transaction-based revenues	$207	$329	59%
Transaction-based revenues as a % of total net revenues:
Options	30%	25%
Cryptocurrencies	9%	20%
Equities	6%	6%
Other	2%	2%
Total transaction-based revenues	47%	53%
Transaction-based revenues increased by $122 million primarily driven by an $88 million increase in cryptocurrencies, a $21 million increase in options, and a $12 million increase in equities.
Cryptocurrencies revenues increased primarily driven by an 88% increase in the average Notional Trading Volume traded per trader and a 57% increase in the number of users placing cryptocurrency trades.
Options revenues increased primarily driven by a 26% increase in Options Contracts Traded and the number of users placing option trades also increased 13%. However, we experienced lower option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.
Equities revenues increased primarily driven by a 23% increase in the average Notional Trading Volume traded per trader and a 12% increase in the number of users placing equity trades.

Net Interest Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2023	2024	% Change
Net interest revenues:
Margin interest	$53	$72	36%
Interest on corporate cash and investments	68	70	3%
Interest on segregated cash, securities, and deposits	45	58	29%
Cash Sweep	22	39	77%
Securities lending, net	26	15	(42)%
Credit card, net	—	6	NM
Interest expenses related to credit facilities	(6)	(6)	—%
Total net interest revenues	$208	$254	22%
Net interest revenues as a % of total net revenues:
Margin interest	12%	12%
Interest on corporate cash and investments	15%	12%
Interest on segregated cash, securities, and deposits	10%	9%
Cash Sweep	5%	6%
Securities lending, net	6%	2%
Credit card, net	—%	1%
Interest expenses related to credit facilities	(1)%	(1)%
Total net interest revenues	47%	41%
Net interest revenues increased by $46 million. The increase was driven by growth in interest-earning assets balances and the higher short-term interest rate environment due to the rise in the federal funds rate, which positively impacted the interest rate we receive on these assets.
Net interest revenues from our securities lending activities decreased as we generated less net interest revenues from margin-based securities lending activities (“Margin Securities Lending”), offset by higher interest revenues from Fully-Paid Securities Lending. Net interest revenues from Margin Securities Lending decreased primarily due to lower demand on “hard-to-borrow” securities which also resulted in lower cash collateral balances. Fully-Paid Securities Lending increased primarily due to higher collateral balances and higher short-term interest rate.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net (2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities	Total net interest revenues
Three Months Ended March 31, 2024
March 31, 2024	$4,115	$10,328	$19,049	$197	$33,689
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	3,763	10,007	17,576	201	31,547
Revenue (expense)	72	128	39	6	245	$15	$(6)	$254
Annualized yield(4)	7.65%	5.12%	0.89%	11.94%	3.11%			3.22%

Three Months Ended December 31, 2023
December 31, 2023	$3,458	$10,107	$16,352	$205	$30,122
September 30, 2023	3,580	9,102	13,563	197	26,442
Average(3)	3,490	9,412	14,737	202	27,841
Revenue (expense)	66	125	37	5	233	$9	$(6)	$236
Annualized yield(4)	7.56%	5.31%	1.00%	9.90%	3.35%			3.39%

Three Months Ended March 31, 2023
March 31, 2023	$3,117	$10,405	$8,881	N/A	$22,403
December 31, 2022	3,089	9,530	5,837	N/A	18,456
Average(3)	3,122	10,135	7,458	N/A	20,715
Revenue (expense)	53	113	22	N/A	188	$26	$(6)	$208
Annualized yield(4)	6.79%	4.46%	1.18%	N/A	3.63%			4.02%
	—%
__________
(1) Includes cash and cash equivalents, cash and securities segregated under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue; ii) an on-balance sheet amount representing purchased credit card receivables by Credit Funding Trust that is included in receivables from users, net on the unaudited condensed consolidated balance sheets. Under the Program Agreement, Robinhood Credit has the ability to purchase credit card receivables originated and held for a period by Coastal Bank. Robinhood Credit collects interest from purchased credit card receivables. As of March 31, 2024, $177 million was off-balance sheet and $20 million was on-balance sheet. Refer to Note 9 - Financing Activities and Off-Balance Sheet Risk to these unaudited condensed consolidated financial statements for more information.
(3) Average balance rows represent the simple average of month-end balances in a given period.
(4) Annualized yield is calculated by annualizing revenue/expense for the given period and dividing by the applicable average asset balance.

Other Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2023	2024	% Change
Other revenues	$26	$35	35%
Other revenues as a % of total net revenues	6%	6%
Other revenues increased $9 million primarily due to increased subscription revenues of $6 million due to an increase in Gold Subscribers.

Operating Expenses

	Three Months Ended March 31,
(in millions, except for percentages)	2023	2024	% Change
Operating expenses:
Brokerage and transaction	$36	$35	(3)%
Technology and development	199	196	(2)%
Operations	42	44	5%
Marketing	26	67	158%
General and administrative	647	118	(82)%
Total operating expenses	$950	$460	(52)%
Percent of total net revenues:
Brokerage and transaction	8%	5%
Technology and development	45%	32%
Operations	10%	7%
Marketing	6%	11%
General and administrative	147%	19%
Total operating expenses	216%	74%
Brokerage and Transaction

	Three Months Ended March 31,
(in millions)	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$6	$9	50%
Market data expenses	6	6	—%
SBC	2	2	—%
Broker-dealer transaction expenses	9	1	(89)%
Other	13	17	31%
Total	$36	$35	(3)%
Brokerage and transaction costs decreased by $1 million primarily driven by a $8 million decrease in broker-dealer transaction expenses as starting in the fourth quarter of 2023, we began to pass option trading fees onto users. The decrease was partially offset by increases in other brokerage and transaction costs of $4 million and employee compensation, benefits, and overhead of $3 million, driven by an increase in average headcount to continue support our business and newly launched products and features.

Technology and Development

	Three Months Ended March 31,
(in millions)	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$79	$74	(6)%
SBC	54	44	(19)%
Cloud infrastructure services	32	43	34%
Software and tools	29	28	(3)%
Other	5	7	40%
Total	$199	$196	(2)%
Technology and development costs decreased $3 million primarily due to decreases in SBC of $10 million and employee compensation, benefits, and overhead of $5 million driven by reduced average headcount as part of our efforts to improve efficiency and operating costs. The decreases were offset by an increase in cloud infrastructure expenses of $11 million to meet increased capacity requirements for our platforms to support higher trading volumes.
Operations

	Three Months Ended March 31,
(in millions)	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$21	$19	(10)%
Provision for credit losses and fraud	11	17	55%
Customer experience	5	4	(20)%
SBC	2	2	—%
Other	3	2	(33)%
Total	$42	$44	5%
Operations costs increased by $2 million primarily due to an increase of $6 million in provision for credit losses and fraud mainly driven by a $8 million provision for credit losses related to Robinhood Credit, partially offset by a $2 million decrease in expenses related to Fraudulent Deposit Transactions as we continued to strengthen our process to identify high risk users and prevent these transactions on our platforms. The increase was also partially offset by a $2 million decrease in employee compensation, benefits, and overhead driven by reduced average headcount as part of our efforts to improve efficiency.
Marketing

	Three Months Ended March 31,
(in millions)	2023	2024	% Change
Digital marketing	$7	$28	300%
Brand marketing	6	17	183%
Employee compensation, benefits, and overhead, excluding SBC	5	7	40%
Marketing incentives	1	4	300%
SBC	1	2	100%
Other	6	9	50%
Total	$26	$67	158%

Marketing costs increased by $41 million, primarily due to higher expenses in digital marketing of $21 million and brand marketing of $11 million, as we increased our investments in paid marketing channels to promote our brand, products, and services.

General and Administrative

	Three Months Ended March 31,
(in millions)	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$54	$57	6%
Legal expenses	32	21	(34)%
SBC excluding 2021 Founders Award Cancellation	54	12	(78)%
Other professional fees	7	12	71%
SBC related to 2021 Founders Award Cancellation	485	—	NM
Settlements and penalties	8	2	(75)%
Other	7	14	100%
Total	$647	$118	(82)%
General and administrative costs decreased by $529 million primarily due to the 2021 Founders Award Cancellation of $485 million which occurred during the prior year period and a decrease in other SBC of $42 million attributed to stock awards becoming fully vested in prior periods.
Provision for Income Taxes

	Three Months Ended March 31,
(in millions)	2023	2024	% Change
Provision for income taxes	$2	$5	150%
Provision for income taxes increased by $3 million primarily due to the growth of our business and the change in valuation allowance on our U.S. federal and state deferred tax assets offset by our current taxes payable.

Liquidity and Capital Resources
Sources and Uses of Funds
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and investments. Other sources of future funds may include potential borrowing under our revolving lines of credit and potential issuance of new debt or equity. Our liquidity needs are primarily to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the Depository Trust Company (“DTC”), the NSCC, and the Options Clearing Corporation (“OCC”)). Based on our current level of operations, we believe our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months.

Liquid Assets
As of March 31, 2024, our cash and cash equivalents were $4.72 billion, and our liquid investment portfolio included available-for-sale securities of $500 million classified as cash and cash equivalents. Held-to-maturity investments maturing within one year can also be a source of liquidity and were $495 million as of March 31, 2024. See Note 5 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of March 31, 2024, we had a total of $3.00 billion in committed revolving credit facilities and a borrowing amount up to $100 million for our Credit Card Funding Trust. See Note 9 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of March 31, 2024:

	Payments Due by Period
(in millions)	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Operating lease commitments	$138	$21	$47	$30	$40
Purchase commitments(1)	840	265	565	9	1
Total	$978	$286	$612	$39	$41
__________
(1) Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. The primarily relate to commitments for cloud infrastructure and data services and business insurance.

In addition to lease and purchase commitments, we have two committed financing agreements: one with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million.
Regulatory Capital Requirements
Our broker-dealer subsidiaries (RHF and RHS) are subject to Rule 15c3-1 (the "SEC Uniform Net Capital Rule") under the Exchange Act, administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. RHS and RHF compute net capital under the alternative method as permitted by the SEC Uniform Net Capital Rule.
The table below summarizes the net capital, capital requirements, and excess net capital of RHS and RHF as of periods presented:

	March 31, 2024
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,324	$90	$2,234
RHF	$291	$0.25	$291
As of March 31, 2024, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.

Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2023	2024
Cash provided by (used in):
Operating activities	$828	$(623)
Investing activities	(481)	(47)
Financing activities	(11)	(30)
Cash provided by operating activities decreased $1,451 million. While we had higher net income, this was partially offset by a decrease in non-cash add-backs driven by higher SBC expense in 2023 as a result of the 2021 Founders Award Cancellation. The decrease was further driven by changes in operating assets and liabilities that had a negative impact on our cash provided by operating activities. These changes primarily included an increase in securities segregated under federal and other regulations resulting from the purchase of U.S. Treasury securities of $692 million and an increase in receivables from users, net balances of $853 million driven by increased customer trading and activities and timing differences in settlements. For periods that end on a weekend or a bank holiday, our settlements receivable and customer payable balances typically will be higher than for periods ending on a weekday.
Cash used in investing activities decreased $434 million compared to the prior period. The change was primarily driven by a decrease in cash used in investing activities of $316 million from fewer purchases of held-to-maturity investments and an increase of $152 million in cash provided by investing activities related to proceeds from maturities of held-to-maturity investments.
Cash used in financing activities increased $19 million compared to the prior period primarily driven by an increase in taxes paid related to net share settlement of equity awards of $38 million partially offset by $17 million in borrowings under our Credit Card Funding Trust which were subsequently used to purchase receivables.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities on our unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results might differ significantly from these estimates under different assumptions, judgments, or conditions.
There have been no material changes to our critical accounting estimates during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2023 Form 10-K.

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

The sensitivity analysis assumes the asset and liability structure of the consolidated balance sheets would not change as a result of simulated changes in interest rates. Additionally, the analysis does not factor in any assumptions on the effect simulated changes in interest rates would have on trading activities across our platforms. For our Cash Sweep program, we earn a net interest spread on Cash Sweep balances based on the interest rate offered by the partner banks less the interest rate given to users, as stated in our program terms. For the vast majority of the Cash Sweep program, we have the ability to manage our net interest spread by adjusting the rate given to users as a result of changes in rates received from partner banks. As such, we do not consider the Cash Sweep balance to be subject to short-term interest rate risk and the sensitivity analysis excludes Cash Sweep balances.

The impact to total net revenues, net income (loss), and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	March 31,
(in millions)	2023	2024
50 basis point	$70	76
100 basis point	140	152
150 basis point	210	228

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.
We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 9 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of March 31, 2024, we had limited financial exposure associated with changes in interest rates as of such date.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations,

or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.
•Our support for Crypto Transfers, Robinhood Wallet, Robinhood Connect, the Robinhood Cash Card, Robinhood Credit, Spending Account, and other payments and spending services increases the risk that our platforms could be exploited to facilitate illegal payments, potentially resulting in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.
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

We might experience declines in the growth of our business (or negative growth) as a result of a number of factors, including slowing demand for our platforms, insufficient growth in the number of customers that utilize our platforms, declines in the level of usage of our platforms by existing customers, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that have, in some instances, and could continue to reduce financial activity and the maturation of our business, among others. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate continues to decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have limited operating experience at our current scale, which subjects us to a number of uncertainties, risks, and difficulties that could adversely affect our business.

We have expanded our operations rapidly, including continuing to introduce new products and services in our platforms, and have limited operating experience at our current scale, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. As a result of the general downturn in economic conditions and the U.S. equity markets in 2022, we announced two restructurings in April 2022 (the “April 2022 Restructuring”) and August of 2022 (the “August 2022 Restructuring”) that impacted approximately 1,100 employees and scaled back hiring plans. As part of our ongoing efforts in the normal course of business, we continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers.

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
Our results of operations are heavily reliant on the level of trading activity on our platforms and Net Deposits. In the past, our results of operations and other operating metrics have fluctuated from quarter to quarter, including due to movements and trends in the underlying markets, changes in general economic conditions, interest in investing, and fluctuations in trading levels generally, each of which is outside our control and will continue to be outside of our control. As a result, period-to-period comparisons of our results of operations might not be meaningful, and our past results of operations should not be relied on as indicators of future performance. Further, we are subject to additional risks and uncertainties that are frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, including the occurrence of any of the risks described elsewhere in this Risk Factors section, many of which we are unable to predict or are outside of our control. Factors contributing to quarterly fluctuations could include, among others:

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
•the timing and amount of non-cash expenses, such as SBC and asset impairments;
•the success of our expansion into new markets;
•trading volume and the prevailing trading prices for cryptocurrencies, which can be highly volatile;
•ceasing support for certain cryptocurrencies on our RHC platform that the SEC or a court has asserted or determined are securities or proactively removing certain cryptocurrencies because they share similarities with such cryptocurrencies;

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
In most full year periods since our inception, we have incurred operating losses. Although we have had several quarters of positive GAAP net income since the beginning of 2023 and we generated higher total net revenues for 2023 compared to each of 2019 through 2022, we reported a GAAP net loss for full year 2023 and we might not be able to increase our revenue and/or further reduce our operating expenses by sufficient amounts to generate positive net income in the future.
Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues. In addition, to the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, we might not continue to facilitate trading of those cryptocurrencies in the U.S. (including ceasing support for such cryptocurrencies on our RHC platform) or it might cause us to proactively remove certain cryptocurrencies from our RHC platform because they share similarities with such cryptocurrencies.

Risks Related to our Business Relationships with Market Makers

Our PFOF and Transaction Rebate arrangements with market makers are a matter of practice and business understanding and not documented under binding contracts. If any of these market makers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other market makers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement market makers in a timely manner, our transaction-based revenue would be negatively impacted. This risk is particularly heightened for cryptocurrencies because fewer market makers are currently able to execute cryptocurrency trades. For instance, in May 2023, two prominent market makers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. Without additional market makers supporting cryptocurrencies entering the industry in the United States, the risk that we may be unable to find suitable market makers to support cryptocurrencies is increasingly heightened. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently all brokerage trades executed overnight are routed through one market maker - Virtu Financial, Inc. (“Virtu”). If Virtu becomes unwilling or unable to do business with us in the future, we may be unable to find additional market makers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our market makers decide to alter our fee structure, our transaction-based revenue could significantly decrease.

Additionally, disruptions in the services provided by our market makers, whether due to technical malfunctions, operational mishaps, or financial instability of the market makers, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should a designated market maker venue experience downtime or diminished performance, particularly during peak trading hours, our ability to execute customer orders could be compromised and could have an adverse impact on our business, financial condition and results of operations.

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions, and since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in December 2022, the SEC proposed four separate equity market structure rules (the “December 2022 Rule Proposals”) related to (i) best execution; (ii) order competition, including requiring certain retail equity orders to be exposed in auctions before being internalized; (iii) order execution disclosure; and (iv) order tick size and fee caps. Although these proposed rules related to market structure design do not ban PFOF, they introduce new requirements around “conflicted transactions,” and if adopted as proposed, they would have the indirect effect of making PFOF more difficult or impossible to earn and condensing the revenues we could theoretically earn. Any new or heightened PFOF regulation, including the December 2022 Rule Proposals if adopted as proposed, could result in increased compliance costs and otherwise materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or a ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

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

Additionally, if our customers or potential customers believe that they might get better execution quality (including better price improvement) directly from stock exchanges or from our competitors that have different execution arrangements, or if our customers perceive our PFOF practices to create a conflict of interest between us and them, or if they begin to disfavor the specific market markers with which we do business due to any negative media attention, they might come to have an adverse view of our business model and might decide to limit or cease the use of our platforms. Some customers might prefer to invest through our competitors that do not engage in PFOF or Transaction Rebate practices or engage in them differently than do we. Any such loss of customer engagement as a result of any negative publicity associated with PFOF or Transaction Rebate practices could adversely affect our business, financial condition, and results of operations.

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

Higher interest rates also lead to higher payment obligations by our customers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which might reduce our customers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, meet minimum credit card payments, deliver securities sold, or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income (loss). Fluctuations in interest rates could adversely impact our customers’ general spending levels and ability and willingness to invest and spend through our platforms.
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

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected in the future by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in July 2023, the SEC proposed amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. Any such amendments could make it more difficult for us to comply with these regulations. Additionally, there is not definitive guidance on whether or how these rules may apply to cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do. See the discussion of SAB 121 below in “Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.”

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

We might also need additional capital to continue to support our business and any future growth and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, acquire and invest in complementary businesses and technologies, and to fund payments on our obligations at the parent company level, such as the income tax withholding and remittance obligations that arise upon the vesting and/or settlement of our outstanding RSUs, and any debt obligations we might incur. To meet liquidity needs at the parent level, we might need to rely on dividends, distributions and other payments from our subsidiaries. Regulatory and other legal restrictions might limit our ability to transfer funds to or from some subsidiaries. For example, under FINRA rules applicable to RHS, a dividend of over 10% of a member firm’s excess net capital must not be paid without FINRA’s prior written approval.

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

Our brand and our reputation are two of our most important assets. Our ability to attract, build trust with, engage, and retain existing and attract new customers might be adversely affected by events that harm our brand and reputation, such as public complaints and unfavorable media coverage about us, our platforms, and our customers, even if factually incorrect or based on isolated incidents.

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platforms, such as the March 2020 Outages, the partial service outages and degraded service on our RHC cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”), or the November 2021 Data Security Incident are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions.

Damage to our brand and reputation could also be caused by:
•cybersecurity attacks, privacy or data security breaches, or other security incidents, payment disruptions or other incidents that impact the reliability of our platforms;
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
•litigation involving, or regulatory actions or investigations into, our platforms or our business;
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
•a prolonged weakness in popular equities or cryptocurrencies specifically or in U.S. or international equity and cryptocurrency markets generally, or a sustained downturn in the U.S. or international economies; and
•any of the foregoing with respect to our competitors, to the extent the resulting negative perception affects the public’s perception of us or our industry as a whole.

These and other events could negatively impact the willingness of our existing customers, and potential new customers, to do business with us, which could adversely affect our trading volumes and number of Funded Customers, as well as our ability to recruit and retain personnel, any of which could have an adverse effect on our business, financial condition, and results of operations, as well as the trading price of our Class A common stock. For instance, on November 8, 2022 (the day that FTX Trading Ltd. (“FTX”), a major international cryptocurrency exchange, halted all non-fiat customer withdrawals from its platform), the intra-day trading price of our Class A common stock fell as much as 18%. And in December 2022, shortly after FTX filed for bankruptcy on November 11, 2022, and following the bankruptcies of several other major cryptocurrency trading venues and lending platforms earlier in 2022, including Three Arrows Capital, Ltd., Voyager Digital Holdings, Inc., and Celsius Network LLC (“Celsius”) (collectively, the “2022 Crypto Bankruptcies”), we received an investigative subpoena from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations.

We could incur substantial losses from our cash and investment accounts if one or more of the financial institutions that we use fails or is taken over by the FDIC.

We maintain cash and investment accounts, as well as restricted cash as certificates of deposits for facility leases and other contractual obligations, at multiple financial institutions in amounts that are significantly in excess of the limits insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). In spring 2023, certain U.S. banks failed and were taken over by the FDIC (the “2023 Banking Events”). If any of the financial institutions where we hold significant deposits were to fail or be taken over by the FDIC, our ability to access such accounts has in the past and could be in the future temporarily or permanently limited, which could adversely affect our business. In particular, while we have taken steps to help ensure that the loss of all or a significant portion of any uninsured amount would not have an adverse effect on our ability to pay our operational expenses or make other payments, the failure of a financial institution where we hold significant deposits has in the past and may in the future require us to move funds to another bank, which could cause a temporary delay in making payments to our vendors and employees, or under other contractual arrangements, and cause other operational inconveniences. Additionally, any losses or delay in access to funds as a result of such events could have a material adverse effect on our ability to meet contractual obligations, earnings, financial condition, cash flows, and stock price.

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

We currently have a remote work policy, under which a large segment of our employees are not required to come into the office on a daily basis, although since September 2023, most employees living within 35 miles of any of our offices are expected to work in-office at least three days a week (the “Return to Office policy”). Employees who do not live within 35 miles of any of our offices continue to be allowed to work remotely full-time. Allowing our employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. Additionally, in January 2024 FINRA adopted a new rule (the “Residential Supervisory Location Designation Rule”) that will become effective in June 2024. Under the Residential Supervisory Location Designation Rule, the homes of certain of our employees who work remotely could be treated as “residential supervisory locations” subject to inspections on a regular periodic schedule, which in turn could require certain operational changes and compliance adjustments. Non-compliance with the Residential Supervisory Location Designation Rule could subject us to fines, penalties or enforcement actions. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.

Allowing for remote work has in the past made and may continue to make it more difficult for us to preserve our corporate culture of innovation and our employees might have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that requiring a subset of employees to work in-office, or allowing certain employees to continue to work remotely, will not have a negative impact on employee morale or productivity. Any failure to overcome the challenges presented by our Return to Office policy and remote work policy could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, maintain product development velocity, and execute on our business strategy.
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain senior management and other highly skilled personnel.

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our Co-Founder and CEO, Vladimir Tenev, has been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment offer letters with some of our key personnel, these agreements have no specific duration and are terminable by either party at-will and our senior management team has experienced recent changes. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, the Return to Office policy may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following the April 2022 Restructuring and August 2022 Restructuring, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

For example, in April 2022 we signed a definitive agreement to acquire Ziglu Limited (“Ziglu”), a U.K.-based electronic money institution and crypto asset firm. However, as a result of prolonged regulatory uncertainty, after careful consideration, we notified Ziglu of the termination of the agreement in February 2023. In connection with the termination of the agreement, we took a $12 million impairment charge, in addition to suffering losses from legal fees and other expenses. Additionally, because we had expected Ziglu’s team and technology to help accelerate our international expansion, the termination of the deal delayed our initial plans to expand our operations in Europe, particularly with respect to cryptocurrency trading.

In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures prior to and following closing, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities and/or compliance obligations, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, we might not be able to integrate the acquired personnel, operations, products, and technologies successfully or face challenges in doing so, or effectively manage the combined business following the acquisition. Moreover, the anticipated benefits of any acquisition or investment might not be realized, the acquisition or investment might not perform in accordance with expectations, and we might be exposed to unknown liabilities.

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

We currently only offer select services to the public outside the United States in certain jurisdictions, including brokerage services in the UK through Robinhood UK, Ltd., crypto services in select jurisdictions in the EU through Robinhood Europe, UAB (“RHEC”), and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd.

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
•compliance with anti-bribery and anti-corruption laws, such as the Foreign Corrupt Practices Act (“FCPA”) and equivalent anti-money laundering and sanctions rules and requirements in local markets, by us, our employees, and our business partners;
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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States, the UK, the EU and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of the securities industry, financial services, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection, data security, as well as climate risk and environmental impact, including with respect to disclosure of greenhouse gas emissions and other metrics related to climate change.

The substantial costs and uncertainties related to complying with these regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, since launching Sherwood Media, LLC (“Sherwood Media”), our media subsidiary dedicated to providing news and information about the markets, economics, business, technology, and the culture of money), we have received inquiries from FINRA regarding Sherwood Media’s relationship to RHF. In addition, after announcing in March 2024 the launch of the Robinhood Gold Card, which is currently offered via a waitlist through Robinhood Credit exclusively to Gold Subscribers and provides rewards via the Robinhood Gold Credit Card Rewards Program, we have received requests for information from the MSD related to the Robinhood Gold subscription service and the Robinhood Gold Card. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

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

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the SEC or FINRA, other federal agencies such as the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”), and state regulatory agencies, such as the MSD, the California Attorney General’s Office, and the New York Department of Financial Services (“NYDFS”), among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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
•Since March 2023, we have reached settlements with over 45 state regulators, including, for example, the Alabama Securities Commission, the California Department of Financial Protection and Innovation, the Colorado Division of Securities, the Delaware Department of Justice - Investor Protection Unit, the New Jersey Bureau of Securities, the South Dakota Division of Insurance, and the Texas State Securities Board regarding investigations related to RHF’s options trading and related customer communications and displays, options and margin trading approval process, the March 2020 Outages, and customer support issues prior to June 2020, under which we have agreed to pay a monetary penalty of $200,000 per state. We anticipate potential additional state settlements as part of a multi-state settlement related to these issues totaling up to approximately $10 million.
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
These and other proceedings, some of which are described in Note 13 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

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

Additionally, while we now offer select services and products in certain countries outside the United States, we are not currently licensed, authorized, or registered in every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized could result in fines or other enforcement actions.

Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC Staff to consider whether expanded enforcement mechanisms are necessary. In December 2022, the SEC proposed the December 2022 Rule Proposals, which relate to (i) best execution, (ii) order competition, (iii) order execution disclosure, and (iv) order tick size and fee caps. The SEC issued a request for information and public comment on digital engagement practices by broker-dealers and investment advisers in August 2021. In his April 2023 testimony before the U.S. House of Representatives Committee on Financial Services, Chair Gensler stated that he had asked the SEC Staff to make recommendations for rule proposals addressing conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others. On July 26, 2023, the SEC proposed new rules (the “July 2023 Rule Proposals”) that would impose new obligations on registered broker-dealers and investment advisers with respect to their use of certain covered technologies when interacting with investors. If adopted as proposed, the July 2023 Rule Proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and could significantly change the way that we interact with existing and prospective customers—which may adversely impact our business and revenues. From time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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

We are subject to the FCPA, U.S. and foreign bribery laws, and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm, and have an adverse effect on our business, financial condition, and results of operations.

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

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms, financial institutions, and technology platforms. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases, or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading, no account minimums, and IRA match since their introduction on our platforms in order to compete with us. In addition, competitors might conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we might not be able to match the marketing efforts or prices of our competitors. In addition, our competitors might choose to forgo PFOF, which could create downward pressure on PFOF and make it more difficult for us to maintain our PFOF arrangements, which are a significant source of our revenue. We might also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

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

We have experienced customer growth in recent years (and significant growth in 2020 and 2021 in particular), including a significant fraction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. Our business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). It is particularly important that we retain and engage our most active brokerage customers, who account for a disproportionately large percentage of our brokerage trading volumes. Any erosion of this active customer base would have a disproportionately large negative impact on our revenues, which could cause the trading price of our Class A common stock to decline significantly. We have historically relied significantly on our customers joining organically or through the Robinhood Referral Program, which accounted for over 80% of the customers that joined our platforms in each of 2020, 2021, and 2022, and since 2023 we have started to increase our investment in paid marketing channels. Our efforts to attract and retain customers might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

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
•customer resistance to and non-acceptance of cryptocurrencies; and
•customer dissatisfaction with the limited number of cryptocurrencies available on our platforms or with our ceasing support for cryptocurrencies on our RHC platform that the SEC or a court has asserted or determined are securities or our proactively removing certain cryptocurrencies from our RHC platform because they share similarities with such cryptocurrencies.

Our customers may choose to cease using our platforms, products, and services at any time, and may choose to transfer their accounts to another broker-dealer. For example, during the first quarter of 2021 many customers became upset by our imposition of the Early 2021 Trading Restrictions and we saw an increase in customers choosing to transfer their accounts to other broker-dealers. The total value of outbound ACATS, an automated industry system for account asset transfers, was $4.2 billion in the first quarter of 2021, involving 5.2% of AUC from approximately 206,000 accounts, as compared to outbound transfers of $0.5 billion, involving 1.2% of AUC from approximately 24,000 accounts during each quarter of 2020 on average.

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

Risks Related to Our Platforms, Systems, and Technology

Our products and services rely on software and systems that are highly technical and have been, and may in the future be, subject to interruption, instability, and other potential flaws due to software errors, design defects, and other processing, operational, and technological failures, whether internal or external.

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platforms. Our systems and operations, including our cloud-based operations and disaster recovery operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. Further, we have in the past and might in the future be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platforms, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations. For example, the Q4 2022 Processing Error, allowed customers, for a limited time, to execute trades selling more shares than they held in their accounts. This caused a temporary short position in that ticker symbol which Robinhood covered out of corporate cash within the same trading day, resulting in a loss of $57 million.

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

While we have made, and continue to make, significant investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platforms and operations, the risk of software and system failures and design defects is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It might become increasingly difficult to maintain and improve the availability of our platforms, especially as our platforms and product offerings become more complex and our customer base grows. We might also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platforms. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised, and our platforms and technical infrastructure might be affected.

In addition, surges in trading volume on our platforms have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) the March 2020 Outages, which resulted in some of our customers being unable to buy and sell securities and other financial products on our U.S. trading platform for a period of time, and (ii) the “April-May 2021 Disruptions, which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platforms have otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

Our success depends in part upon continued distribution through app stores and effective operation with mobile operating systems, networks, technologies, products, hardware and standards that we do not control.

A substantial majority of our customers’ activity on our platforms occurs on mobile devices. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs or technical issues in such systems, new generations of mobile devices or new versions of operating systems, or changes in our relationships with mobile operating system providers, device manufacturers or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect customer usage of the Robinhood app. For example, from time to time we have experienced delays in our ability to launch products or update features on our platforms as a result of prolonged app store review processes. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and customers. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platforms and those changes might be unfavorable to us and our customers’ use of our platforms. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers, provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations, and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

Our systems and those of our customers and third-party service providers have been and might in the future be vulnerable to cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems, and networks have been and might in the future be subject to attempted cybersecurity attacks. Such issues are increasing in frequency and evolving in nature, including employee and contractor theft or misuse, denial-of-service attacks, and sophisticated nation-state and nation-state-supported actors engaging in attacks. The operation of our platforms involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal data. Security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security breaches and cybersecurity attacks increases.

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets. For example, from January 1, 2020 to October 16, 2020, approximately 2,000 Robinhood customer accounts were allegedly accessed by unauthorized users. We believe these incidents resulted from compromised passwords off of our platforms, rather than any failure of our security or systems. Nonetheless, we experienced negative publicity in connection with these events and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platforms or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, there is an increased risk that we might experience cybersecurity-related incidents as a result of any of our employees, service providers, or other third-parties working remotely on less secure systems and environments. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, our safety and security measures might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. For example, we experienced the November 2021 Data Security Incident. Based on our investigation and that of a third-party security firm, we believe that the unauthorized party obtained names or email addresses for millions of people, phone numbers for several thousand people, additional personal information for a few hundred people, and extensive account details for about ten people, though we believe no Social Security numbers, bank account numbers, or credit or debit card numbers were exposed and that there has been no financial loss to any customers as a result of the incident.

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

A core aspect of our business is the reliability and security of our platforms. Any unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach or other security incident that we, our customers or our third-party or fourth-party service providers experience or the perception that one has occurred or might occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it might require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, our efforts to improve security and protect data from compromise might identify previously undiscovered security breaches. There could be public announcements regarding any security incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the ePrivacy Directive (including its national implementations), and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 13 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

All customers can place limit orders to buy whole shares of the most traded ETFs and individual stocks – 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by Blue Ocean ATS, LLC (“BOATS”), a trading venue that replicates the role that stock exchanges play during regular market hours. If BOATS becomes unwilling or unable to do business with us or one of our market makers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should BOATS experience downtime or diminished performance, particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition and results of operations, and/or brand and reputation.

Additionally, the SEC finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1), which will become effective on May 28, 2024. The shortening of the settlement cycle will lead to a reduction in the length of exposure to trading counterparties and lower margin requirements for our clearing operations, but it is also expected to require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants and which could increase the risk of operational errors, any of which could be material in light of the magnitude and volume of our settlement-related activities and obligations.

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

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. We do not utilize third-party custodians for settled cryptocurrencies, but we do utilize technology from a third-party provider to manage some of our cryptocurrency, custody, transfer, and settlement operations. In general, the overwhelming majority of cryptocurrency coins on our platforms are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. As a public company, we are required to comply with the Sarbanes–Oxley Act of 2002. As part of this, we are required to establish and maintain adequate internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting. This includes the user cryptocurrencies safeguarding obligation and the asset related to user cryptocurrencies safeguarding obligation on our consolidated balance sheets in our audited financial statements which represents our obligation to safeguard crypto-assets held in our custody on behalf of our users. The effectiveness of our internal control over financial reporting and our financial statements and related notes are audited by Ernst & Young LLP, our independent registered public accounting firm. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. We maintain backup copies of our private keys in multiple separate locations and we have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we may not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV (“BSV”) network, allowing them to spend coins they did not have and prevent transactions from completing. Any loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances and cryptocurrency investments are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Because many insurance carriers do not provide insurance coverage for crypto-related risks, comprehensive coverage for such events is not readily available on commercially reasonable terms. Our current coverage is limited and may not cover the extent of loss, nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the current total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Furthermore, the term of our current insurance policy expires in the third quarter of 2024, with our option to renew annually or for the carrier to terminate coverage with advance written notice. Any loss of our insurance coverage would impede our ability to mitigate any losses our customers might suffer if we are unable to access private keys. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platforms, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

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

While we currently support several cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. For example we support trading in Dogecoin and we benefited from a surge in interest for Dogecoin during the second quarter of 2021. For the first, second, and third quarters of 2021, transaction-based revenue attributable to transactions in Dogecoin generated approximately 7%, 32%, and 8% of our total net revenues, respectively. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platforms. The listing committees of RHC and RHEC conduct regular reviews of the cryptocurrencies available on our platforms to ensure that they continue to meet our requirements under our internal policies and procedures (collectively, the “Crypto Listing Frameworks”) for continued support on our platforms and possess the authority to delist and cease support for any asset based on various factors. Ceasing support for a cryptocurrency with substantial market interest (or if our consideration to cease supporting such a cryptocurrency becomes known) has in the past exposed, and may continue to expose us to negative attention, adversely impacting our business, including revenue loss from no longer supporting a cryptocurrency or customer reaction to such a decision. For instance, in the past we have encountered an influx of customer complaints related to our decisions to cease support for certain cryptocurrencies.

Volatility in the values of cryptocurrencies caused by the factors described above or other factors might impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.

Although the 2022 Crypto Bankruptcies did not have any material impact on our business—and neither our board of directors nor management have to date identified any material gaps or weaknesses with respect to our existing risk management processes and policies in light of recent cryptocurrency market conditions—we remain subject to cryptocurrency market risks. If we are unable to effectively identify, prevent or mitigate such risks, the success of our business, our financial condition and results of our operations may be adversely affected. As part of our overall risk management processes, our management Enterprise Risk Committee, which comprises senior leaders of the Company, including the CEO, CFO, Chief Legal, Compliance and Corporate Affairs Officer Chief Security Officer, Vice President of Risk and Audit, and Chief Brokerage Officer and General Manager of Brokerage, among others, reviews on at least a quarterly basis risks that are escalated by the Company’s Enterprise Risk Management (“ERM”) function. ERM maintains a risk taxonomy and a scoring methodology design to ensure risks are evaluated in a clear and transparent manner, and further escalates top risks to the Safety, Risk and Regulatory Committee of the board of directors (the “Safety Committee”), along with planned mitigants and monitoring procedures. The Safety Committee reviews management’s procedures to identify, assess, manage, monitor and mitigate material risks not allocated to the board of directors or another committee. In addition to RHM-level processes, entity-level risk teams affiliated with our operating subsidiaries, including one at RHC, perform ongoing risk operations, including risk and control self-assessments and maintaining risk and control registers. As management identifies operational risks, the entity-level risk team tracks the risk drivers and planned mitigating measures and escalates such risks, as needed, to ERM.

In light of events in 2022, including the 2022 Crypto Bankruptcies, cryptocurrency market risks were identified as a top risk to the Company and management has accordingly implemented certain measures, including enhanced monitoring for cryptocurrency markets (such as reducing net open position limits with liquidity partners through more frequent settlement; adding additional banking and liquidity partners; monitoring on-platform trading activity, coin deposits and withdrawals; and ongoing diligence for listings and banking relationships). ERM has also provided quarterly updates to the Safety Committee with respect to such risks and responses. In addition, RHC and RHEC maintain listing committees as described above.

Any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our the RHC platform, that we believe are not securities under U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in the cryptocurrency and its related ecosystem. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and the SEC Staff have taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions – and we do not currently support any cryptocurrencies in the U.S. for which the SEC or the SEC Staff has taken such a position. Otherwise, the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security. While prior public statements by senior officials at the SEC indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms), Bitcoin and Ethereum were the only specific cryptocurrencies as to which senior officials at the SEC had publicly expressed such a view. However, Chair Gensler was quoted in a February 2023 interview as saying “[e]verything other than Bitcoin” when discussing the SEC’s purview with respect to cryptocurrency and in April 2023 declined to provide his view when asked if he considered Ethereum to be a security during his testimony to the U.S. House of Representatives Financial Services Committee. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. In September 2022, Chair Gensler stated in a speech that he believes a vast majority of the nearly 10,000 tokens in the crypto market are securities and reiterated this statement in his September 2022 testimony before the U.S. Senate Committee on Banking, Housing, and Urban Affairs and April 2023 testimony before the U.S. House of Representatives Committee on Financial Services. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to assert or determine that a cryptocurrency supported by our RHC platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. Additionally, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities, including Cardano, Polygon, and Solana, which were supported on our RHC platform. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. Although we have since ceased support for Cardano, Polygon, and Solana, we do offer the Robinhood Wallet, which is a self-custodial crypto wallet. The outcome of these matters provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we also have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our RHC platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the Commission find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received the May 2024 Wells Notice. The potential action related to the May 2024 Wells Notice may involve a civil injunctive action, public administrative proceeding, and/or a cease-and-desist proceeding and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and censure, revocation, and limitations on activities.

To the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, that assertion or determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our RHC platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions, including disgorgement or penalties which could be material, for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer, national securities exchange, clearing agency, or other regulated entity without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our RHC platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. In particular, Chair Gensler noted in his April 2023 testimony that “Given that most crypto tokens are securities, it follows that many crypto intermediaries are transacting in securities and have to register with the SEC” and that crypto investors should benefit from compliance with the securities laws. In April 2023, the SEC also reopened the comment period and provided supplemental information on proposed amendments to the definition of “exchange” under Exchange Act Rule 3b-16, including reiterating the applicability of existing rules to platforms that trade crypto asset securities. Additionally, any determination that Bitcoin or Ethereum is a security could draw negative publicity and cause a decline in the general acceptance of cryptocurrencies. Also, it would make it more difficult for Bitcoin or Ethereum, as applicable, to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. In addition, our growth might be adversely affected if we are not able to expand our RHC platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

We continue to analyze the cryptocurrencies supported on the RHC platform under our internal policies and procedures (collectively, our “RHC Crypto Listing Framework”) on a periodic basis to ensure that they continue to meet our requirements for continued support on the RHC platform which include, among other factors, that we continue to believe they are not securities under U.S. federal and state securities laws. We may make the determination to cease support for a cryptocurrency for any one or a variety of factors based on a totality of the circumstances under our RHC Crypto Listing Framework. However, an assertion or determination by the SEC or a court that a cryptocurrency supported by our RHC platform constitutes a security could also result in our determination that it is advisable to remove that and other cryptocurrencies from our RHC platform that have similar characteristics to the cryptocurrency that was asserted or determined to be a security. If we proactively remove certain cryptocurrencies from our RHC platform because the SEC or a court has asserted or determined they constitute securities or because they share similarities with such cryptocurrencies or otherwise do not meet our RHC Crypto Listing Framework, it has (for instance, with respect to Cardano, Polygon, and Solana) and could in the future negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such cryptocurrency on their platforms.

Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.

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

In addition, future regulatory actions or policies, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. For example, Chair Gensler remarked several times in 2021 and 2022 on the need for further regulatory oversight of crypto trading and crypto lending platforms. Additionally in February 2023, the SEC issued a new rule proposal (the “February 2023 Custody Rule Proposal”) related to the custody of client assets by registered investment advisers, which, if adopted as proposed, would expand the existing custody rules to apply to a broad range of assets, including cryptocurrencies, and would require that any client assets be maintained by a qualified custodian. In connection with the announcement of the February 2023 Custody Rule Proposal, Chair Gensler noted that “Based upon how crypto platforms generally operate, investment advisers cannot rely on them as qualified custodians.” If the February 2023 Custody Rule Proposal is adopted as proposed, and we are not deemed to be a “qualified custodian,” depending on how such proposal is applied, we may be required to cease our custodial crypto offerings under certain circumstances, which could have a material adverse impact on our business. Some lawmakers and regulators have also raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and might continue, to comprise a significant percentage of our total net revenues. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

In March 2022, the SEC Staff issued SAB 121 requiring crypto platforms to recognize a liability and a corresponding asset equal to the fair value of the cryptocurrencies the entity safeguards on behalf of users. Such accounting treatment enhances the information received by investors regarding potential liabilities upon theft or loss of cryptocurrencies. But such treatment has also caused some users to question how safeguarded cryptocurrencies would be treated in a bankruptcy. We implemented SAB 121 for the quarter ended June 30, 2022, with retrospective application to the beginning of 2022. As a result of (and solely by virtue of) our implementation of SAB 121, the cryptocurrency we custody for users now appears on our balance sheets as an asset. In January 2023, the Bankruptcy Court for the Southern District of New York issued a ruling in In re Celsius Network LLC, that certain crypto assets held by Celsius customer accounts were the property of Celsius’s estate and that the holders of such accounts are unsecured creditors. However, unlike the terms of our user agreement, the terms of Celsius’s user agreement unambiguously provided that the rights to cryptocurrency held, including ownership rights, belonged to Celsius. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, after consultation with internal and external legal counsel, we believe that the cryptocurrency we hold in custody for users of our platforms should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. Although we are well-capitalized, to the extent users are concerned that cryptocurrencies might not be secure in a bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline. There is also no definitive guidance on whether or how SAB 121 applies to broker-dealer entities in a corporate organizational structure where another, separate entity in that structure safeguards cryptocurrencies on behalf of users.

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

Our international expansion also subjects us to additional laws, regulations, or other government or regulatory scrutiny as discussed in “—Risks Related to Our Business—We recently started operating in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.” For example, when the provisions of Markets in the Crypto Asset Regulation (“MiCA”) take effect on December 30, 2024, we will be subject to the authorization, compliance, and disclosure regime of MiCA for crypto asset service providers (“CASP”) and issuers of certain crypto assets. We will need to obtain a MiCA compliant CASP license in our home member state and compliance with such regulation will require the implementation of new systems and processes, and updates to our policies. While MiCA provides member states with the option of implementing a transitional period from December 30, 2024 to July 1, 2026, at this time, Lithuania’s Ministry of Finance and the Bank of Lithuania have proposed a MiCA transitional period for registrants in Lithuania to June 1, 2025. The relevant Lithuanian authorities are actively preparing for MiCA regulation, but the application process in Lithuania has not yet been finalized. Notwithstanding the transitional period, however, if we are unable to obtain a MiCA compliant CASP license by the end of the year, we may need to cease operations in several member states in the EU. Obtaining a MiCA compliant

CASP license in our home EU member state could take longer than we expect and would adversely affect our international operations.

Our Crypto Transfers, Robinhood Wallet, and Robinhood Connect features could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

In the United States, we allow customers to deposit and withdraw cryptocurrencies to and from our RHC platform through our Crypto Transfers feature in the states in which RHC operates (other than New York, where our regulatory application is still pending). Crypto Transfers are processed using Robinhood’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, U.S. customers have access to a fiat-to-crypto on-ramp tool that developers can embed directly into their decentralized applications (“Robinhood Connect”), allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

Crypto Transfers initiated by users are subject to a heightened risk of user error. Under blockchain protocol, recording a transfer of cryptocurrency on the blockchain involves both the private key of the sending wallet and the unique public key of the receiving wallet. Such keys are strings of alphanumeric characters. In order for a customer to receive cryptocurrency on our RHC platform, the customer will need to arrange for the owner of an external source wallet to “sign” a transaction with the private key of that external wallet, directing a transfer of the cryptocurrency to our receiving custodial wallet by inputting the public key (which we will provide to the customer) of our custodial wallet. Similarly, in order to withdraw cryptocurrency from our RHC platform, the customer will need to provide us with the public key of the external wallet to which the cryptocurrency is to be transferred, and we will “sign” the transaction using the private key of our wallet. Some crypto networks might require additional information to be provided in connection with any transfer of cryptocurrency to or from our RHC platform. A number of errors could occur in the process of depositing or withdrawing cryptocurrencies to or from our RHC platform, such as typos, mistakes, or the failure to include information required by the blockchain network. For instance, a user might include typos when entering our custodial wallet’s public key or the desired recipient’s public key when depositing to and withdrawing from our RHC platform, respectively. Alternatively, a user could mistakenly transfer cryptocurrencies to a wallet address that he or she does not own or control, or for which the user has lost the private key. In addition, each wallet address is compatible only with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can be used to send and receive Bitcoin only. If any Ethereum, Dogecoin, or other cryptocurrency is sent to a Bitcoin wallet address, for example, or if any of the other foregoing errors occur, such cryptocurrencies could be permanently and irretrievably lost with no means of recovery.

With Robinhood Wallet, our self-custody, web3 wallet, customers have sole access and control over their cryptocurrencies on certain networks and personally hold and maintain their private keys. Although we do not custody cryptocurrencies held in a customer’s Robinhood Wallet and do not have access to customers’ private keys, customers who lose their private keys, and thus access to their Robinhood Wallet balances, may react negatively. Although our account agreements for Crypto Transfers and licensing agreements for Robinhood Wallet disclaim responsibility for losses caused by customer errors, such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

Additionally, allowing customers to deposit and withdraw cryptocurrencies to and from our RHC platform increases the risk that our RHC platform might be exploited to facilitate illegal activity such as fraud, gambling, money laundering, tax evasion, and scams. Crypto Transfers, Robinhood Wallet, and Robinhood Connect also expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and anti-money laundering and counter-terrorist financing laws, which among other things impose strict liability for transacting with prohibited persons. We engage blockchain analytics vendors to help determine whether the external wallets involved in Crypto Transfers are controlled by persons on prohibited lists or involved in fraudulent or illegal activity. However, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our vendors to detect in some circumstances. The use of our platforms for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in significant liabilities and reputational harm for us and could cause cryptocurrency trading volumes and transaction-based revenues to decline.
A temporary or permanent blockchain “fork” could adversely affect our business.

Most blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it and then propose that users and miners of Bitcoin, Ethereum or other blockchain protocols adopt the modification. When a modification is introduced and a substantial majority of miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted, although such modifications might cause certain cryptocurrencies to fail our Crypto Listing Frameworks. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of impacted blockchain protocol network and respective blockchain with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Bitcoin, Ethereum or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s cryptocurrency lacking interchangeability.

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

Moreover, we might decide not to or not be able to support a cryptocurrency resulting from the fork of a network which might cause our customers to lose confidence in us or reduce their engagement on our platforms. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customer’s assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to check whether the cryptocurrencies we support remain safe and secure. There are several considerations that we consider as part of our Crypto Listing Frameworks (including security or infrastructure concerns that might arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which might operate to limit our ability to support forks. Further, we generally do not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community. To the extent that we decide not to support, or to cease support of, certain forked cryptocurrencies, it could negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such forked cryptocurrencies on their platforms.

Whether we are obligated to provide services for a new and previously unsupported cryptocurrency is a question of contract, as recognized in recent published rulings of the California appellate courts and federal district courts. The user agreement each customer enters into in order to trade cryptocurrencies on our platforms clearly indicates that we have the sole discretion to determine whether we will support a forked network and the approach to such forked cryptocurrencies and that we may temporarily suspend trading for a cryptocurrency whose network is undergoing a fork without advanced notice to the customer. Regardless of the foregoing, we might in the future be subject to claims by customers arguing that they are entitled to receive certain forked cryptocurrencies by virtue of cryptocurrencies that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked cryptocurrency that we do not or are unable to support, we might be required to pay significant damages, fines or other fees to compensate customers for their losses.

Any inability to maintain adequate relationships with third-party banks, market makers, and liquidity providers with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings would disrupt our ability to offer cryptocurrency trading to customers.

We rely on third-party banks, market makers, and liquidity providers to provide cryptocurrency products and services to our customers. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platforms rely on direct settlements between us and our customers and direct settlements between us and our market makers or liquidity providers after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of market makers and liquidity providers to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers, market makers, and liquidity providers (as well as maintaining the minimum capital required by regulators). If we, third-party banks, market makers, or liquidity providers have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platforms and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platforms, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by market makers, our RHC customers’ orders for USD coin (“USDC”), a stablecoin backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions, are fulfilled directly from Circle Internet Financial, LLC (“Circle”), the original issuer and main liquidity provider of USDC. If in the future we decide to offer other stablecoins, which are cryptocurrencies designed to minimize price volatility, we may also work directly with other liquidity partners to fulfill those orders. If we cannot maintain sufficient relationships with Circle or any other liquidity providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

From time to time, we might encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies, which could cause revenues to decline and expose us to potential liability for customer losses.

Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platforms. If we are unable to identify, troubleshoot and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised and our platforms and technical infrastructure might be affected, all of which could cause trading volumes and transaction-based revenue to decline and expose us to potential liability for customer losses.
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
As a result of the stored value Spending Account program and the Robinhood Cash Card, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund

Transfer Act and Regulation E as implemented by the CFPB. As a result of Robinhood Credit, we are also subject to a number of state licensing and other regulatory requirements and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to obtain or maintain these licenses or to comply with these rules or requirements, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, and subject to fines and higher transaction fees. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.
Offering Robinhood Credit increases our exposure to customer defaults and credit risk and could result in losses.
We market consumer credit cards, such as the Robinhood Gold Card, originated by our partner bank, Coastal Bank, pursuant to the Program Agreement, and indemnify Coastal Bank for certain losses under the Program Agreement. We partner with Coastal Bank to develop proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate for credit risk in connection with selecting customers, managing accounts and establishing terms and credit limits. The revenue generated from the Program Agreement and the extent of credit losses incurred, as well as our ability to offer competitive features such as the Robinhood Gold Card Rewards Program, depends in part on managing credit risk while attracting new customers with profitable usage patterns. The models and approaches used to manage credit risk may not accurately predict future charge-offs and our ability to avoid high charge-off rates also may be adversely affected by general economic conditions including unemployment, the availability of consumer credit and the competitive environment, as well as events that may be difficult to predict, such as a general downturn in economic conditions (like the one that occurred in 2022) or public health threats (like the COVID-19 pandemic). Additionally, if any of these factors make it economically unfeasible for us to continue to offer the Robinhood Gold Card Rewards Program and we cease to offer such rewards, it might make Robinhood Credit products less desirable to customers. Any material increase in credit losses and defaults or inability to retain existing or attract new Robinhood Credit customers could have adverse effects on our financial condition and results of operations.
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

In addition, from time to time, proposals are introduced in the U.S. Congress and state legislatures, as well as by foreign governments, to impose new taxes on a broad range of financial transactions, including transactions that occur on our platforms, such as the buying and selling of stocks, derivative transactions, and cryptocurrencies. If enacted, such financial transaction taxes could increase the cost to customers of investing or trading on our platforms and reduce or adversely affect U.S. market conditions and liquidity, general levels of interest in investing, and the volume of trades and other transactions from which we derive transaction-based revenues. Any financial transaction tax implemented in any jurisdiction in which we operate could materially and adversely affect our business, financial condition, or results of operations, and as a retail brokerage we could be impacted to a greater degree than other market participants.

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

As of December 31, 2023, we have net operating loss carryforwards (“NOLs”) available to reduce future taxable income. However, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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
We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, AUC, and Gold Subscribers, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Funded Customers, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.
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

As of March 31, 2024, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities (“Founder Affiliates”) together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and Chair of our board of directors, and Mr. Bhatt, who is a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Charter and our Amended and Restated Bylaws (our “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

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

In addition, a third party attempting to acquire us or a substantial position in our Class A common stock might be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a FINRA member firm’s equity and would include a change in control of a parent company and similar approval from the Financial Conduct Authority, which regulates our U.K. authorized broker-dealer subsidiary , must be obtained in connection with any transaction resulting in a person or entity holding, directly or indirectly, 10% or more of the equity or voting power of a U.K. authorized person or the parent of a U.K. authorized person. These and any other applicable regulations relating to changes in control of us or our regulated subsidiaries could further have the effect of delaying or deterring a change in control of us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From January 1, 2024 through March 31, 2024 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended March 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1	Third Amended and Restated Credit Agreement, dated as of March 22, 2024, among Robinhood Securities LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2024-03-22	10.1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 8, 2024.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)