Form 10-Q
period 2024-06-30
Robinhood Markets, Inc.
filed 2024-08-08
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 762,910,826 and 121,766,715.

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

•our expectation to be able to allow customers to withdraw crypto from Robinhood Europe, UAB (“RHEC”) platform soon;

•our expectations with respect to our pending acquisition of Bitstamp Ltd. (“Bitstamp”);

•that if the improvements in our U.S. operating results continue, our belief that a reasonable probability exists that, within the next 24 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance would no longer be required;

•the Repurchase Program (as defined below) and our current expectations with respect to timing; and

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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(in millions, except share and per share data)	2023	2024
Assets
Current assets:
Cash and cash equivalents	$4,835	$4,524
Cash, cash equivalents, and securities segregated under federal and other regulations	4,448	4,584
Receivables from brokers, dealers, and clearing organizations	89	149
Receivables from users, net	3,495	5,040
Securities borrowed	1,602	2,217
Deposits with clearing organizations	338	551
Asset related to user cryptocurrencies safeguarding obligation	14,708	20,643
User-held fractional shares	1,592	2,011
Held-to-maturity investments	413	503
Prepaid expenses	63	65
Deferred customer match incentives	11	67
Other current assets	196	352
Total current assets	31,790	40,706
Property, software, and equipment, net	120	123
Goodwill	175	179
Intangible assets, net	48	45
Non-current held-to-maturity investments	73	2
Non-current deferred customer match incentives	19	159
Other non-current assets, including non-current prepaid expenses of $3 as of December 31, 2023 and $22 as of June 30, 2024	107	132
Total assets	$32,332	$41,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$384	$386
Payables to users	5,097	5,789
Securities loaned	3,547	5,091
User cryptocurrencies safeguarding obligation	14,708	20,643
Fractional shares repurchase obligation	1,592	2,011
Other current liabilities	217	220
Total current liabilities	25,545	34,140
Other non-current liabilities	91	84
Total liabilities	25,636	34,224
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and June 30, 2024.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 745,401,862 shares issued and outstanding as of December 31, 2023; 21,000,000,000 shares authorized, 761,554,053 shares issued and outstanding as of June 30, 2024.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 126,760,802 shares issued and outstanding as of December 31, 2023; 700,000,000 shares authorized, 122,991,716 shares issued and outstanding as of June 30, 2024.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and June 30, 2024.	—	—
Additional paid-in capital	12,145	12,223
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(5,446)	(5,101)
Total stockholders’ equity	6,696	7,122
Total liabilities and stockholders’ equity	$32,332	$41,346
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2023	2024	2023	2024
Revenues:
Transaction-based revenues	$193	$327	$400	$656
Net interest revenues	234	285	442	539
Other revenues	59	70	85	105
Total net revenues	486	682	927	1,300

Operating expenses:
Brokerage and transaction	39	40	75	75
Technology and development	207	209	406	405
Operations	36	46	78	90
Marketing	25	64	51	131
General and administrative	159	134	806	252
Total operating expenses	466	493	1,416	953

Other income, net	2	2	2	6
Income (loss) before income taxes	22	191	(487)	353
Provision for (benefit from) income taxes	(3)	3	(1)	8
Net income (loss)	$25	$188	$(486)	$345
Net income (loss) attributable to common stockholders:
Basic	$25	$188	$(486)	$345
Diluted	$25	$188	$(486)	$345
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.21	$(0.54)	$0.39
Diluted	$0.03	$0.21	$(0.54)	$0.38
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	904,984,863	881,076,624	900,977,045	878,198,015
Diluted	921,269,749	904,490,572	900,977,045	900,026,613
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Net income (loss)	$25	$188	$(486)	$345
Other comprehensive income (loss), net of tax:
Net losses on hedging instruments:
Net loss on hedging instruments during the period	(3)	—	(3)	—
Reclassification adjustment for net gains included in net income	—	2	—	3
Net gain (loss) on hedging instruments	(3)	2	(3)	3
Total other comprehensive income (loss), net of tax	(3)	2	(3)	3
Total comprehensive income (loss)	$22	$190	$(489)	$348
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2024
Operating activities:
Net income (loss)	$(486)	$345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35	35
Provision for credit losses	15	34
Share-based compensation	707	148
Other	—	(1)
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	—	(547)
Receivables from brokers, dealers, and clearing organizations	(41)	(60)
Receivables from users, net	(111)	(1,538)
Securities borrowed	(443)	(615)
Deposits with clearing organizations	(37)	(213)
Current and non-current prepaid expenses	9	(20)
Current and non-current deferred customer match incentives	(6)	(196)
Other current and non-current assets	(52)	(128)
Accounts payable and accrued expenses	51	(26)
Payables to users	410	692
Securities loaned	1,148	1,544
Other current and non-current liabilities	(1)	(23)
Net cash provided by (used in) operating activities	1,198	(569)
Investing activities:
Purchases of property, software, and equipment	—	(2)
Capitalization of internally developed software	(9)	(14)
Purchases of held-to-maturity investments	(575)	(302)
Proceeds from maturities of held-to-maturity investments	92	289
Purchases of credit card receivables	—	(70)
Collections of purchased credit card receivables	—	48
Business acquisition	—	(6)
Asset acquisition, net of cash acquired	—	(3)
Other	10	1
Net cash used in investing activities	(482)	(59)
Financing activities:
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	9	10
Taxes paid related to net share settlement of equity awards	(5)	(99)
Payments of debt issuance costs	(10)	(14)
Draws on credit facilities	10	11
Repayments on credit facilities	(10)	(11)
Borrowings on Credit Card Funding Trust	—	17
Repayments on Credit Card Funding Trust	—	(1)
Change in principal collected from customers due to Coastal Bank	—	7
Proceeds from exercise of stock options, net of repurchases	2	8
Net cash used in financing activities	(4)	(72)
Net increase (decrease) in cash, cash equivalents, segregated cash, and restricted cash	712	(700)
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	9,357	9,346
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$10,069	$8,646
Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$5,829	$4,524
Segregated cash and cash equivalents, end of the period	4,220	4,037
Restricted cash in other current assets, end of the period	—	69
Restricted cash in other non-current assets, end of the period	20	16
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$10,069	$8,646
Supplemental disclosures:
Cash paid for interest	$6	$8
Cash paid for income taxes, net of refund received	$2	$6
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of March 31, 2023	900,241,522	$—	$12,462	$—	$(5,416)	$7,046
Net income	—	—	—	—	25	25
Issuance of common stock in connection with Employee Stock Purchase Plan	1,225,069	—	9	—	—	9
Shares issued in connection with stock option exercises, net of repurchases	294,104	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	7,934,007	—	(3)	—	—	(3)
Change in other comprehensive income (loss)	—	—	—	(3)	—	(3)
Share-based compensation	—	—	112	—	—	112
Balance as of June 30, 2023	909,694,702	$—	$12,581	$(3)	$(5,391)	$7,187

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of March 31, 2024	878,360,256	$—	$12,176	$(2)	$(5,289)	$6,885
Net income	—	—	—	—	188	188
Shares issued in connection with stock option exercises, net of repurchases	560,457	—	4	—	—	4
Issuance of common stock in connection with Employee Share Purchase Plan	1,555,893	—	10	—	—	10
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	4,069,163	—	(59)	—	—	(59)
Change in other comprehensive income (loss)	—	—	—	2	—	2
Share-based compensation	—	—	92	—	—	92
Balance as of June 30, 2024	884,545,769	$—	$12,223	$—	$(5,101)	$7,122
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(486)	(486)
Shares issued in connection with stock option exercises, net of repurchases	796,966	—	2	—	—	2
Issuance of common stock in connection with Employee Stock Purchase Plan	1,225,069	—	9	—	—	9
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	14,921,096	—	(5)	—	—	(5)
Change in other comprehensive income (loss)	—	—	—	(3)	—	(3)
Share-based compensation	—	—	714	—	—	714
Balance as of June 30, 2023	909,694,702	$—	$12,581	$(3)	$(5,391)	$7,187

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	345	345
Shares issued in connection with stock option exercises, net of repurchases	1,825,473	—	8	—	—	8
Issuance of common stock in connection with Employee Stock Purchase Plan	1,555,893	—	10	—	—	10
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	9,001,739	—	(99)	—	—	(99)
Change in other comprehensive income (loss)	—	—	—	3	—	3
Share-based compensation	—	—	159	—	—	159
Balance as of June 30, 2024	884,545,769	$—	$12,223	$—	$(5,101)	$7,122
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Market maker:
Citadel Securities, LLC	12%	12%	13%	12%
All others individually less than 10%	26%	34%	28%	36%
Total as percentage of total revenue:	38%	46%	41%	48%

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

and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. We continuously monitor if any changes in the interest or relationship with the entity may impact the determination of whether we are still the primary beneficiary and require us to revise our previous conclusion.
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the six months ended June 30, 2024 that materially impacted our unaudited condensed consolidated financial statements and related disclosures.
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
NOTE 3: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Transaction-based revenues:
Options	$127	$182	$260	$336
Cryptocurrencies	31	81	69	207
Equities	25	40	52	79
Other	10	24	19	34
Total transaction-based revenues	193	327	400	656

Net interest revenues:
Margin interest	57	73	110	145
Interest on corporate cash and investments	74	66	142	136
Interest on segregated cash, securities, and deposits	52	68	97	126
Cash Sweep	29	44	51	83
Securities lending, net	27	34	53	49
Credit card, net	—	6	—	12
Interest expenses related to credit facilities	(5)	(6)	(11)	(12)
Total net interest revenues	234	285	442	539

Other revenues
Gold subscription revenues	18	26	35	49
Proxy revenues	38	38	45	45
Other	3	6	5	11
Total other revenues	$59	$70	$85	$105

Total net revenues	$486	$682	$927	$1,300
Robinhood Match Incentives
We offer a match incentive on customers’ eligible contributions to their retirement accounts and, from time to time, an incentive on other transfers of assets to our platform. We also provide a match on eligible cash deposits made by Robinhood Gold users. The match on retirement contributions and asset transfers are paid upfront and are subject to forfeiture if the recipient does not hold the contributed funds or transferred assets in their account for a specified period of time. These incentives are deferred and recognized over the specified holding period as a reduction to revenue. Match on eligible cash deposits are paid out on a monthly basis ratably over the specified earning period. Future match payments are forfeited if deposits are not held on the platform over the specified earning period. These matches are recognized as a reduction to revenue when earned. The matches are allocated to certain revenue categories on a proportional basis. For the three and six months ended June 30, 2023 and 2024, no impairments were recognized.

Fully-Paid Securities Lending

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Interest revenue	$13	$27	$23	$40
Interest expense	(1)	(4)	(3)	(6)
Fully-Paid Securities Lending, net	$12	$23	$20	$34
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

The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2024	$87	4
End of the period, June 30, 2024	137	8
Changes during the period	$50	$4
The difference between the opening and ending balances of our contract receivables was primarily driven by higher transaction-based revenues due to increased trading volumes as well as higher revenues from our proxy services, and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liabilities balance in the six months ended June 30, 2024.

NOTE 4: BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Pending Acquisition of Bitstamp
On June 6, 2024, we entered into an agreement to acquire all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers. The aggregate consideration to be paid by us is expected to be approximately $200 million, subject to customary purchase price adjustments set forth in the agreement and payable in cash. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025.
Asset Acquisitions
On January 3, 2024, we acquired all outstanding stock of MNA Holdco LLC and its subsidiary Marex North America LLC (“MNA”) and licenses held by MNA for approximately $3 million (net of cash acquired in the amount of $125 million), which was determined to be an asset acquisition. The license acquired was recognized as an indefinite-lived intangible asset.
NOTE 5: ALLOWANCE FOR CREDIT LOSSES
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Beginning balance	$20	$19	$18	$15
Provision for credit losses	6	4	15	10
Write-offs	(6)	(8)	(13)	(10)
Ending balance	$20	$15	$20	$15
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
The following table summarizes the allowance related to off-balance sheet credit card receivables, shown as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2024	2024
Beginning balance	$32	$32
Provision for credit losses	11	19
Credit loss payments to Coastal Bank	(9)	(18)
Recoveries	—	1
Ending balance	$34	$34

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers, shown as a reduction of receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2024	2024
Beginning balance	$2	$1
Provision for credit losses	3	5
Write-offs	(2)	(3)
Ending balance	$3	$3

NOTE 6: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2023 and June 30, 2024, we had $500 million and $750 million of available-for-sale time deposits classified as cash equivalents on the unaudited condensed consolidated balance sheets. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.
Held-to-maturity
The following tables summarize our held-to-maturity investments:

	December 31, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$205	$—	$—	$(1)	$204
U.S. Treasury securities	202	—	—	—	202
U.S. government agency securities	42	—	—	—	42
Certificates of deposit	34	—	—	—	34
Commercial paper	3	—	—	—	3
Total held-to-maturity investments	$486	$—	$—	$(1)	$485

	June 30, 2024
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$371	$—	$—	$—	$371
Corporate debt securities	124	—	—	(1)	123
U.S. government agency securities	10	—	—	—	10
Total held-to-maturity investments	$505	$—	$—	$(1)	$504
There were no sales of held-to-maturity investments during the three and six months ended June 30, 2024.
The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity; the [maximum maturity is two years]:

	December 31, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$153	$52	$205
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$413	$73	$486

Fair value
Debt securities:
Corporate debt securities	$152	$52	$204
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$412	$73	$485

	June 30, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$371	$—	$371
Corporate debt securities	124	—	124
U.S. government agency securities	8	2	10
Total held-to-maturity investments	$503	$2	$505

Fair value
Debt securities:
U.S. Treasury securities	$371	$—	$371
Corporate debt securities	123	—	123
U.S. government agency securities	8	2	10
Total held-to-maturity investments	$502	$2	$504
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$500	$—	$500
Money market funds	146	—	—	146
Deposits with clearing organizations:
U.S. Treasury securities(1)	50	—	—	50
Other current assets:
Stablecoin	20	—	—	20
Equity securities - securities owned	10	—	—	10
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	14,708	—	14,708
User-held fractional shares	1,592	—	—	1,592
Total financial assets	$1,820	$15,208	$—	$17,028

Liabilities
Accounts payable and accrued expenses:
User cryptocurrencies safeguarding obligation	$—	$14,708	$—	$14,708
Fractional shares repurchase obligations	1,592	—	—	1,592
Total financial liabilities	$1,592	$14,708	$—	$16,300

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$750	$—	$750
Money market funds	113	—	—	113
U.S. Treasury securities	8	—	—	8
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	695	—	—	695
Deposits with clearing organizations:
U.S. Treasury securities(1)	149	—	—	149
Other current assets:
Stablecoin	111	—	—	111
Equity securities - securities owned	13	—	—	13
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	20,643	—	20,643
User-held fractional shares	2,011	—	—	2,011
Total financial assets	$3,102	$21,393	$—	$24,495

Liabilities
User cryptocurrencies safeguarding obligation	$—	$20,643	$—	$20,643
Fractional shares repurchase obligations	2,011	—	—	2,011
Total financial liabilities	$2,011	$20,643	$—	$22,654
____________________________
(1) U.S. Treasury securities were pledged to a clearing organization to meet margin requirements for our security lending program.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$204	$—	$204
U.S. Treasury securities	202	—	—	202
U.S. government agency securities	—	42	—	42
Certificates of deposit	—	34	—	34
Commercial paper	—	3	—	3
Total held-to-maturity investments	$202	$283	$—	$485

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$371	$—	$—	$371
Corporate debt securities	—	123	—	123
U.S. government agency securities	—	10	—	10
Total held-to-maturity investments	$371	$133	$—	$504
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
During the six months ended June 30, 2024, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

	December 31,	June 30,
(in millions)	2023	2024
Bitcoin (BTC)	$6,149	$9,204
Ethereum (ETH)	3,761	5,105
Dogecoin (DOGE)	3,319	4,298
Other	1,479	2,036
Total user cryptocurrencies safeguarding obligation and corresponding asset	$14,708	$20,643
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2023 and June 30, 2024.
NOTE 7: DERIVATIVES AND HEDGING ACTIVITIES
In 2023, we entered into two interest rate floors that were designated as cash flow hedges of interest rate risk associated with our margin receivables. One interest rate floor with a notional amount of $2 billion was effective as of June 30, 2023. Another with a notional amount of $1 billion was effective as of January 1, 2024. Both interest rate floors had a maturity of six months.

Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate floors will be reclassified to net interest revenues as interest payments are received or paid on the hedged items. During the next 12 months, we expect to reclassify an immaterial amount of losses from AOCI as a reduction to net interest revenues.

The following table summarizes the amount of gain or loss recognized in AOCI on our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Derivatives designated as hedging instruments:
Loss on derivatives included in effectiveness assessment	$(3)	$—	$(3)	$—
Loss reclassified from AOCI into net interest revenues included in effectiveness assessment	—	2	—	3
Total	$(3)	$2	$(3)	$3

The following table summarizes the components of AOCI related to hedging activities on our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Beginning balance	$—	$(2)	$—	$(3)
Other comprehensive loss before reclassifications, net of tax	(3)	—	(3)	—
Reclassification adjustment for net gains included in net interest revenues, net of tax	—	2	—	3
Other comprehensive gain (loss) after reclassifications, net of tax	$(3)	$2	$(3)	$3
Ending balance	$(3)	$—	$(3)	$—

NOTE 8: INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2023	2024	2023	2024
Income (loss) before income taxes	$22	$191	$(487)	$353
Provision for (benefit from) income taxes	(3)	3	(1)	8
Effective tax rate	(15.7)%	1.8%	0.2%	2.4%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three and six months ended June 30, 2023 and June 30, 2024, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the six months ended June 30, 2024, we believe it is more likely than not that the tax benefits of the remaining U.S. federal, state, and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
In June 2024, California's Governor signed Senate Bill 167 (“SB 167”), which temporarily suspends the use of California net operating losses and imposes a cap on business incentive tax credits that we can utilize against our income taxes, and Senate Bill 175 (“SB 175”), allows for the recovery of suspended credits. We believe the recent tax legislation changes provided under SB 167 and SB 175 do not materially impact our income tax provision and do not change our evaluation of the valuation allowance against deferred tax assets in California as of June 30, 2024.
NOTE 9: SECURITIES BORROWING AND LENDING
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross on our unaudited condensed consolidated balance sheets.
When we borrow fully-paid securities from users and third parties, we provide cash collateral to our users and third parties, which represents our rights to the collateral provided to our users and third parties and is recorded as “securities borrowed”, an asset, on our unaudited condensed consolidated balance sheets. When we lend securities to third parties, we receive cash as collateral, which represents our obligation to return the collateral and is recorded as “securities loaned”, a liability, on our unaudited condensed consolidated balance sheets.
The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2023 and June 30, 2024:

	December 31,	June 30,
(in millions)	2023	2024
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$1,602	$2,217
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	1,602	2,217
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	1,602	2,217
Fair value of securities borrowed from users and third parties	(1,536)	(2,155)
Net amount	$66	$62

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$3,547	$5,091
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	3,547	5,091
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	3,547	5,091
Fair value of securities pledged to counterparties	(3,188)	(4,662)
Net amount	$359	$429
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2023 and June 30, 2024, we were permitted to re-pledge securities with a fair value of $4.78 billion and $6.87 billion under margin account agreements with users, and securities with a fair value of an immaterial balance and $1 million that we borrowed under the master securities loan agreements (“MSLAs”) with third parties. Under the Fully-Paid Securities Lending program, as of June 30, 2024, we were permitted to borrow securities with a fair value of $25.51 billion including securities with a fair value of $2.15 billion that we had borrowed from users.
As of December 31, 2023 and June 30, 2024, we had re-pledged securities with a fair value of $3.19 billion and $4.66 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2023 and June 30, 2024, we had re-pledged $676 million and $942 million of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
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

Borrowings under the RHM March 2024 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term SOFR (“Secured Overnight Financing Rate”) plus an applicable margin rate of 1.50%. For purposes of the RHM Credit Agreement, the Alternative Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2024 Credit Agreement.
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
As of December 31, 2023 and June 30, 2024, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.

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
Our exposure to losses in the Trust is limited to the carrying value of net assets held by the Trust, including expected credit losses related to the purchased credit card receivables (Refer to Note 5 - Allowance for Credit Losses). For the Trust, the creditors have no recourse to our general credit and the liabilities of the Trust can only be settled by the Trust’s assets. Additionally, the assets of the Trust can only be used to settle obligations of the Trust.
The credit card receivables of the Trust have risks and characteristics similar to other off-balance sheet credit card receivables owned by Coastal Bank and were underwritten to the same standard. Accordingly, the performance of these assets is expected to be similar to other comparable credit card receivables.
As of June 30, 2024, the Trust had one arrangement in place to borrow up to $100 million. Borrowings under this arrangement bear interest at an annual rate of SOFR plus 2.75% for outstanding borrowings less than $50 million, and SOFR plus 2.50% for outstanding borrowings greater than $50 million. During the six months ended June 30, 2024, we purchased $70 million of credit card receivables. As of June 30, 2024, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $19 million, and the outstanding balance of borrowing principal and interest was $16 million. There were no purchases of credit card receivables or borrowings under this arrangement for the year ended December 31, 2023. For the three and six months ended June 30, 2024, the related interest revenue and interest expense of the Trust were immaterial.
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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of June 30, 2024, the off-balance sheet credit card receivables funded under the Program Agreement was $191 million.

Transaction Settlement

In the normal course of business, we engage in activities involving settlement and financing of securities transactions. User securities transactions are recorded on a settlement date basis. Effective May 2024, settlement date for equities has been shortened from two business days after the trade date to one business day after the trade date, while the settlement date for options remains unchanged at one business day after the trade date. These activities may expose us to off-balance sheet risk in the event that the other party to the transaction is unable to fulfill its contractual obligations. In such events, we may be required to purchase financial instruments at prevailing market prices in order to fulfill our obligations.
NOTE 11: COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
As of June 30, 2024, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of June 30, 2024, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of June 30, 2024, the warrants had not been exercised and were included as a component of additional paid-in capital on the unaudited condensed consolidated balance sheets.
Share Repurchase Program
On May 28, 2024, we announced that our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. While the Repurchase Program does not have an expiration date, we currently expect to conduct the Repurchase Program over a period of two to three years, beginning in the third quarter of 2024.
The timing and amount of repurchase transactions will be determined by us from time to time at our discretion based on our evaluation of market conditions, share price, and other factors. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. All shares repurchased will be subsequently retired.
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
As of June 30, 2024, an aggregate of 448 million shares had been authorized for issuance under our Amended and Restated 2013 Stock Plan, as amended, 2020 Equity Incentive Plan, as amended, and 2021 Plan, of which 142 million shares had been issued under the plans, 63 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 243 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the six months ended June 30, 2024, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	34,551,998	$14.99
Granted	15,217,989	17.14
Vested	(14,276,994)	16.11
Forfeited	(4,160,869)	15.58
Unvested at June 30, 2024	31,332,124	$15.44
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares (the “2021 Founders Award Cancellation”). We recognized $485 million SBC expense related to the cancellation during the six months ended June 30, 2023, which was included in the general and administrative expense on our unaudited condensed statement of operations. No further expense associated with these awards was recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
The following table summarizes the activity related to our Market-Based RSUs for the six months ended June 30, 2024:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	345,796	22,130,926	22,476,722	$25.67
Granted	—	—	—
Vested	(172,897)	—	(172,897)	2.34
Forfeited	(115,264)	(5,993,795)	(6,109,059)	25.59
Unvested at June 30, 2024	57,635	16,137,131	16,194,766	$25.95
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Brokerage and transaction	$2	$3	$4	$5
Technology and development	56	52	110	96
Operations	1	2	3	4
Marketing	1	1	2	3
General and administrative	49	28	588	40
Total(1)	$109	$86	$707	$148
________________
(1)For the three and six months ended June 30, 2023, SBC expense primarily consisted of $81 million and $148 million related to Time-Based RSUs and $25 million and $553 million related to Market-Based RSUs. For the three and six months ended June 30, 2024, SBC expense primarily consisted of $81 million and $149 million related to Time-Based RSUs and $1 million and negative $8 million related to Market-Based RSUs, as portion of the Market-Based RSUs became fully vested in prior periods and was net of an $11 million reversal of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer during the first quarter of 2024.

We capitalized SBC expense related to internally developed software of $6 million and $11 million during the three and six months ended June 30, 2024 compared to $3 million and $7 million for the same periods in the prior year.
As of June 30, 2024, there was $390 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 0.88 years.

NOTE 12: NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income (loss) per share:

(in millions, except share and per share data)	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share (“EPS”):
Numerator
Net income (loss)	$21	$4	$162	$26	$(417)	$(69)	$296	$49
Net income (loss) attributable to common stockholders	$21	$4	$162	$26	$(417)	$(69)	$296	$49
Denominator
Weighted-average common shares outstanding - basic	777,563,804	127,421,059	757,466,271	123,610,353	773,416,723	127,560,322	753,481,841	124,716,174
Basic EPS	$0.03	$0.03	$0.21	$0.21	$(0.54)	$(0.54)	$0.39	$0.39

Diluted EPS:
Numerator
Net income (loss)	$21	$4	$162	$26	$(417)	$(69)	$296	$49
Reallocation of net income as a result of conversion of Class B to Class A common stock	4	—	26	—	—	—	49	—
Reallocation of net income to Class B common stock			—	(1)			—	(1)
Net income (loss) for diluted EPS	$25	$4	$188	$25	$(417)	$(69)	$345	$48
Denominator
Weighted-average common shares outstanding - basic	777,563,804	127,421,059	757,466,271	123,610,353	773,416,723	127,560,322	753,481,841	124,716,174
Dilutive effect of stock options and unvested shares	16,284,886	—	23,413,948	—	—	—	21,828,598	—
Conversion of Class B to Class A common stock	127,421,059	—	123,610,353	—	—	—	124,716,174	—
Weighted-average common shares outstanding - diluted	921,269,749	127,421,059	904,490,572	123,610,353	773,416,723	127,560,322	900,026,613	124,716,174
Diluted EPS	$0.03	$0.03	$0.21	$0.21	$(0.54)	$(0.54)	$0.38	$0.38
The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Time-Based RSUs	21,854,966	903,985	54,800,356	1,861,749
Market-Based RSUs	22,130,926	16,137,131	22,707,254	16,137,131
Stock options	3,259,284	—	14,131,580	—
Warrants	14,278,034	14,278,034	14,278,034	14,278,034
Employee Stock Purchase Plan ("ESPP")	—	—	365,406	—
Total anti-dilutive securities	61,523,210	31,319,150	106,282,630	32,276,914

NOTE 13: LEASES
Our operating leases are comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	June 30,
(in millions)	Classification	2023	2024
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$68	$66

Lease liabilities:
Current operating lease liabilities	Other current liabilities	20	21
Non-current operating lease liabilities	Other non-current liabilities	89	84
Total lease liabilities		$109	$105
Cash flows related to leases were as follows:

	Six Months Ended June 30,
(in millions)	2023	2024
Operating cash flows:
Payments for operating lease liabilities	$14	$13
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$—	$5
NOTE 14: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $190 million as of December 31, 2023 and $177 million as of June 30, 2024. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry, and many other industries in which we operate, are highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increase in litigation and regulatory investigations involving the brokerage, cryptocurrency, and credit card industries. Litigation has included and may in the future include class action suits that generally seek substantial and, in some cases, punitive damages. Federal and state regulators, exchanges, other SROs, or international regulators investigate issues related to regulatory compliance that may result in enforcement action. We are also subject to periodic regulatory audits and inspections that have in the past and could in the future lead to enforcement investigations or actions.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of June 30, 2024 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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

Brokerage Enforcement Matters
FINRA Enforcement staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility, the Over-the-Counter Reporting Facility, the Order Audit Trail System, and the Consolidated Audit Trail; RHS’s reporting of accounts holding significant options positions to the Large Option Position Report system; processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer System (“ACATS”); responses to Electronic Blue Sheets requests from FINRA; the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmo Health, Inc, in December 2022 (the “Q4 2022 Processing Error”); RHF’s and RHS’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; collaring the prices of certain trade orders; RHS’s and RHF’s compliance with best execution obligations; RHS’s compliance with FINRA Rules 6190, 5260, and 6121; RHS’s and RHF’s compliance with regulations governing the delivery of required documents; matters related to RHS’s and RHF’s supervision of technology; origin code reporting; and customer complaint supervision and restriction issues. We are cooperating with these investigations.

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

On May 4, 2024, RHC received a “Wells Notice” (the “May 2024 Wells Notice”) from the Staff of the SEC (the “SEC Staff”) stating that the SEC Staff has advised RHC that it made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. The potential action may involve a civil injunctive action, public administrative proceeding, and/or a cease-and-desist proceeding and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and censure, revocation, and limitations on activities.

Account Takeovers, Anti-Money Laundering, and Cybersecurity Matters
FINRA Enforcement and the SEC Division of Enforcement are investigating account takeovers (i.e., circumstances under which an unauthorized actor successfully logs into a customer account), as well as anti-money laundering compliance and cybersecurity issues. The SEC Division of Enforcement is also investigating the data security incident we experienced in November 2021 when an unauthorized third-party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”). In March 2024, FINRA closed its investigation of the November 2021 Data Security Incident. The SEC’s Division of Enforcement and the U.S. Federal Deposit Insurance Corporation (“FDIC”) are also investigating issues related to compliance with the Electronic Funds Transfer Act. We are cooperating with these investigations.

Text Message Litigation
In August 2021, Cooper Moore filed a putative class action against RHF alleging that RHF initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington state law. The complaint seeks unspecified total statutory and treble monetary damages, injunctive relief, and attorneys’ fees and costs. The case is currently pending in the U.S. District Court for the Western District of Washington. RHF filed a motion to dismiss the complaint. In February 2022, Moore and Andrew Gillette filed an amended complaint, which RHF again moved to dismiss. In August 2022, the court denied RHF’s motion to dismiss. The parties reached a settlement in principle to resolve this matter and in July 2024, the court granted final approval of the $9 million settlement.

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
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. In August 2023, the Massachusetts Supreme Judicial Court reversed the decision of the Massachusetts Superior Court. In January 2024, we settled this matter with the MSD related to supervision of certain product features and marketing strategies, the March 2020 Outages, and our options trading approval process, as well as the November 2021 Data Security Incident, under which we paid a $7.5 million fine and engaged an independent consultant to review, among other things, implementation of the FINRA independent’s recommendations, policies and procedures regarding certain application features, and cybersecurity measures. RHF has dismissed its state court action.
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
In November 2021, the court dismissed the federal antitrust complaint without prejudice. In January 2022, plaintiffs filed an amended complaint in connection with the federal antitrust tranche and Robinhood moved to dismiss the amended complaint. In May 2022, the court dismissed the federal antitrust complaint with prejudice. In June 2024, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s order.
In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. The complaint seeks unspecified monetary damages, costs and expenses, and other relief. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss. In November 2023, the court denied Plaintiffs’ motion for class certification without prejudice. In April 2024, the court denied Plaintiffs’ motion for leave to file a renewed motion for class certification. On May 28, 2024, Robinhood notified the court that it had reached a settlement in principle with the Plaintiffs in their individual capacities. Robinhood subsequently notified the court that one of these Plaintiffs was unwilling to sign the settlement agreement and requested additional time to negotiate with that individual. The court has provided the parties until August 13, 2024 to report on the status of those negotiations.
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
Pay transparency litigation
In July 2024, RHM, RHY, and RHC were sued in a putative class action captioned John Milito v. Robinhood Markets, Inc. et. al., alleging that Robinhood violated Washington’s Equal Pay and Opportunity Act, RCW 49.58.110, because some of the Company’s job postings allegedly failed to include a wage scale or salary range. The complaint seeks unspecified total statutory damages, attorneys’ fees and costs, injunctive relief, and declaratory relief. The case is currently pending in the Superior Court in King County in Washington.

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
Data as of and for the three and six months ended June 30, 2023 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, and cash and assets earned in connection with Company promotions (such as account transfer and retirement match incentives and free stock bonuses) received by customers, net of reversals, customer cash withdrawals, margin interest, Gold subscription fees, and other assets transferred out of our platforms (assets transferred in or out include debit card transactions, Automated Customer Account Transfer Service transfers, and custodial crypto wallet transfers) for a stated period. Prior to the second quarter of 2024, Net Deposits did not include inflows from cash and assets earned in connection with Company promotions and prior to January 2024, Net Deposits did not include inflows from dividends and interest or outflows from Robinhood Gold subscription fees and margin interest, although we have not restated amounts in prior periods as the impact to those figures was immaterial.
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
•Investment Account: We define an Investment Account as a funded individual brokerage account or a funded individual retirement account (“IRA”). As of June 30, 2024, a Funded Customer can have up to three Investment Accounts - individual brokerage account, traditional IRA, and Roth IRA.
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
Financial Results and Performance
With respect to the three months ended June 30, 2024, as compared to the three months ended June 30, 2023:
•total net revenues increased 40% to $682 million compared to $486 million;
•net income was $188 million, or diluted EPS of $0.21, compared to $25 million, or $0.03 diluted EPS;
•operating expenses increased 6% to $493 million compared to $466 million;

◦SBC expense decreased 21% to $86 million compared to $109 million;
•our Adjusted EBITDA (non-GAAP) increased 99% to $301 million compared to $151 million;
•Funded Customers increased 4% to 24.2 million compared to 23.2 million, and Investment Accounts increased by 1.4 million to 24.8 million;
•AUC increased 57% to $139.7 billion compared to $88.8 billion driven by continued Net Deposits and higher equity and cryptocurrency valuations;
•Net Deposits were $13.2 billion, an annualized growth rate of 41% relative to AUC at the end of the first quarter of 2024, compared to $4.1 billion, an annualized growth rate of 21% relative to AUC at the end of the first quarter of 2023. Over the past twelve months, Net Deposits were $33.0 billion, a growth rate of 37% relative to AUC at the end of the second quarter of 2023;
•ARPU increased 35% to $113 compared to $84; and
•Gold Subscribers increased 61% to 1.98 million compared to 1.23 million;
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments
Share Repurchase Program
On May 28, 2024, we announced that our board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of our outstanding Class A common stock. Refer to Note 11 - Common Stock and Stockholders' (Deficit) Equity to our unaudited consolidated financial statements in this Quarterly Report for more information.
Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended June 30,
	2023	2024	% Change
Funded Customers(1) (in millions)	23.2	24.2	4%
AUC(2) (in billions)	$88.8	$139.7	57%
Net Deposits (in billions)	$4.1	$13.2	NM
ARPU (in dollars)	$84	$113	35%
Gold Subscribers (in millions)	1.23	1.98	61%

________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended June 30,
(in millions)	2023	2024	% Change
Beginning Funded Customers	23.1	23.9	3%
New Funded Customers	0.2	0.5	150%
Resurrected Customers	0.1	0.1	—%
Churned Customers	(0.2)	(0.3)	50%
Ending Funded Customers	23.2	24.2	4%
(2)The following table sets out the components of AUC by type of asset:

	Three Months Ended June 30,
(in billions)	2023	2024	% Change
Equities	$62.8	$96.3	53%
Cryptocurrencies	11.5	20.7	80%
Options	0.5	1.1	120%
Cash held by Customers	17.2	26.6	55%
Receivables from Customers (primarily margin balances)	(3.2)	(5.0)	56%
AUC	$88.8	$139.7	57%
The following table describes the changes within AUC:

	Three Months Ended June 30,
(in billions)	2023	2024	% Change
Beginning AUC	$78.4	$129.6	65%
Net Deposits	4.1	13.2	NM
Net market gains (losses)	6.3	(3.1)	(149)%
Ending AUC	$88.8	$139.7	57%

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
The following table presents a reconciliation of net income (loss), which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Net income (loss)	$25	$188	$(486)	$345
Add:
Interest expenses related to credit facilities	5	6	11	12
Provision for (benefit from) income taxes	(3)	3	(1)	8
Depreciation and amortization	15	18	35	35
EBITDA (non-GAAP)	42	215	(441)	400
Add: SBC
2021 Founders Award Cancellation	—	—	485	—
SBC Excluding 2021 Founders Award Cancellation	109	86	222	148
Adjusted EBITDA (non-GAAP)	$151	$301	$266	$548

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues:
Transaction-based revenues	$193	$327	$400	$656
Net interest revenues	234	285	442	539
Other revenues	59	70	85	105
Total net revenues	486	682	927	1,300

Operating expenses:(1)
Brokerage and transaction	39	40	75	75
Technology and development	207	209	406	405
Operations	36	46	78	90
Marketing	25	64	51	131
General and administrative	159	134	806	252
Total operating expenses	466	493	1,416	953
Other income, net	2	2	2	6
Income (loss) before income taxes	22	191	(487)	353
Provision for (benefit from) income taxes	(3)	3	(1)	8
Net income (loss)	$25	$188	$(486)	$345
_______________
(1)Includes SBC expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024
Brokerage and transaction	$2	$3	$4	$5
Technology and development	56	52	110	96
Operations	1	2	3	4
Marketing	1	1	2	3
General and administrative	49	28	588	40
Total SBC expense	$109	$86	$707	$148

Comparison of the Three and Six Months Ended June 30, 2023 and 2024
Revenues
Transaction-Based Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Transaction-based revenues:
Options	$127	$182	43%	$260	$336	29%
Cryptocurrencies	31	81	161%	69	207	200%
Equities	25	40	60%	52	79	52%
Other	10	24	140%	19	34	79%
Total transaction-based revenues	$193	$327	69%	$400	$656	64%
Transaction-based revenues as a % of total net revenues:
Options	26%	27%		28%	26%
Cryptocurrencies	6%	12%		7%	16%
Equities	5%	6%		6%	6%
Other	3%	4%		2%	2%
Total transaction-based revenues	40%	49%		43%	50%
Transaction-based revenues increased by $134 million and $256 million for the three and six months ended June 30, 2024, primarily driven by increases of $50 million and $138 million in cryptocurrencies, $55 million and $76 million in options, and $15 million and $27 million in equities.
Cryptocurrencies revenues increased as a result of an 81% and 85% increase in the average Notional Trading Volume traded per trader and a 22% and 35% increase in the number of users placing cryptocurrency trades. In addition, cryptocurrencies revenues benefited from a higher rebate rate from crypto market makers (an increase was effective in May 2024).
Options revenues increased due to a 28% and 20% increase in the number of users placing option trades and a 38% and 32% increase in Options Contracts Traded. For the three months ended June 30, 2024, we also experienced higher option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. Options revenues was reduced by $8 million due to match incentives paid to our customers (Refer to Note 3 - Revenues to our unaudited condensed consolidated financial statements in this Quarterly Report for more information).
Equities revenues increased primarily driven by a 31% and 27% increase in the average Notional Trading Volume traded per trader and a 19% and 16% increase in the number of users placing equity trades. In addition, we experienced higher equity rebate rates due to increased spreads in securities pricing.

Net Interest Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Net interest revenues:
Margin interest	$57	$73	28%	$110	$145	32%
Interest on corporate cash and investments	74	66	(11)%	142	136	(4)%
Interest on segregated cash, securities, and deposits	52	68	31%	97	126	30%
Cash Sweep	29	44	52%	51	83	63%
Securities lending, net	27	34	26%	53	49	(8)%
Credit card, net	—	6	NM	—	12	NM
Interest expenses related to credit facilities	(5)	(6)	20%	(11)	(12)	9%
Total net interest revenues	$234	$285	22%	$442	$539	22%
Net interest revenues as a % of total net revenues:
Margin interest	12%	11%		12%	11%
Interest on corporate cash and investments	15%	10%		15%	10%
Interest on segregated cash, securities, and deposits	10%	10%		10%	10%
Cash Sweep	6%	6%		6%	6%
Securities lending, net	6%	5%		6%	4%
Credit card, net	—%	1%		—%	1%
Interest expenses related to credit facilities	(1)%	(1)%		(1)%	(1)%
Total net interest revenues	48%	42%		48%	41%
Net interest revenues increased by $51 million and $97 million for the three and six months ended June 30, 2024. These increases were driven by growth in most of our interest-earning assets balances and the higher short-term interest rate environment due to the rise in the federal funds rate, which positively impacted the interest rate we receive on these assets. These increases were offset by decreases in interest revenues earned from corporate cash and investments driven by lower cash and cash equivalents balances.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net (2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities (5)	Total net interest revenues
Three Months Ended June 30, 2024
June 30, 2024	$4,956	$10,164	$20,858	$212	$36,190
March 31, 2024	4,115	10,328	19,049	197	33,689
Average(3)	4,431	10,249	19,823	201	34,704
Revenue (expense)	73	134	44	6	257	$34	$(6)	$285
Annualized yield(4)	6.59%	5.23%	0.89%	11.94%	2.96%			3.28%

Three Months Ended March 31, 2024
March 31, 2024	$4,115	$10,328	$19,049	$197	$33,689
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	3,763	10,007	17,576	201	31,547
Revenue (expense)	72	128	39	6	245	$15	$(6)	$254
Annualized yield(4)	7.65%	5.12%	0.89%	11.94%	3.11%			3.22%

Three Months Ended June 30, 2023
June 30, 2023	$3,314	$10,758	$11,903	N/A	$25,975
March 31, 2023	3,117	10,405	8,881	N/A	22,403
Average(3)	3,164	10,395	10,404	N/A	23,963
Revenue (expense)	57	126	29	N/A	212	$27	$(5)	$234
Annualized yield(4)	7.21%	4.85%	1.11%	N/A	3.54%			3.91%
	—%
Six Months Ended June 30, 2024
June 30, 2024	$4,956	$10,164	$20,858	$212	$36,190
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	4,094	10,099	18,650	202	33,045
Revenue (expense)	145	262	83	12	502	$49	$(12)	$539
Annual yield(4)	7.08%	5.19%	0.89%	11.88%	3.04%			3.26%

Six Months Ended June 30, 2023
June 30, 2023	$3,314	$10,758	$11,903	N/A	$25,975
December 31, 2022	3,089	9,530	5,837	N/A	18,456
Average(3)	3,147	10,245	8,938	N/A	22,330
Revenue (expense)	110	239	51	N/A	400	$53	$(11)	$442
Annual yield(4)	6.99%	4.67%	1.14%	N/A	3.58%			3.96%

__________
(1) Includes cash and cash equivalents, cash, cash equivalents, and securities segregated under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue; ii) an on-balance sheet amount representing purchased credit card receivables by the Credit Funding Trust, on which we collect interest, that is included in receivables from users, net on the unaudited condensed consolidated balance sheets. As of June 30, 2024, $191 million was off-balance sheet and $21 million was on-balance sheet. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
(3) Average balance rows represent the simple average of month-end balances in a given period.
(4) Annualized yield is calculated by annualizing revenue/expense for the given period and dividing by the applicable average asset balance.
(5) Includes interest expenses related to our revolving credit facilities; interest expense related to the Credit Card Funding Trust is included in the credit card, net interest yield calculation. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Other revenues:
Gold subscription revenues	$18	$26	44%	$35	$49	40%
Proxy revenues	38	38	—%	45	45	—%
Other	3	6	100%	5	11	120%
Total other revenues	$59	$70	19%	$85	$105	24%
Other revenues as a % of total net revenues:
Gold subscription revenues	4%	4%		4%	4%
Proxy revenues	8%	6%		5%	3%
Other	—%	—%		—%	1%
Other revenues as a % of total net revenues	12%	10%		9%	8%
Other revenues increased $11 million and $20 million for the three and six months ended June 30, 2024 as a result of increased Gold subscription revenues of $8 million and $14 million due to an increase in Gold Subscribers.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Operating expenses:
Brokerage and transaction	$39	$40	3%	$75	$75	—%
Technology and development	207	209	1%	406	405	—%
Operations	36	46	28%	78	90	15%
Marketing	25	64	156%	51	131	157%
General and administrative	159	134	(16)%	806	252	(69)%
Total operating expenses	$466	$493	6%	$1,416	$953	(33)%
Percent of total net revenues:
Brokerage and transaction	8%	5%		8%	6%
Technology and development	43%	31%		44%	31%
Operations	7%	7%		8%	7%
Marketing	5%	9%		6%	10%
General and administrative	33%	20%		87%	19%
Total operating expenses	96%	72%		153%	73%

Brokerage and Transaction

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$9	$9	—%	$15	$18	20%
Market data expenses	5	6	20%	11	12	9%
Customer statements	4	3	(25)%	8	7	(13)%
SBC	2	3	50%	4	5	25%
Broker-dealer transaction expenses	9	3	(67)%	18	4	(78)%
Other	10	16	60%	19	29	53%
Total	$39	$40	3%	$75	$75	—%
Brokerage and transaction costs increased by $1 million for the three months ended June 30, 2024 and remained flat for the six months ended June 30, 2024. Increases of $6 million in other brokerage and transaction costs for both periods due to higher expenses related to our instant withdrawals feature driven by higher activities were partially offset by decreases of $6 million and $14 million in broker-dealer transaction expenses as we began to pass option trading fees onto users starting in the fourth quarter of 2023.
Technology and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$84	$75	(11)%	$163	$149	(9)%
SBC	56	52	(7)%	110	96	(13)%
Cloud infrastructure services	35	46	31%	67	89	33%
Software and tools	27	30	11%	56	58	4%
Other	5	6	20%	10	13	30%
Total	$207	$209	1%	$406	$405	—%
Technology and development costs increased by $2 million for the three months ended June 30, 2024 and decreased by $1 million for the six months ended June 30, 2024. The increases in cloud infrastructure expenses of $11 million and $22 million to meet increased capacity requirements for our platforms to support higher trading volumes were partially offset by decreases in employee compensation, benefits, and overhead of $9 million and $14 million and SBC of $4 million and $14 million, driven by reduced average headcount as part of our efforts to improve efficiency and operating costs.

Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$21	$17	(19)%	$42	$36	(14)%
Provision for credit losses and fraud	6	19	217%	17	36	112%
Customer experience	6	5	(17)%	11	9	(18)%
SBC	1	2	100%	3	4	33%
Other	2	3	50%	5	5	—%
Total	$36	$46	28%	$78	$90	15%
Operations costs increased by $10 million and $12 million for the three and six months ended June 30, 2024, primarily due to increases of $13 million and $19 million in provision for credit losses and fraud mainly driven by $14 million and $24 million of provision for credit losses related to Robinhood Credit, partially offset by $2 million and $4 million decreases in expenses related to Fraudulent Deposit Transactions as we continued to strengthen our process to identify high risk users and prevent these transactions on our platforms. These increases were also partially offset by decreases of $4 million and $6 million in employee compensation, benefits, and overhead driven by reduced average headcount as part of our efforts to improve efficiency.
Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Digital marketing	$6	$31	417%	$13	$59	354%
Brand marketing	5	10	100%	11	27	145%
Employee compensation, benefits, and overhead, excluding SBC	6	8	33%	11	15	36%
Robinhood Referral Program	2	3	50%	3	6	100%
SBC	1	1	—%	2	3	50%
Other	5	11	120%	11	21	91%
Total	$25	$64	156%	$51	$131	157%
Marketing costs increased by $39 million and $80 million for the three and six months ended June 30, 2024, primarily due to higher expenses in digital marketing of $25 million and $46 million and brand marketing of $5 million and $16 million, as we increased our investments in paid marketing channels to promote our brand, products, and services.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$58	$61	5%	$112	$118	5%
Legal expenses	27	28	4%	59	49	(17)%
SBC excluding 2021 Founders Award Cancellation	49	28	(43)%	103	40	(61)%
Other professional fees	9	11	22%	16	23	44%
Settlements and penalties	—	5	NM	8	7	(13)%
SBC related to 2021 Founders Award Cancellation	—	—	NM	485	—	NM
Other	16	1	(94)%	23	15	(35)%
Total	$159	$134	(16)%	$806	$252	(69)%
General and administrative costs decreased by $25 million and $554 million for the three and six months ended June 30, 2024, primarily due to decreases in other SBC of $21 million and $63 million attributed to stock awards becoming fully vested in prior periods. The decrease for the six months ended June 30, 2024, was also due to the 2021 Founders Award Cancellation of $485 million which occurred during the first quarter in 2023 and a $10 million decrease in legal expenses associated with certain historical regulatory matters.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Provision for (benefit from) income taxes	$(3)	$3	NM	$(1)	$8	NM
Provision for income taxes increased by $6 million and $9 million for the three months and six months ended June 30, 2024 primarily due to the growth of the business and the change in valuation allowance on our U.S. federal and state deferred tax assets offset by our current taxes payable.
If the improvements in the U.S. operating results continue, we believe a reasonable probability exists that, within the next 24 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance would no longer be required.
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
Liquid Assets
As of June 30, 2024, our cash and cash equivalents were $4.52 billion, which included a $750 million liquid investment portfolio of available-for-sale securities. Held-to-maturity investments maturing within one year can also be a source of liquidity and were $503 million as of June 30, 2024. See Note 6 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of June 30, 2024, we had a total of $3.00 billion in committed revolving credit facilities and a borrowing amount up to $100 million for our Credit Card Funding Trust. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of June 30, 2024:

	Payments Due by Period
(in millions)	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Operating lease commitments	$131	$14	$47	$30	$40
Purchase commitments(1)	843	260	559	23	1
Robinhood match incentives commitments(2)	23	5	18	—	—
Total	$997	$279	$624	$53	$41
__________
(1) Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These primarily relate to commitments for cloud infrastructure and data services and business insurance.
(2) Robinhood match incentives commitments represent non-cancelable future match payments on eligible cash deposits made by Robinhood Gold users. The future match payments are forfeited if deposits are not held on the platform during the specific earning period.
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

The table below summarizes the net capital, capital requirements, and excess net capital of RHS and RHF as of periods presented:

	June 30, 2024
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,457	$108	$2,349
RHF	$199	$0.25	$199
As of June 30, 2024, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2023	2024
Cash provided by (used in):
Operating activities	$1,198	$(569)
Investing activities	(482)	(59)
Financing activities	(4)	(72)
Cash provided by operating activities decreased $1.77 billion. While we had higher net income, this was partially offset by a decrease in non-cash add-backs driven by higher SBC expense in 2023 as a result of the 2021 Founders Award Cancellation. The decrease was further driven by changes in operating assets and liabilities that had a negative impact on our cash provided by operating activities. These changes primarily included an increase in securities segregated under federal and other regulations resulting from the purchase of U.S. Treasury securities of $547 million and an increase in receivables from users, net balances of $1.43 billion driven by higher margin balance due to lower rates offered in May 2024.
Cash used in investing activities decreased $423 million compared to the prior period. The change was primarily driven by a decrease of $273 million from fewer purchases of held-to-maturity investments and an increase of $197 million related to proceeds from maturities of held-to-maturity investments.
Cash used in financing activities increased $68 million compared to the prior period primarily driven by an increase in taxes paid related to net share settlement of equity awards of $94 million partially offset by $17 million in borrowings under our Credit Card Funding Trust to purchase credit card receivables.
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
There have been no material changes to our critical accounting estimates during the six months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2023 Form 10-K.
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
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest revenue earned on our interest-earning assets that are subject to floating interest rates. Interest revenue is affected by various factors such as the distribution and composition of interest-earning assets and the federal funds rate. We use a net interest sensitivity analysis, which applies hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities, including interest rate sensitive off-balance sheet amounts related to our Coastal Bank Program Agreement, to evaluate the effect that changes in interest rates might have on total net revenues, net income (loss), and cash flows, prior to any income tax effects, over the next 12 months.

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

The impact to total net revenues, net income (loss), and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	June 30,
(in millions)	2023	2024
50 basis point	$72	$78
100 basis point	144	156
150 basis point	217	234

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.
We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of June 30, 2024, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements — Note 14 - Commitments & Contingencies.”

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
•In the United States, any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.
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

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues. In addition, to the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, we might not continue to facilitate trading of those cryptocurrencies in the U.S. (including ceasing support for such cryptocurrencies on our RHC platform, for instance, with respect to Cardano, Polygon, and Solana) or it might cause us to proactively remove certain cryptocurrencies from our RHC platform because they share similarities with such cryptocurrencies.

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

Additionally, disruptions in the services provided by our market makers, whether due to technical malfunctions, operational mishaps, or financial instability of the market makers, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should a market maker venue experience downtime or diminished performance, particularly during peak trading hours, our ability to execute customer orders could be compromised and could have an adverse impact on our business, financial condition and results of operations.

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

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders. We have in the past and continue to be subject to investigations related to our best execution practices. For example, as previously disclosed, in December 2019 and 2020, we settled a FINRA disciplinary action and an SEC investigation, respectively, that related to our best execution practices. We face a risk of additional investigations or penalties in the future related to our best execution practices.

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

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following the April 2022 Restructuring and August 2022 Restructuring, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

For example, in April 2022 we signed a definitive agreement to acquire Ziglu Limited (“Ziglu”), a U.K.-based electronic money institution and crypto asset firm. However, as a result of prolonged regulatory uncertainty, after careful consideration, we notified Ziglu of the termination of the agreement in February 2023. In connection with the termination of the agreement, we took a $12 million impairment charge, in addition to suffering losses from legal fees and other expenses. Additionally, because we had expected Ziglu’s team and technology to help accelerate our international expansion, the termination of the deal delayed our initial plans to expand our operations in Europe, particularly with respect to cryptocurrency trading. Furthermore, in June 2024, we entered into an agreement to acquire Bitstamp, a global cryptocurrency exchange with retail and institutional investors, subject to regulatory approvals and other customary closing conditions. We expect Bitstamp and its team will help us accelerate our international expansion with respect to cryptocurrency trading, however, our ability to close this transaction is subject to customary closing conditions, including regulatory approvals, and if we are unable to complete this transaction, we could be subject to losses from legal fees and other expenses.

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

We currently only offer select services to the public outside the United States in certain jurisdictions, including brokerage services in the UK through Robinhood UK, Ltd., crypto services in select jurisdictions in the EU through RHEC, and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. We also expect that our pending acquisition of Bitstamp, if completed, will help us accelerate our international expansion, including across the EU, in the U.K. and in certain other countries.

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

We currently have a large segment of employees who work remotely and are not required to come into the office on a daily basis. Allowing employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. Additionally, in June 2024 FINRA’s new Residential Supervisory Location Designation Rule became effective, under which the homes of certain of our employees who work remotely could be treated as “residential supervisory locations” subject to inspections on a regular periodic schedule, which in turn has required certain operational changes and compliance adjustments. Non-compliance with the Residential Supervisory Location Designation Rule could subject us to fines, penalties or enforcement actions. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.

Allowing for remote work has in the past made and may continue to make it more difficult for us to preserve our corporate culture of innovation and our employees might have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that requiring a subset of employees to work in-office, or allowing certain employees to continue to work remotely, will not have a negative impact on employee morale or productivity. Any failure to overcome the challenges presented by our working model could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, maintain product development velocity, and execute on our business strategy.

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
•In January 2024, we settled a matter with the MSD related to supervision of certain product features and marketing strategies, the March 2020 Outages, and our options trading approval process, as well as the November 2021 Data Security Incident, under which we paid a $7.5 million fine and engaged an independent consultant to review, among other things, implementation of the FINRA independent’s recommendations, policies and procedures regarding certain application features, and cybersecurity measures.
These and other proceedings, some of which are described in Note 14 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

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

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC Staff to consider whether expanded enforcement mechanisms are necessary. In December 2022, the SEC proposed the December 2022 Rule Proposals, which relate to (i) best execution, (ii) order competition, (iii) order execution disclosure, and (iv) order tick size and fee caps. The SEC issued a request for information and public comment on digital engagement practices by broker-dealers and investment advisers in August 2021. In his April 2023 testimony before the U.S. House of Representatives Committee on Financial Services, Chair Gensler stated that he had asked the SEC Staff to make recommendations for rule proposals addressing conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others. On July 26, 2023, the SEC proposed new rules (the “July 2023 Rule Proposals”) that would impose new obligations on registered broker-dealers and investment advisers with respect to their use of certain covered technologies when interacting with investors. In May 2024, Chair Gensler indicated in multiple speeches that the SEC Staff was considering re-proposing modified versions of these rules and the SEC’s Spring 2024 regulatory flexibility agenda published in July 2024 indicates that a second notice of proposed rulemaking on this topic is scheduled for October 2024. However, if adopted as originally proposed, the July 2023 Rule Proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and could significantly change the way that we interact with existing and prospective customers—which may adversely impact our business and revenues. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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

For more information about the legal proceedings in which we are currently involved, see Note 14 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report.

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

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing products and services and to create and monetize new products and services that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience. Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these development efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline. Our international expansion efforts may increase these risks as we expect to adapt our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-

specific factors, as discussed in “—Risks Related to Our Business—We recently started operating in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.”

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

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, fraud detection systems, and software coding optimization, as well as via our acquisition of Pluto Capital, an AI powered investment research platform, and have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes, or our efforts to expand our business. For example, EU’s AI Act, which became effective on August 1, 2024, governs the development, marketing and use of AI in the EU and could impose significant additional costs on us to comply or significant fines for failing to comply.
We also use AI technologies from third parties, which may include open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not been yet fully addressed by courts or regulators. The use, development, or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.

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

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees might increase. Third-party risks might include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, the massive, nearly two-year long, cybersecurity attack against SolarWinds Corp., known as the SUNBURST attack, highlights the growing risk from cybersecurity threats against trusted third-party software which can lead to thousands of customers’ data being compromised. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5(c) of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the ePrivacy Directive (including its national implementations), and other data protection regulations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 14 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from FINRA examination staff, the SEC Division of Enforcement, and other regulatory authorities regarding, among other things, the adequacy of our information security measures.

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

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds (“ETFs”) and individual stocks – 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by Blue Ocean ATS, LLC (“BOATS”), a trading venue that replicates the role that stock exchanges play during regular market hours. If BOATS becomes unwilling or unable to do business with us or one of our market makers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should BOATS experience downtime or diminished performance (as it has in the past and could again in the future), particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.

Additionally, the SEC finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1), which became effective on May 28, 2024. The shortening of the settlement cycle has lead to a reduction in the length of exposure to trading counterparties and lower margin requirements for our clearing operations, but it has also required technological, operational, and compliance adjustments across the industry that have been and are likely to continue to be time consuming and costly for all market participants and which has increased and could continue to increase the risk of operational errors, any of which could be material in light of the magnitude and volume of our settlement-related activities and obligations.

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

Risks associated with providing investment recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. Regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. For example, in September 2023, the North American Securities Association (“NASAA”) (an association of state securities administrators) proposed revisions to the NASAA model rule regarding Dishonest or Unethical Business Practices of Broker-Dealers and Agents, which are intended to address Regulation Best Interest and other developments in the securities industry. In addition, various states are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers. The SEC’s July 2023 Rule Proposals, if adopted as originally proposed, would impose new requirements with respect to our use of a wide range of covered technologies when we are engaging or communicating with existing and prospective customers. If adopted as originally proposed, the proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and would introduce new regulatory considerations or requirements that would apply to our communications and interactions with existing and prospective customers, including to the extent we provide investment advice or recommendations to them.

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

If services that we do not consider to be recommendations (such as educational materials, and our editorial offerings, including Snacks) are construed as constituting investment advice or recommendations, we have been and could be in the future subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that certain of our product features and marketing strategies amount to investment recommendations. See Note 14 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report for more information. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers.

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

In the United States, any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our the RHC platform, that we believe are not securities under U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in the cryptocurrency and its related ecosystem. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and the SEC Staff have taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions – and we do not currently support any cryptocurrencies in the U.S. for which the SEC or the SEC Staff has taken such a position. Otherwise, the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security. While prior public statements by senior officials at the SEC indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms), Bitcoin and Ethereum were the only specific cryptocurrencies as to which senior officials at the SEC had publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. For example, Chair Gensler was quoted in a February 2023 interview as saying “[e]verything other than Bitcoin” when discussing the SEC’s purview with respect to cryptocurrency and in April 2023 declined to provide his view when asked if he considered Ethereum to be a security during his testimony to the U.S. House of Representatives Financial Services Committee. In May 2024, however, the SEC approved the listing and trading of ETFs whose assets include Ethereum on SEC-regulated exchanges; some view this approval as an implicit acknowledgement by the SEC that Ethereum is not necessarily a security. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. Chair Gensler has made numerous statements (including in testimony before the U.S. Senate Committee on Banking, Housing, and Urban Affairs and the U.S. House of Representatives Committee on Financial Services) indicating that he believes most tokens in the crypto market are securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to assert or determine that a cryptocurrency supported by our RHC platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. Additionally, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”)

and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities, including Cardano, Polygon, and Solana, which were supported on our RHC platform. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. Although we have since ceased support for Cardano, Polygon, and Solana, we do offer the Robinhood Wallet, which is a self-custodial crypto wallet. The outcome of these matters and decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we also have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our RHC platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the Commission find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received the May 2024 Wells Notice. The potential action related to the May 2024 Wells Notice may involve a civil injunctive action, public administrative proceeding, and/or a cease-and-desist proceeding and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and censure, revocation, and limitations on activities.

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

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. The outcome of the upcoming presidential and Congressional elections in the U.S. also presents considerable uncertainty as to future cryptocurrency regulations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.

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

Furthermore, the Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. On August 25, 2023, the Treasury Department and Internal Revenue Service released proposed regulations on the sale and exchange of digital assets by brokers. On June 28, 2024, final regulations were released that require information reporting by digital asset brokers on certain digital asset sales or exchanges that occur on or after January 1, 2025, and basis tracking for digital assets that are treated as “covered securities” if acquired on or after January 1, 2026. The implementation of these requirements, and any further legislative changes or related guidance from the Internal Revenue Service, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the Organization for Economic Cooperation and Development has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing rules for reporting crypto assets under the global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation of these requirements might significantly impact our operations and result in increased costs.

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

In the United States, we allow customers to deposit and withdraw cryptocurrencies to and from our RHC platform through our Crypto Transfers feature in the states in which RHC operates (other than New York, where our regulatory application is still pending). Since July 2024, we also allow customers in select jurisdictions in the EU to deposit crypto onto our RHEC platform, and expect to also be able to allow customers to withdraw crypto from our RHEC platform soon. Crypto Transfers are processed using Robinhood’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, U.S. customers have access to a fiat-to-crypto on-ramp tool that developers can embed directly into their decentralized applications (“Robinhood Connect”), allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

Crypto Transfers initiated by users are subject to a heightened risk of user error. Under blockchain protocol, recording a transfer of cryptocurrency on the blockchain involves both the private key of the sending wallet and the unique public key of the receiving wallet. Such keys are strings of alphanumeric characters. In order for a customer to receive cryptocurrency on our platforms, the customer will need to arrange for the owner of an external source wallet to “sign” a transaction with the private key of that external wallet, directing a transfer of the cryptocurrency to our receiving custodial wallet by inputting the public key (which we will provide to the customer) of our custodial wallet. Similarly, in order to withdraw cryptocurrency from our platforms, the customer will need to provide us with the public key of the external wallet to which the cryptocurrency is to be transferred, and we will “sign” the transaction using the private key of our wallet. Some crypto networks might require additional information to be provided in connection with any transfer of cryptocurrency to or from our platforms. A number of errors could occur in the process of depositing or withdrawing cryptocurrencies to or from our platforms, such as typos, mistakes, or the failure to include information required by the blockchain network. For instance, a user might include typos when entering our custodial wallet’s public key or the desired recipient’s public key when depositing to and withdrawing from our platforms, respectively. Alternatively, a user could mistakenly transfer cryptocurrencies to a wallet address that he or she does not own or control, or for which the user has lost the private key. In addition, each wallet address is compatible only with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can be used to send and receive Bitcoin only. If any Ethereum, Dogecoin, or other cryptocurrency is sent to a Bitcoin wallet address, for example, or if any of the other foregoing errors occur, such cryptocurrencies could be permanently and irretrievably lost with no means of recovery.

With Robinhood Wallet, our self-custody, web3 wallet, users have sole access and control over their cryptocurrencies on certain networks and personally hold and maintain their private keys. Although we do not custody cryptocurrencies held in a user’s Robinhood Wallet and do not have access to users’ private keys, users who lose their private keys, and thus access to their Robinhood Wallet balances, may react negatively. Although our account agreements for Crypto Transfers and licensing agreements for Robinhood Wallet disclaim responsibility for losses caused by user errors, such incidents could result in user disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

Additionally, allowing customers to deposit and withdraw cryptocurrencies to and from our platforms increases the risk that our platforms might be exploited to facilitate illegal activity such as fraud, gambling, money laundering, tax evasion, and scams. Crypto Transfers, Robinhood Wallet, and Robinhood Connect also expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and anti-money laundering and counter-terrorist financing laws, which among other things impose strict liability for transacting with prohibited persons. We engage blockchain analytics vendors to help determine whether the external wallets involved in Crypto Transfers are controlled by persons on prohibited lists or involved in fraudulent or illegal activity. However, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our vendors to detect in some circumstances. The use of our platforms for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in significant liabilities and reputational harm for us and could cause cryptocurrency trading volumes and transaction-based revenues to decline.
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
As a result of the stored value Spending Account program and the Robinhood Cash Card, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. As a result of Robinhood Credit, we are also subject to a number of state licensing and other regulatory requirements and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Robinhood Credit is in the process of acquiring licenses in all states where required to do so and is discussing with regulators, such as the Nebraska Department of Banking and Finance, certain prior related activity. Failure to obtain or maintain these licenses, failure to comply with these rules or requirements, or conducting such activity without a license, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, and subject to regulatory fines, penalties, or criminal charges. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.
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

As of June 30, 2024, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

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

There are no guarantees that we will repurchase shares under the Repurchase Program or that the Repurchase Program will result in increased shareholder value.

On May 28, 2024, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock to return value to shareholders. While the Repurchase Program does not have an expiration date, the Company’s management currently expects to conduct the Repurchase Program over a period of two to three years, beginning in the third quarter of 2024. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.
There are a number of ways in which the Repurchase Program could fail to result in enhanced shareholder value. For example, any failure to repurchase stock after we have announced our intention to do so may negatively impact the trading price of our Class A common stock. The existence of the Repurchase Program could also cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. The trading price of our Class A common stock could decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the Repurchase Program. Any announcement of a pause in, or termination of, the Repurchase Program may also result in a decrease in the trading price of our Class A common stock. Furthermore, there is no guarantee that our stock repurchases will be able to successfully mitigate the dilutive effect of the equity awards we grant to our employees.

Additionally, repurchasing our Class A common stock will reduce the amount of cash, cash equivalents and marketable securities we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the Repurchase Program will result in increased shareholder value. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements and other relevant factors. If we are unable to, or choose not to, repurchase shares under the Repurchase Program, this may have a negative impact on the perception of the Company as an investment opportunity by shareholders or investment analysts, which may in turn negatively impact the trading price of our Class A common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From January 1, 2024 through June 30, 2024 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) On June 12, 2024, Steven Quirk, our Chief Brokerage Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell (i) up to 528,408 shares of our Class A common stock (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements), (ii) shares of our Class A common stock resulting from the settlement of up to 122,161 unvested RSUs (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements and shares withheld for applicable taxes), (iii) up to 9,378 shares of our Class A common stock, and (iv) shares of our Class A common stock resulting from the settlement of up to 369,779 unvested RSUs (less any shares withheld for applicable taxes), in each case on or prior to September 19, 2025. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
On May 10, 2024, Jason Warnick, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 200,000 shares of our Class A common stock on or prior to June 30, 2025.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 7, 2024.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)