Form 10-Q
period 2024-09-30
Robinhood Markets, Inc.
filed 2024-10-31
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 763,562,814 and 120,412,875.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Robinhood Markets, Inc. (together with its subsidiaries, “we”, “us”, “RHM”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:
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
•our reliance on transaction-based revenue, including payment for order flow (“PFOF”), and the implementation of new or proposed regulation or bans on PFOF and similar practices;
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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(in millions, except share and per share data)	2023	2024
Assets
Current assets:
Cash and cash equivalents	$4,835	$4,611
Cash and cash equivalents segregated under federal and other regulations	4,448	5,547
Receivables from brokers, dealers, and clearing organizations	89	139
Receivables from users, net	3,495	5,546
Securities borrowed	1,602	3,704
Deposits with clearing organizations	338	464
Asset related to user cryptocurrencies safeguarding obligation	14,708	19,456
User-held fractional shares	1,592	2,201
Held-to-maturity investments	413	527
Prepaid expenses	63	86
Deferred customer match incentives	11	73
Other current assets	196	251
Total current assets	31,790	42,605
Property, software, and equipment, net	120	133
Goodwill	175	179
Intangible assets, net	48	39
Non-current held-to-maturity investments	73	—
Non-current deferred customer match incentives	19	159
Other non-current assets, including non-current prepaid expenses of $4 as of December 31, 2023 and $22 as of September 30, 2024	107	130
Total assets	$32,332	$43,245
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$384	$443
Payables to users	5,097	6,264
Securities loaned	3,547	7,306
User cryptocurrencies safeguarding obligation	14,708	19,456
Fractional shares repurchase obligation	1,592	2,201
Other current liabilities	217	288
Total current liabilities	25,545	35,958
Other non-current liabilities	91	79
Total liabilities	25,636	36,037
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and September 30, 2024.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 745,401,862 shares issued and outstanding as of December 31, 2023; 21,000,000,000 shares authorized, 761,992,964 shares issued and outstanding as of September 30, 2024.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 126,760,802 shares issued and outstanding as of December 31, 2023; 700,000,000 shares authorized, 121,616,044 shares issued and outstanding as of September 30, 2024.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and September 30, 2024.	—	—
Additional paid-in capital	12,145	12,158
Accumulated other comprehensive income (loss)	(3)	1
Accumulated deficit	(5,446)	(4,951)
Total stockholders’ equity	6,696	7,208
Total liabilities and stockholders’ equity	$32,332	$43,245
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2023	2024	2023	2024
Revenues:
Transaction-based revenues	$185	$319	$585	$975
Net interest revenues	251	274	693	813
Other revenues	31	44	116	149
Total net revenues	467	637	1,394	1,937

Operating expenses:
Brokerage and transaction	39	39	114	114
Technology and development	202	205	608	610
Operations	41	50	119	140
Marketing	28	59	79	190
General and administrative	230	133	1,036	385
Total operating expenses	540	486	1,956	1,439

Other income (expense), net	(2)	2	—	8
Income (loss) before income taxes	(75)	153	(562)	506
Provision for income taxes	10	3	9	11
Net income (loss)	$(85)	$150	$(571)	$495
Net income (loss) attributable to common stockholders:
Basic	$(85)	$150	$(571)	$495
Diluted	$(85)	$150	$(571)	$495
Net income (loss) per share attributable to common stockholders:
Basic	$(0.09)	$0.17	$(0.64)	$0.56
Diluted	$(0.09)	$0.17	$(0.64)	$0.55
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	895,108,790	884,108,545	898,999,464	880,182,573
Diluted	895,108,790	905,544,750	898,999,464	903,555,592
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Net income (loss)	$(85)	$150	$(571)	$495
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	1	—	1
Net losses on hedging instruments:
Net loss on hedging instruments during the period	(1)	—	(4)	—
Reclassification adjustment for net gains included in net income	—	—	—	3
Net gain (loss) on hedging instruments	(1)	—	(4)	3
Total other comprehensive income (loss), net of tax	(1)	1	(4)	4
Total comprehensive income (loss)	$(86)	$151	$(575)	$499
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2024
Operating activities:
Net income (loss)	$(571)	$495
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54	55
Provision for credit losses	29	57
Share-based compensation	790	227
Other	(27)	—
Changes in operating assets and liabilities:
Receivables from brokers, dealers, and clearing organizations	13	(50)
Receivables from users, net	(502)	(1,971)
Securities borrowed	(687)	(2,102)
Deposits with clearing organizations	(89)	(126)
Current and non-current prepaid expenses	26	(41)
Current and non-current deferred customer match incentives	(10)	(202)
Other current and non-current assets	10	(11)
Accounts payable and accrued expenses	145	28
Payables to users	(376)	1,167
Securities loaned	1,411	3,759
Other current and non-current liabilities	5	(42)
Net cash provided by operating activities	221	1,243
Investing activities:
Purchases of property, software, and equipment	(1)	(9)
Capitalization of internally developed software	(14)	(26)
Purchases of held-to-maturity investments	(651)	(469)
Proceeds from maturities of held-to-maturity investments	167	439
Purchases of credit card receivables by Credit Card Funding Trust	—	(239)
Collections of purchased credit card receivables	—	130
Business acquisition, net of cash and cash equivalents acquired	(90)	(6)
Asset acquisition, net of cash acquired	—	(3)
Other	10	1
Net cash used in investing activities	(579)	(182)
Financing activities:
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	9	10
Taxes paid related to net share settlement of equity awards	(9)	(155)
Payments of debt issuance costs	(10)	(14)
Draws on credit facilities	20	12
Repayments on credit facilities	(20)	(12)
Borrowings on Credit Card Funding Trust	—	95
Repayments on Credit Card Funding Trust	—	(1)
Change in principal collected from customers due to Coastal Bank	(3)	(15)
Repurchase of Class A common stock	(608)	(97)
Proceeds from exercise of stock options, net of repurchases	2	10
Net cash used in financing activities	(619)	(167)
Effect of foreign exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash, cash equivalents, segregated cash, and restricted cash	(977)	895
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	9,357	9,346
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$8,380	$10,241
Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,889	$4,611
Segregated cash and cash equivalents, end of the period	3,448	5,547
Restricted cash in other current assets, end of the period	26	67
Restricted cash in other non-current assets, end of the period	17	16
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$8,380	$10,241
Supplemental disclosures:
Cash paid for interest	$8	$12
Cash paid for income taxes, net of refund received	$9	$14
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of June 30, 2023	909,694,702	$—	$12,581	$(3)	$(5,391)	$7,187
Net loss	—	—	—	—	(85)	(85)
Shares issued in connection with stock option exercises, net of repurchases	328,963	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	7,808,470	—	(4)	—	—	(4)
Repurchase and retirement of Class A common stock	(55,273,469)	—	(611)	—	—	(611)
Change in other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	—	88	—	—	88
Balance as of September 30, 2023	862,558,666	$—	$12,054	$(4)	$(5,476)	$6,574

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of June 30, 2024	884,545,769	$—	$12,223	$—	$(5,101)	$7,122
Net income	—	—	—	—	150	150
Shares issued in connection with stock option exercises, net of repurchases	412,471	—	2	—	—	2
Repurchase and retirement of Class A common stock	(5,012,195)	—	(97)	—	—	(97)
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	3,662,963	—	(56)	—	—	(56)
Change in other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	—	86	—	—	86
Balance as of September 30, 2024	883,609,008	$—	$12,158	$1	$(4,951)	$7,208
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(571)	(571)
Shares issued in connection with stock option exercises, net of repurchases	1,125,929	—	2	—	—	2
Issuance of common stock in connection with Employee Stock Purchase Plan	1,225,069	—	9	—	—	9
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	22,729,566	—	(9)	—	—	(9)
Repurchase and retirement of Class A common stock	(55,273,469)	—	(611)	—	—	(611)
Change in other comprehensive loss	—	—	—	(4)	—	(4)
Share-based compensation	—	—	802	—	—	802
Balance as of September 30, 2023	862,558,666	$—	$12,054	$(4)	$(5,476)	$6,574

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	495	495
Shares issued in connection with stock option exercises, net of repurchases	2,237,944	—	10	—	—	10
Repurchase and retirement of Class A common stock	(5,012,195)	—	(97)	—	—	(97)
Issuance of common stock in connection with Employee Stock Purchase Plan	1,555,893	—	10	—	—	10
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	12,664,702	—	(155)	—	—	(155)
Change in other comprehensive income	—	—	—	4	—	4
Share-based compensation	—	—	245	—	—	245
Balance as of September 30, 2024	883,609,008	$—	$12,158	$1	$(4,951)	$7,208
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Market maker:
Citadel Securities, LLC	11%	14%	12%	13%
All others individually less than 10%	26%	36%	28%	37%
Total as percentage of total revenue:	37%	50%	40%	50%

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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the nine months ended September 30, 2024 that materially impacted our unaudited condensed consolidated financial statements and related disclosures.
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
NOTE 3: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Transaction-based revenues:
Options	$124	$202	$384	$538
Cryptocurrencies	23	61	92	268
Equities	27	37	79	116
Other	11	19	30	53
Total transaction-based revenues	185	319	585	975

Net interest revenues:
Margin interest	67	83	177	228
Interest on corporate cash and investments	75	67	217	203
Interest on segregated cash, securities, and deposits	59	61	156	187
Cash Sweep	35	46	86	129
Securities lending, net	17	19	70	68
Credit card, net	4	4	4	16
Interest expenses related to credit facilities	(6)	(6)	(17)	(18)
Total net interest revenues	251	274	693	813

Other revenues
Gold subscription revenues	20	28	55	77
Proxy revenues	8	8	53	53
Other	3	8	8	19
Total other revenues	$31	$44	$116	$149

Total net revenues	$467	$637	$1,394	$1,937
Robinhood Match Incentives
We offer a match incentive on customers’ eligible contributions to their retirement accounts and, from time to time, an incentive on other transfers of assets to our platform. We also provide a match on eligible cash deposits made by Robinhood Gold users. The match on retirement contributions and asset transfers are paid upfront and are subject to forfeiture if the recipient does not hold the contributed funds or transferred assets in their account for a specified period of time. These incentives are deferred and recognized over the specified holding period as a reduction to revenue. Match on eligible cash deposits are paid out on a monthly basis ratably over the specified earning period. Future match payments are forfeited if deposits are not held on the platform over the specified earning period. These matches are recognized as a reduction to revenue when earned. The matches are allocated to certain revenue categories on a proportional basis. For the three and nine months ended September 30, 2023 and 2024, no impairments were recognized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Interest revenue	$12	$20	$35	$60
Interest expense	(2)	(3)	(5)	(9)
Fully-Paid Securities Lending, net	$10	$17	$30	$51
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
The table below sets forth contract receivables and liabilities for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2024	$87	$4
End of the period, September 30, 2024	106	9
Changes during the period	$19	$5
The difference between the opening and ending balances of our contract receivables was primarily driven by higher transaction-based revenues due to increased trading volumes and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liabilities balance in the nine months ended September 30, 2024.
NOTE 4: BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Pending Acquisition of Bitstamp
In June 2024, we entered into an agreement to acquire all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers. The aggregate consideration to be paid by us is expected to be approximately $200 million, subject to customary purchase price adjustments set forth in the agreement and payable in cash. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Beginning balance	$20	$15	$18	$15
Provision for credit losses	3	6	18	16
Write-offs	(7)	(6)	(20)	(16)
Ending balance	$16	$15	$16	$15
Allowance for Credit Losses - Credit Card Related
We have two types of allowance for credit losses related to credit cards: i) an allowance related to off-balance sheet credit card receivables, shown as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet, and ii) an allowance related to purchased credit card receivables and interest receivable from customers, shown as a reduction of receivables from users, net on the unaudited condensed consolidated balance sheet. Credit card related allowance for credit losses represents management’s estimate of expected credit losses from credit exposure over the remaining expected life of credit card receivables. The credit card receivables allowance takes into account information from internal and external sources, including historical collection data, charge off trends by FICO cohort, and market data. We write-off balances when the balance becomes outstanding for over

180 days or when we otherwise deem the balance to be uncollectible. Write-offs for off-balance sheet credit card receivables are classified as credit loss payments to Coastal Bank.
The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Beginning balance	$—	$34	$—	$32
Opening balance from acquisition of Robinhood Credit	16	—	16	—
Provision for credit losses	10	11	10	30
Credit loss payments to Coastal Bank	(4)	(8)	(4)	(26)
Recoveries	—	1	—	2
Ending balance	$22	$38	$22	$38

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Beginning balance	$—	$3	$—	$1
Provision for credit losses	1	6	1	11
Write-offs	—	(1)	—	(4)
Ending balance	$1	$8	$1	$8
NOTE 6: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2023 and September 30, 2024, we had $500 million and $750 million of available-for-sale time deposits classified as cash equivalents on the unaudited condensed consolidated balance sheets. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

Held-to-maturity
The following tables summarize our held-to-maturity investments:

	December 31, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$205	$—	$—	$(1)	$204
U.S. Treasury securities	202	—	—	—	202
U.S. government agency securities	42	—	—	—	42
Certificates of deposit	34	—	—	—	34
Commercial paper	3	—	—	—	3
Total held-to-maturity investments	$486	$—	$—	$(1)	$485

	September 30, 2024
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$426	$—	$1	$(1)	$426
Corporate debt securities	91	—	—	—	91
U.S. government agency securities	10	—	—	—	10
Total held-to-maturity investments	$527	$—	$1	$(1)	$527
There were no sales of held-to-maturity investments during the three and nine months ended September 30, 2024.

The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity; the maximum maturity is two years:

	December 31, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$153	$52	$205
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$413	$73	$486

Fair value
Debt securities:
Corporate debt securities	$152	$52	$204
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$412	$73	$485

	September 30, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$426	$—	$426
Corporate debt securities	91	—	91
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$527	$—	$527

Fair value
Debt securities:
U.S. Treasury securities	$426	$—	$426
Corporate debt securities	91	—	91
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$527	$—	$527

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$500	$—	$500
Money market funds	146	—	—	146
Deposits with clearing organizations:
U.S. Treasury securities(1)	50	—	—	50
Other current assets:
Stablecoin	20	—	—	20
Equity securities - securities owned	10	—	—	10
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	14,708	—	14,708
User-held fractional shares	1,592	—	—	1,592
Total financial assets	$1,820	$15,208	$—	$17,028

Liabilities
User cryptocurrencies safeguarding obligation	$—	$14,708	$—	$14,708
Fractional shares repurchase obligations	1,592	—	—	1,592
Total financial liabilities	$1,592	$14,708	$—	$16,300

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$750	$—	$750
Money market funds	60	—	—	60
U.S. Treasury securities	8	—	—	8
Other current assets:
Stablecoin	21	—	—	21
Equity securities - securities owned	14	—	—	14
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Asset related to user cryptocurrencies safeguarding obligation	—	19,456	—	19,456
User-held fractional shares	2,201	—	—	2,201
Total financial assets	$2,306	$20,206	$—	$22,512

Liabilities
User cryptocurrencies safeguarding obligation	$—	$19,456	$—	$19,456
Fractional shares repurchase obligations	2,201	—	—	2,201
Total financial liabilities	$2,201	$19,456	$—	$21,657
____________________________
(1) During the year ended December 31. 2023, U.S. Treasury securities were pledged to a clearing organization to meet margin requirements for our security lending program.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$204	$—	$204
U.S. Treasury securities	202	—	—	202
U.S. government agency securities	—	42	—	42
Certificates of deposit	—	34	—	34
Commercial paper	—	3	—	3
Total held-to-maturity investments	$202	$283	$—	$485

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$426	$—	$—	$426
Corporate debt securities	—	91	—	91
U.S. government agency securities	—	10	—	10
Total held-to-maturity investments	$426	$101	$—	$527
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
During the nine months ended September 30, 2024, we did not have any transfers in or out of Level 3 assets or liabilities.
Safeguarded user cryptocurrencies
Safeguarded user cryptocurrencies were as follows:

	December 31,	September 30,
(in millions)	2023	2024
Bitcoin (BTC)	$6,149	$9,416
Ethereum (ETH)	3,761	4,014
Dogecoin (DOGE)	3,319	4,001
Other	1,479	2,025
Total user cryptocurrencies safeguarding obligation and corresponding asset	$14,708	$19,456
The fair value of the user cryptocurrencies safeguarding obligation and the corresponding asset were determined based on observed market pricing representing the last price executed for trades of each cryptocurrency as of December 31, 2023 and September 30, 2024.
NOTE 7: DERIVATIVES AND HEDGING ACTIVITIES
In 2023, we entered into two interest rate floors that were designated as cash flow hedges of interest rate risk associated with our margin receivables. One interest rate floor with a notional amount of $2 billion was effective as of June 30, 2023. Another with a notional amount of $1 billion was effective as of January 1, 2024. Both interest rate floors had a maturity of six months. As of September 30, 2024, the Company had no derivatives and hedging activities.

Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate floors were reclassified to net interest revenues as interest payments were received or paid on the hedged items during the nine months ended September 30, 2024.

The following table summarizes the amount of gain or loss recognized in AOCI on our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Derivatives designated as hedging instruments:
Loss on derivatives included in effectiveness assessment	$(1)	$—	$(4)	$—
Loss reclassified from AOCI into net interest revenues included in effectiveness assessment	—	—	—	3
Total	$(1)	$—	$(4)	$3

The following table summarizes the components of AOCI including hedging activities on our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Beginning balance	$(3)	$—	$—	$(3)
Foreign currency translation:
Other comprehensive income before reclassifications	—	1	—	1
Other comprehensive income after reclassification, net of tax	—	1	—	1

Hedging instruments:
Other comprehensive loss before reclassifications	(1)	—	(4)	—
Reclassification adjustment for net gains included in net interest revenues, net of tax	—	—	—	3
Other comprehensive income (loss) after reclassification, net of tax	(1)	—	(4)	3
Ending balance	$(4)	$1	$(4)	$1

NOTE 8: INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	2023	2024
Income (loss) before income taxes	$(75)	$153	$(562)	$506
Provision for income taxes	10	3	9	11
Effective tax rate	(12.7)%	1.9%	(1.5)%	2.2%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three and nine months ended September 30, 2023 and 2024, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the nine months ended September 30, 2024, we believe it is more likely than not that the tax benefits of the remaining U.S. federal, state, and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
In June 2024, California's Governor signed Senate Bill 167 (“SB 167”), which temporarily suspends the use of California net operating losses and imposes a cap on business incentive tax credits that we can utilize against our income taxes, and Senate Bill 175 (“SB 175”), allows for the recovery of suspended credits. We believe the recent tax legislation changes provided under SB 167 and SB 175 do not materially impact our income tax provision and do not change our evaluation of the valuation allowance against deferred tax assets in California as of September 30, 2024.
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
The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2023 and September 30, 2024:

	December 31,	September 30,
(in millions)	2023	2024
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$1,602	$3,704
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	1,602	3,704
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	1,602	3,704
Fair value of securities borrowed from users and third parties	(1,536)	(3,614)
Net amount	$66	$90

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$3,547	$7,306
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	3,547	7,306
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	3,547	7,306
Fair value of securities pledged to counterparties	(3,188)	(6,842)
Net amount	$359	$464
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2023 and September 30, 2024, we were permitted to re-pledge securities with a fair value of $4.78 billion and $7.48 billion under margin account agreements with users. As of December 31, 2023, we were permitted to re-pledge securities with a fair value of an immaterial balance that we borrowed under the master securities loan agreements (“MSLAs”) with third parties. As of September 30, 2024, there were no securities re-pledged from borrowing under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2023 and September 30, 2024, we were permitted to borrow securities with a fair value of $14.03 billion and $29.43 billion including securities with a fair value of $1.54 billion and $3.61 billion that we had borrowed from users.
As of December 31, 2023 and September 30, 2024, we had re-pledged securities with a fair value of $3.19 billion and $6.84 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2023 and September 30, 2024, we had re-pledged $676 million and $1.22 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 10: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2024 Credit Agreement
On March 22, 2024, RHM entered into a second amended and restated credit agreement with a syndicate of banks (the “RHM March 2024 Credit Agreement”) amending and restating the unsecured revolving line of credit entered into in October 2019 and as thereafter amended (refer to Note 13 - Financing Activities and Off-Balance Sheet Risk, of the 2023 Form 10-K for more information). The RHM March 2024 Credit Agreement has an initial commitment of $750 million with a maturity date of March 22,

2027. Under circumstances described in the RHM March 2024 Credit Agreement, the aggregate commitments may be increased by up to $187.5 million, for a total commitment of up to $937.5 million. Borrowings under the RHM March 2024 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term SOFR (“Secured Overnight Financing Rate”) plus an applicable margin rate of 1.50%. For purposes of the RHM Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2024 Credit Agreement.
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
As of December 31, 2023 and September 30, 2024, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.

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
As of September 30, 2024, the Trust had one arrangement in place to borrow up to $100 million which will mature in April 2025. Borrowings under this arrangement bear interest at an annual rate of SOFR plus 2.75% for outstanding borrowings less than $50 million, and SOFR plus 2.50% for outstanding borrowings greater than $50 million. During the nine months ended September 30, 2024, we purchased $239 million of credit card receivables. As of September 30, 2024, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $99 million, and the outstanding balance of borrowing principal and interest was $94 million. There were no purchases of credit card receivables or borrowings under this arrangement for the year ended December 31, 2023. For the three and nine months ended September 30, 2024, the related interest revenue and expense of the Trust were immaterial.
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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of September 30, 2024, the off-balance sheet credit card receivables funded under the Program Agreement was $202 million.

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
NOTE 11: COMMON STOCK AND STOCKHOLDERS' EQUITY
Preferred Stock
As of September 30, 2024, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of September 30, 2024, warrants outstanding consisted of warrants to purchase 14.3 million shares of Class A common stock with a strike price of $26.60 per share. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. In aggregate, the maximum purchase amount of all warrants is $380 million. As of September 30, 2024, the warrants had not been exercised.
Share Repurchase Program
On May 28, 2024, we announced that our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. While the Repurchase Program does not have an expiration date, we continue to expect to complete over a period of two to three years. During the three months ended September 30, 2024, the Company repurchased 5 million shares of our Class A common stock for $97 million.
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
As of September 30, 2024, an aggregate of 448 million shares had been authorized for issuance under our Amended and Restated 2013 Stock Plan, as amended, 2020 Equity Incentive Plan, as amended, and 2021 Plan, of which 146 million shares had been issued under the plans, 45 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 257 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity related to our Time-Based RSUs for the nine months ended September 30, 2024, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	34,551,998	$14.99
Granted	16,910,355	17.56
Vested	(20,646,236)	16.43
Forfeited	(6,203,621)	15.33
Unvested at September 30, 2024	24,612,496	$15.46
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
In February 2023, we cancelled the 2021 Market-Based RSUs of 35.5 million unvested shares (the “2021 Founders Award Cancellation”). We recognized $485 million SBC expense related to the cancellation during the nine months ended September 30, 2023, which was included in the general and administrative expense on our unaudited condensed statement of operations. No further expense associated with these awards was recognized after the cancellation. No other payments, replacement equity awards or benefits were granted in connection with the cancellation.
The following table summarizes the activity related to our Market-Based RSUs for the nine months ended September 30, 2024:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	345,796	22,130,926	22,476,722	$25.67
Granted	—	—	—
Vested	(230,532)	—	(230,532)	2.34
Forfeited(3)	(115,264)	(11,065,463)	(11,180,727)	25.79
Unvested at September 30, 2024	—	11,065,463	11,065,463	$26.04
________________
(1)Represents RSUs that became eligible to vest upon achievement of share price targets and vest upon satisfaction of time-based service requirements.
(2)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.
(3)The 11 million forfeited shares reflects the impact of the resignation of our co-founder and former Chief Creative Officer during the first quarter of 2024.
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Brokerage and transaction	$2	$2	$6	$7
Technology and development	51	48	161	144
Operations	3	1	6	5
Marketing	1	3	3	6
General and administrative	26	25	614	65
Total(1)	$83	$79	$790	$227
________________
(1)For the three and nine months ended September 30, 2023, SBC expense primarily consisted of $70 million and $218 million related to Time-Based RSUs and $10 million and $563 million related to Market-Based RSUs. For the three and nine months ended September 30, 2024, SBC expense primarily consisted of $76 million and $225 million related to Time-Based RSUs and an immaterial amount and negative $8 million related to Market-Based RSUs, as a portion of the Market-Based RSUs became fully vested in prior periods and was net of an $11 million reversal of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer during the first quarter of 2024.
We capitalized SBC expense related to internally developed software of $7 million and $18 million during the three and nine months ended September 30, 2024 compared to $5 million and $12 million for the same periods in the prior year.
As of September 30, 2024, there was $310 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 0.89 years
.

NOTE 12: NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income (loss) per share:

(in millions, except share and per share data)	Three Months Ended September 30,				Nine months ended September 30,
	2023		2024		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share (“EPS”):
Numerator
Net income (loss)	$(73)	$(12)	$129	$21	$(490)	$(81)	$425	$70
Net income (loss) attributable to common stockholders	$(73)	$(12)	$129	$21	$(490)	$(81)	$425	$70
Denominator
Weighted-average common shares outstanding - basic	767,981,843	127,126,947	761,931,947	122,176,598	771,585,189	127,414,275	756,319,103	123,863,470
Basic EPS	$(0.09)	$(0.09)	$0.17	$0.17	$(0.64)	$(0.64)	$0.56	$0.56

Diluted EPS:
Numerator
Net income (loss)	$(73)	$(12)	$129	$21	$(490)	$(81)	$425	$70
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	21	—	—	—	70	—
Reallocation of net income to Class B common stock	—	—	—	—	—	$—	—	(1)
Net income (loss) for diluted EPS	$(73)	$(12)	$150	$21	$(490)	$(81)	$495	$69
Denominator
Weighted-average common shares outstanding - basic	767,981,843	127,126,947	761,931,947	122,176,598	771,585,189	127,414,275	756,319,103	123,863,470
Dilutive effect of stock options and unvested shares	—	—	21,436,205	—	—	—	23,373,019	—
Conversion of Class B to Class A common stock	—	—	122,176,598	—	—	—	123,863,470	—
Weighted-average common shares outstanding - diluted	767,981,843	127,126,947	905,544,750	122,176,598	771,585,189	127,414,275	903,555,592	123,863,470
Diluted EPS	$(0.09)	$(0.09)	$0.17	$0.17	$(0.64)	$(0.64)	$0.55	$0.55
The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Time-Based RSUs	45,066,880	746,083	45,066,880	774,579
Market-Based RSUs	22,591,988	11,065,463	22,591,988	11,065,463
Stock options	13,668,390	—	13,668,390	—
Warrants	14,278,034	14,278,034	14,278,034	14,278,034
Employee Stock Purchase Plan ("ESPP")	838,958	—	838,958	—
Total anti-dilutive securities	96,444,250	26,089,580	96,444,250	26,118,076

NOTE 13: LEASES
Our operating leases are comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	September 30,
(in millions)	Classification	2023	2024
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$68	$63

Lease liabilities:
Current operating lease liabilities	Other current liabilities	20	22
Non-current operating lease liabilities	Other non-current liabilities	89	78
Total lease liabilities		$109	$100
Cash flows related to leases were as follows:

	Nine Months Ended September 30,
(in millions)	2023	2024
Operating cash flows:
Payments for operating lease liabilities	$32	$20
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$—	$5
NOTE 14: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $190 million as of December 31, 2023 and $175 million as of September 30, 2024. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of September 30, 2024 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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
The New York Attorney General is conducting an investigation into brokerage execution quality, and the Massachusetts Securities Division (“MSD”) is examining RHF’s customer complaint supervision. We are cooperating with these investigations.

Brokerage Enforcement Matters
FINRA Enforcement staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility, the Over-the-Counter Reporting Facility, the Order Audit Trail System, and the Consolidated Audit Trail; RHS’s reporting of accounts holding significant options positions to the Large Option Position Report system; processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer System (“ACATS”); responses to Electronic Blue Sheets requests from FINRA; the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmo Health, Inc, in December 2022 (the “Q4 2022 Processing Error”); RHF’s and RHS’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; collaring the prices of certain trade orders; RHS’s and RHF’s compliance with best execution obligations; RHS’s compliance with FINRA Rules 6190, 5260, and 6121; RHS’s and RHF’s compliance with regulations governing the delivery of required documents; matters related to RHS’s and RHF’s supervision of technology; origin code reporting; customer complaint supervision and restriction issues; and compliance with FINRA Rule 3210. We are cooperating with these investigations.

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

Robinhood Crypto Matters
RHC received subpoenas from the California Attorney General’s Office (the “CAGO”) seeking information about, among other things, RHC’s trading platform, business and operations, custody of customer assets, customer disclosures, and coin listings. On August 31, 2024, RHC reached a settlement with the CAGO to resolve this matter for which we paid $3.9 million. The settlement related to certain disclosures by RHC and delivery of customers’ cryptocurrency assets under California Corporations Code Sections 29520 and 29505 during the period January 2018 through April 2022.

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
In April 2021, RHF filed a complaint and motion for preliminary injunction and declaratory relief in Massachusetts state court seeking to enjoin the MSD administrative proceeding and challenging the legality of the Massachusetts fiduciary duty standard. In September 2021, the parties filed cross-motions for partial judgment on the pleadings. In March 2022, the court ruled in favor of RHF, declaring that the Massachusetts fiduciary duty regulation was unlawful. In August 2023, the Massachusetts Supreme Judicial Court reversed the decision of the Massachusetts Superior Court. In January 2024, we settled this matter with the MSD related to supervision of certain product features and marketing strategies, the March 2020 Outages, and our options trading approval process, as well as the November 2021 Data Security Incident, under which we paid a $7.5 million fine and engaged an independent consultant to review, among other things, implementation of the FINRA independent’s recommendations, policies and procedures regarding certain application features, and cybersecurity measures. The independent consultant’s review is complete and RHF has implemented all of its recommendations. RHF has dismissed its state court action.
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
In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. The complaint seeks unspecified monetary damages, costs and expenses, and other relief. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss. In November 2023, the court denied Plaintiffs’ motion for class certification without prejudice. In April 2024, the court denied Plaintiffs’ motion for leave to file a renewed motion for class certification. On May 28, 2024, Robinhood notified the court that it had reached a settlement in principle with the Plaintiffs in their individual capacities. Robinhood subsequently notified the court that one of these Plaintiffs was unwilling to sign the settlement agreement and requested additional time to negotiate with that individual. On August 14, 2024, the court dismissed the lead and named Plaintiffs’ claims. In October 2024, Robinhood notified the court that it was conferring with counsel for the remaining individual securities actions in connection with moving to compel arbitration for the majority of the remaining securities claims and ongoing substantive settlement negotiations.
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
Pay transparency litigation
In July 2024, RHM, RHY, and RHC were sued in a putative class action captioned John Milito v. Robinhood Markets, Inc. et. al., alleging that Robinhood violated Washington’s Equal Pay and Opportunity Act, because some of the Company’s job postings allegedly failed to include a wage scale or salary range. The complaint seeks unspecified total statutory damages, attorneys’ fees and costs, injunctive relief, and declaratory relief. The case is currently stayed in the Superior Court in King County in Washington pending a certified question to the Washington Supreme Court.
Cash sweep litigation
In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief.

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
Data as of and for the three and nine months ended September 30, 2023 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
•Funded Customers: We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account. Individuals who share a funded joint investing account (which launched in July 2024) are each considered to be a Funded Customer.
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
•Investment Accounts: We define an Investment Account as a funded individual brokerage account, a funded joint investing account, or a funded individual retirement account (“IRA”). As of September 30, 2024, a Funded Customer can have up to four Investment Accounts - individual brokerage account, joint investing account (which launched in July 2024), traditional IRA, and Roth IRA.
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
Financial Results and Performance
With respect to the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:
•total net revenues increased 36% to $637 million compared to $467 million;
•net income was $150 million, or diluted EPS of $0.17, compared to a net loss of $85 million, or diluted EPS of -$0.09;
•total operating expenses decreased 10% to $486 million compared to $540 million;

◦SBC expense decreased 5% to $79 million compared to $83 million;
•Adjusted EBITDA (non-GAAP) increased 96% to $268 million compared to $137 million;
•Funded Customers increased 4% to 24.3 million compared to 23.3 million, and Investment Accounts increased by 1.5 million to 25.1 million;
•AUC increased 76% to $152.2 billion compared to $86.5 billion, driven by continued Net Deposits and higher equity and cryptocurrency valuations;
•Net Deposits were $10.0 billion, an annualized growth rate of 29% relative to AUC at the end of the second quarter of 2024, compared to $4.0 billion, an annualized growth rate of 18% relative to AUC at the end of the second quarter of 2023. Over the past twelve months, Net Deposits were $39.0 billion, a growth rate of 45% relative to AUC at the end of the third quarter of 2023;
•ARPU increased 31% to $105 compared to $80; and
•Gold Subscribers increased 65% to 2.19 million compared to 1.33 million;
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended September 30,
	2023	2024	% Change
Funded Customers(1) (in millions)	23.3	24.3	4%
AUC(2) (in billions)	$86.5	$152.2	76%
Net Deposits (in billions)	$4.0	$10.0	NM
ARPU (in dollars)	$80	$105	31%
Gold Subscribers (in millions)	1.33	2.19	65%
________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended September 30,
(in millions)	2023	2024	% Change
Beginning Funded Customers	23.2	24.2	4%
New Funded Customers	0.3	0.4	33%
Resurrected Customers	0.1	0.1	—%
Churned Customers	(0.3)	(0.4)	33%
Ending Funded Customers	23.3	24.3	4%

(2)The following table sets out the components of AUC by type of asset:

	Three Months Ended September 30,
(in billions)	2023	2024	% Change
Equities	$61.4	$106.4	73%
Cryptocurrencies	10.2	19.5	91%
Options	0.4	1.2	200%
Cash held by Customers	18.0	30.6	70%
Receivables from Customers (primarily margin balances)	(3.5)	(5.5)	57%
AUC	$86.5	$152.2	76%
The following table describes the changes within AUC:

	Three Months Ended September 30,
(in billions)	2023	2024	% Change
Beginning AUC	$88.8	$139.7	57%
Net Deposits	4.0	10.0	NM
Net market gains (losses)	(6.3)	2.5	NM
Ending AUC	$86.5	$152.2	76%
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

The following table presents a reconciliation of net income (loss), which is the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Net income (loss)	$(85)	$150	$(571)	$495
Add:
Interest expenses related to credit facilities	6	6	17	18
Provision for income taxes	10	3	9	11
Depreciation and amortization	19	20	54	55
EBITDA (non-GAAP)	(50)	179	(491)	579
Add: SBC
2021 Founders Award Cancellation	—	—	485	—
SBC Excluding 2021 Founders Award Cancellation	83	79	305	227
Significant legal and tax settlements and reserves	104	10	104	10
Adjusted EBITDA (non-GAAP)	$137	$268	$403	$816

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenues:
Transaction-based revenues	$185	$319	$585	$975
Net interest revenues	251	274	693	813
Other revenues	31	44	116	149
Total net revenues	467	637	1,394	1,937

Operating expenses:(1)
Brokerage and transaction	39	39	114	114
Technology and development	202	205	608	610
Operations	41	50	119	140
Marketing	28	59	79	190
General and administrative	230	133	1,036	385
Total operating expenses	540	486	1,956	1,439
Other income (expense), net	(2)	2	—	8
Income (loss) before income taxes	(75)	153	(562)	506
Provision for income taxes	10	3	9	11
Net income (loss)	$(85)	$150	$(571)	$495
_______________
(1)Includes SBC expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Brokerage and transaction	$2	$2	$6	$7
Technology and development	51	48	161	144
Operations	3	1	6	5
Marketing	1	3	3	6
General and administrative	26	25	614	65
Total SBC expense	$83	$79	$790	$227

Comparison of the Three and Nine Months Ended September 30, 2023 and 2024
Revenues
Transaction-Based Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Transaction-based revenues:
Options	$124	$202	63%	$384	$538	40%
Cryptocurrencies	23	61	165%	92	268	191%
Equities	27	37	37%	79	116	47%
Other	11	19	73%	30	53	77%
Total transaction-based revenues	$185	$319	72%	$585	$975	67%
Transaction-based revenues as a % of total net revenues:
Options	27%	32%		28%	28%
Cryptocurrencies	5%	9%		7%	14%
Equities	5%	6%		6%	6%
Other	3%	3%		2%	2%
Total transaction-based revenues	40%	50%		43%	50%
Transaction-based revenues increased by $134 million and $390 million for the three and nine months ended September 30, 2024, primarily driven by increases of $38 million and $176 million in cryptocurrencies, $78 million and $154 million in options, and $10 million and $37 million in equities.
Cryptocurrencies revenues increased as a result of a 57% and 77% increase in the average Notional Trading Volume traded per trader and a 31% and 32% increase in the number of users placing cryptocurrency trades. In addition, cryptocurrencies revenues benefited from a higher rebate rate from crypto market makers (an increase was effective in May 2024).
Options revenues increased due to a 23% and 20% increase in the number of users placing option trades and a 47% and 37% increase in Options Contracts Traded. In addition, we experienced higher option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. Option revenues decreased by $17 million and $25 million due to match incentives paid to our customers (Refer to Note 3 - Revenues to our unaudited condensed consolidated financial statements in this Quarterly Report for more information).
Equities revenues increased primarily driven by a 41% and 32% increase in the average Notional Trading Volume traded per trader and a 14% and 15% increase in the number of users placing equity trades. The increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Net interest revenues:
Margin interest	$67	$83	24%	$177	$228	29%
Interest on corporate cash and investments	75	67	(11)%	217	203	(6)%
Interest on segregated cash, securities, and deposits	59	61	3%	156	187	20%
Cash Sweep	35	46	31%	86	129	50%
Securities lending, net	17	19	12%	70	68	(3)%
Credit card, net	4	4	—%	4	16	300%
Interest expenses related to credit facilities	(6)	(6)	—%	(17)	(18)	6%
Total net interest revenues	$251	$274	9%	$693	$813	17%
Net interest revenues as a % of total net revenues:
Margin interest	14%	13%		13%	12%
Interest on corporate cash and investments	16%	10%		15%	9%
Interest on segregated cash, securities, and deposits	13%	10%		11%	10%
Cash Sweep	7%	7%		7%	7%
Securities lending, net	4%	3%		5%	4%
Credit card, net	1%	1%		—%	1%
Interest expenses related to credit facilities	(1)%	(1)%		(1)%	(1)%
Total net interest revenues	54%	43%		50%	42%
Net interest revenues increased by $23 million and $120 million for the three and nine months ended September 30, 2024. These increases were driven by growth in our total interest-earning assets balance. These increases were offset by decreases in interest revenues earned from corporate cash and investments driven by lower cash and cash equivalents balances and lower short-term interest rate environment. In September 2024, the Federal Reserve lowered interest rates by 50 basis points, which will negatively impact our net interest revenues and adversely impact our customers’ returns on their cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net (2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities (5)	Total net interest revenues
Three Months Ended September 30, 2024
September 30, 2024	$5,499	$11,149	$24,485	$309	$41,442
June 30, 2024	4,956	10,164	20,858	212	36,190
Average(3)	5,350	10,055	22,473	270	38,148
Revenue (expense)	83	128	46	4	261	$19	$(6)	$274
Annualized yield(4)	6.21%	5.09%	0.82%	5.93%	2.74%			2.87%

Three Months Ended June 30, 2024
June 30, 2024	$4,956	$10,164	$20,858	$212	$36,190
March 31, 2024	4,115	10,328	19,049	197	33,689
Average(3)	4,431	10,249	19,823	201	34,704
Revenue (expense)	73	134	44	6	257	$34	$(6)	$285
Annualized yield(4)	6.59%	5.23%	0.89%	11.94%	2.96%			3.28%

Three Months Ended September 30, 2023
September 30, 2023	$3,580	$9,102	$13,563	$197	$26,442
June 30, 2023	3,314	10,758	11,903	184	26,159
Average(3)	3,458	10,057	12,870	191	26,576
Revenue (expense)	67	134	35	4	240	$17	$(6)	$251
Annualized yield(4)	7.75%	5.33%	1.09%	8.38%	3.61%			3.78%

Nine Months Ended September 30, 2024
September 30, 2024	$5,499	$11,149	$24,485	$309	$41,442
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	4,511	10,075	19,958	228	34,772
Revenue (expense)	228	390	129	16	763	$68	$(18)	$813
Annual yield(4)	6.74%	5.16%	0.86%	9.36%	2.93%			3.12%

Nine Months Ended September 30, 2023
September 30, 2023	$3,580	$9,102	$13,563	$197	$26,442
December 31, 2022	3,089	9,530	5,837	N/A	18,456
Average(3)	3,255	10,119	10,215	N/A	23,589
Revenue (expense)	177	373	86	4	640	$70	$(17)	$693
Annual yield(4)	7.25%	4.91%	1.12%	N/A	3.62%			3.92%
__________
(1) Includes cash and cash equivalents, cash, cash equivalents, and securities segregated under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue; ii) an on-balance sheet amount representing purchased credit card receivables by the Credit Card Funding Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Credit Card Funding Trust, with the difference in those amounts resulting in net interest revenues. As of September 30, 2024, $202 million was off-balance sheet and $107 million was on-balance sheet. The balance for June 30, 2023 is based on Robinhood Credit’s acquisition date of July 3, 2023. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
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

Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Other revenues:
Gold subscription revenues	$20	$28	40%	$55	$77	40%
Proxy revenues	8	8	—%	53	53	—%
Other	3	8	167%	8	19	138%
Total other revenues	$31	$44	42%	$116	$149	28%
Other revenues as a % of total net revenues:
Gold subscription revenues	4%	5%		4%	4%
Proxy revenues	2%	1%		4%	3%
Other	1%	1%		—%	1%
Other revenues as a % of total net revenues	7%	7%		8%	8%
Other revenues increased $13 million and $33 million for the three and nine months ended September 30, 2024 as a result of increased Gold subscription revenues of $8 million and $22 million due to an increase in Gold Subscribers. For the nine months ended September 30, 2024, other revenues also increased by $6 million from Sherwood Media LLC (“Sherwood Media”) advertising revenue, which was launched during the second quarter of 2023.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2023	2024	% Change	2023	2024	% Change
Operating expenses:
Brokerage and transaction	$39	$39	—%	$114	$114	—%
Technology and development	202	205	1%	608	610	—%
Operations	41	50	22%	119	140	18%
Marketing	28	59	111%	79	190	141%
General and administrative	230	133	(42)%	1,036	385	(63)%
Total operating expenses	$540	$486	(10)%	$1,956	$1,439	(26)%
Percent of total net revenues:
Brokerage and transaction	8%	6%		8%	6%
Technology and development	43%	32%		44%	31%
Operations	9%	8%		9%	7%
Marketing	6%	9%		6%	10%
General and administrative	49%	21%		74%	20%
Total operating expenses	115%	76%		141%	74%

Brokerage and Transaction

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$8	$9	13%	$23	$27	17%
Market data expenses	6	7	17%	17	19	12%
Customer statements	3	4	33%	11	11	—%
SBC	2	2	—%	6	7	17%
Broker-dealer transaction expenses	11	3	(73)%	29	7	(76)%
Other	9	14	56%	28	43	54%
Total	$39	$39	—%	$114	$114	—%
Brokerage and transaction costs remained flat for both the three and nine months ended September 30, 2024. Other brokerage and transaction costs increased by $5 million and $15 million due to higher expenses related to our instant withdrawals feature driven by higher activities. Additionally, employee compensation, benefits, and overhead increased by $1 million and $4 million driven by increased average headcount to continue support brokerage business. These increases were offset by decreases of $8 million and $22 million in broker-dealer transaction expenses as we began to pass option trading fees onto users starting in the fourth quarter of 2023.
Technology and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$74	$67	(9)%	$237	$216	(9)%
SBC	51	48	(6)%	161	144	(11)%
Cloud infrastructure services	40	49	23%	107	138	29%
Software and tools	30	32	7%	86	90	5%
Other	7	9	29%	17	22	29%
Total	$202	$205	1%	$608	$610	—%
Technology and development costs increased by $3 million and $2 million for the three and nine months ended September 30, 2024 primarily due to increases in cloud infrastructure expenses of $9 million and $31 million to meet increased capacity requirements for our platforms to support higher trading volumes. These increases were partially offset by decreases in employee compensation, benefits, and overhead of $7 million and $21 million and SBC of $3 million and $17 million, driven by reduced average headcount as part of our efforts to improve efficiency and operating costs.

Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$17	$18	6%	$59	$54	(8)%
Provision for credit losses - credit card related	11	17	55%	11	41	273%
Provision for credit losses - brokerage related	3	6	100%	18	16	(11)%
Customer experience	4	4	—%	15	13	(13)%
SBC	3	1	(67)%	6	5	(17)%
Other	3	4	33%	10	11	10%
Total	$41	$50	22%	$119	$140	18%
Operations costs increased by $9 million and $21 million for the three and nine months ended September 30, 2024, primarily due to increases of $6 million and $30 million of provision for credit card losses.
Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Digital marketing	$11	$26	136%	$24	$85	254%
Brand marketing	2	5	150%	13	32	146%
Employee compensation, benefits, and overhead, excluding SBC	5	9	80%	16	24	50%
Robinhood referral program	2	4	100%	5	10	100%
SBC	1	3	200%	3	6	100%
Other	7	12	71%	18	33	83%
Total	$28	$59	111%	$79	$190	141%
Marketing costs increased by $31 million and $111 million for the three and nine months ended September 30, 2024, primarily due to higher expenses in digital marketing of $15 million and $61 million, brand marketing of $3 million and $19 million as well as other marketing of $5 million and $15 million, as we increased our investments in paid marketing channels and other marketing initiatives to promote our brand, products, and services. In addition, employee compensation, benefits, and overhead increased by $4 million and $8 million driven by increased average headcount to support increased marketing initiatives.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Employee compensation, benefits, and overhead, excluding SBC	$54	$57	6%	$166	$175	5%
SBC excluding 2021 Founders Award Cancellation	26	25	(4)%	129	65	(50)%
Legal expenses	21	13	(38)%	80	62	(23)%
Other professional fees	14	11	(21)%	30	34	13%
Settlements and penalties	107	13	(88)%	115	20	(83)%
SBC related to 2021 Founders Award Cancellation	—	—	NM	485	—	NM
Other	8	14	75%	31	29	(6)%
Total	$230	$133	(42)%	$1,036	$385	(63)%
General and administrative costs decreased by $97 million and $651 million for the three and nine months ended September 30, 2024, primarily due to decreases of $94 million and $95 million in settlements and penalties and $8 million and $18 million in legal expenses associated with certain historical regulatory matters. In addition, other SBC decreased by $1 million and $64 million attributed to stock awards becoming fully vested in prior periods. The decrease for the nine months ended September 30, 2024 was also due to the 2021 Founders Award Cancellation of $485 million which occurred during the first quarter in 2023.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Provision for income taxes	$10	$3	(70)%	$9	$11	22%
Provision for income taxes decreased by $7 million for the three months ended September 30, 2024 primarily due to the decrease in our current U.S. federal and state taxes payable as a result of an increase in excess tax benefits from share-based compensation, offset by the change in valuation allowance on our U.S. federal and state deferred tax assets.
Provision for income taxes increased by $2 million for the nine months ended September 30, 2024 primarily due to the increase in our current U.S. federal and state taxes payable as a result of business growth, offset by the change in valuation allowance on our U.S. federal and state deferred tax assets.
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
Liquid Assets
As of September 30, 2024, our cash and cash equivalents were $4.61 billion, which included a $750 million liquid investment portfolio of available-for-sale securities. Held-to-maturity investments maturing within one year can also be a source of liquidity and were $527 million as of September 30, 2024. See Note 6 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of September 30, 2024, we had a total of $3.00 billion in committed revolving credit facilities and a borrowing amount up to $100 million for our Credit Card Funding Trust. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of September 30, 2024:

	Payments Due by Period
(in millions)	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Operating lease commitments	$125	$7	$47	$30	$41
Purchase commitments(1)	740	130	582	27	1
Robinhood match incentives commitments(2)	109	15	94	—	—
Credit Card Funding Trust borrowing principal and interest	94	—	94	—	—
Total	$1,068	$152	$817	$57	$42
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

The table below summarizes the net capital, capital requirements, and excess net capital of RHS and RHF as of periods presented:

	September 30, 2024
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,597	$121	$2,476
RHF	$297	$0.25	$297
As of September 30, 2024, our broker-dealer subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2023	2024
Cash provided by (used in):
Operating activities	$221	$1,243
Investing activities	(579)	(182)
Financing activities	(619)	(167)
Cash provided by operating activities increased $1.02 billion primarily driven by increased net income of $1.07 billion, partially offset by a decrease in non-cash add-backs driven by higher SBC expense in 2023 as a result of the 2021 Founders Award Cancellation. Further, changes in operating assets and liabilities had a positive impact on our cash provided by operating activities. These changes primarily included an increase in securities loaned due to continuous growth in our securities lending program. The increase was offset by an increase in receivables from users, net due to higher customer margin balance, driven by increased customer activities.
Cash used in investing activities decreased $397 million compared to the prior period. The change was primarily driven by a decrease of $182 million from fewer purchases of held-to-maturity investments and an increase of $272 million related to proceeds from maturities of held-to-maturity investments.
Cash used in financing activities decreased $452 million compared to the prior period primarily driven by a $511 million decrease in funds spent on common stock repurchases and $95 million in borrowings under our Credit Card Funding Trust to purchase credit card receivables. The decrease was partially offset by an increase of $146 million in taxes paid related to net share settlement of equity awards.
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
There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2023 Form 10-K.
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

The impact to total net revenues, net income (loss), and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	September 30,
(in millions)	2023	2024
50 basis point	$66	$86
100 basis point	132	171
150 basis point	198	257

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.
We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our credit facilities as of September 30, 2024, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments will and could continue to reduce our net interest revenues and otherwise result in reduced profitability.

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

We have expanded our operations rapidly, including continuing to introduce new products and services in our platforms, and have limited operating experience at our current scale, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. As a result of the general downturn in economic conditions and the U.S. equity markets in 2022, we announced two restructurings in April 2022 (the “April 2022 Restructuring”) and August 2022 (the “August 2022 Restructuring”) that impacted approximately 1,100 employees and scaled back hiring plans. As part of our ongoing efforts in the normal course of business, we continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers.

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
•volatility in the market generally or the occurrence of so-called “meme” trading in equities, options, cryptocurrencies, or commodity interests (including event contracts) which can cause our trading volumes to fluctuate;
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

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. For example, the SEC’s recent adoption of final rules (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain national market system (“NMS”) stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and accelerate the implementation of such rules will make the information about smaller-sized orders publicly available and result in the contraction of spreads across several securities, which we expect will lead to a decrease in the PFOF earned from such orders.In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues. In addition, to the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, we might not continue to facilitate trading of those cryptocurrencies in the U.S. (including ceasing support for such cryptocurrencies on our RHC platform, for instance, with respect to Cardano, Polygon, and Solana) or it might cause us to proactively remove certain cryptocurrencies from our RHC platform because they share similarities with such cryptocurrencies.

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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, our PFOF practices were the subject of a line of critical questioning during a February 18, 2021 U.S. Congressional hearing related to the Early 2021 Trading Restrictions, and since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in December 2022, the SEC proposed four separate equity market structure rules (the “December 2022 Rule Proposals”) related to (i) best execution; (ii) order competition, including requiring certain retail equity orders to be exposed in auctions before being internalized; (iii) order execution disclosure; and (iv) order tick size and fee caps. In September 2024, the SEC adopted the September 2024 Final Rules, which related to (i) order execution disclosure and (ii) order tick size and fee caps. The adoption of the September 2024 Final Rules will make the information about smaller-sized orders publicly available and result in the contraction of spreads across several securities, which we expect will lead to a decrease in the PFOF earned from such orders. Although these final and remaining proposed rules related to market structure design do not ban PFOF, the remaining December 2022 Rule Proposals introduce new requirements and will have the indirect effect of making PFOF more difficult or impossible to earn and condensing the revenues we could theoretically earn. Any new or heightened PFOF regulation, including the September 2024 Final Rules and the remaining December 2022 Rule Proposals if adopted as proposed, will result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or a ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

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

We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments will and could continue to reduce our net interest revenues and otherwise result in reduced profitability.

A large portion of our revenue comes from interest income earned from our corporate cash and investment portfolio, our securities lending activities, cash sweep, and from interest-rate sensitive assets, including receivables from users’ margin-borrowing and other assets underlying the customer balances we hold on our balance sheets as customer accounts. Interest rates are the key driver of our net interest income and are subject to many factors beyond our control. As interest rates increased starting in 2022, interest income has contributed an increasing share of our total net revenues, net income (loss), and cash flows, prior to any income tax effects. Reductions in interest rates and a return to a low interest rate environment would negatively impact (and the Federal Reserve lowering interest rates in September 2024 will negatively impact) our total net revenues, net income (loss), and cash flows, prior to any income tax effects, and adversely impact our customers’ returns on their cash deposits. Changes to the level or mix of interest earning balances could also negatively impact our total net revenues, net income (loss), and cash flows, prior to any tax income effects, if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates. For a more detailed discussion of interest rate risk and an estimate of how hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities could affect our total net revenues, net income (loss), and cash flows, prior to any income tax effects, see “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” elsewhere in this report.

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

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders. We have in the past and continue to be subject to investigations related to our best execution practices. For example, as previously disclosed, in December 2019 and 2020, we settled a FINRA disciplinary action and an SEC investigation, respectively, that related to our best execution practices. We face additional investigations and/or a risk of penalties in the future related to our best execution practices.

We also might be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, receipt of PFOF and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. For instance, one of the remaining December 2022 Rule Proposals relates to best execution and proposes to enhance the existing regulatory framework concerning the duty of best execution by, among other things, requiring additional policies and procedures for broker-dealers engaging in certain conflicted transactions with retail customers. There is a risk that these bodies might adopt additional regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulations could have a material adverse impact on our business and one of our primary sources of revenue.
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

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, NSCC, and OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, as well as capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio. We may also need to hold capital and make deposits with respect to event contracts, including presidential election event contracts, in accordance with applicable Commodity Futures Trading Commission (“CFTC”) regulations and ForecastEX, LLC’s Rulebook for Robinhood Derivatives, LLC.

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
•our decision to offer products viewed by some as controversial, such as presidential election event contracts;
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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and recent ongoing events in the Middle East, financial market volatility (such as we experienced during the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or commodity interests (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or commodity interest trading generally (such as the bear markets that developed for equities and crypto in the second quarter of 2022 and continued into 2023 (the “2022 Bear Markets”)) and changes in the markets in which such transactions occur (such as following the 2022 Crypto Bankruptcies), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. For example, as a result of the 2022 Bear Markets, for fiscal year 2022, our daily revenue trades for options, equities, and crypto declined by 33%, 49%, and 75%, compared to fiscal year 2021. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our Co-Founder and CEO, Vladimir Tenev, has been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment offer letters with some of our key personnel, most of these agreements have no specific duration and are terminable by either party at-will and our senior management team has experienced recent changes. We do not maintain key person life insurance policies on any of our employees.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States, the UK, the EU and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of the securities industry, financial services, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency, derivatives, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection, data security, as well as climate risk and environmental impact, including with respect to disclosure of greenhouse gas emissions and other metrics related to climate change.

The substantial costs and uncertainties related to complying with these regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, after launching Sherwood Media, our media subsidiary dedicated to providing news and information about the markets, economics, business, technology, and the culture of money), we received inquiries from FINRA regarding Sherwood Media’s relationship to RHF. In addition, after announcing in March 2024 the launch of the Robinhood Gold Card, which is currently offered via a waitlist through Robinhood Credit exclusively to Gold Subscribers and provides rewards via the Robinhood Gold Credit Card Rewards Program, we received requests for information from the MSD related to the Robinhood Gold subscription service and the Robinhood Gold Card. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. For instance, since we began to offer presidential election event contracts, the CFTC has been in the process of appealing the U.S. District Court for the District of Columbia’s decision in KalshiEx LLC v.

Commodity Futures Trading Commission, and should the CFTC succeed on appeal, we may not be able to continue offering presidential election event contracts and potentially could be subject to adverse litigation and regulatory actions for doing so. In addition, the CFTC has proposed a rule amendment that has not been finalized - if adopted by the CFTC, the election event contracts as offered would likely be prohibited. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation.

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

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the DOJ, SEC, FINRA, the CFTC and The National Futures Association or other federal agencies such as the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”), the FDIC or CFPB, and state regulatory agencies, such as the MSD, the California Attorney General’s Office, and the New York Department of Financial Services (“NYDFS”), among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

•In June 2021, we resolved multiple matters with FINRA (including investigations into systems outages, our options product offering, and margin-related communications with customers), resulting in censure, fines and restitution of $70 million, and engagement of an independent consultant.
•In connection with the Early 2021 Trading Restrictions, we and our employees, including our Co-founder and CEO, Vladimir Tenev, have received requests for information, and in some cases, subpoenas and requests for testimony from the USAO, the DOJ, Antitrust Division, the SEC Staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. We have also received inquiries from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading during the week of January 25, 2021 in some of the securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., and specifically as to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations and examinations.
•In August 2022, we settled an NYDFS investigation under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant.
•Since March 2023, we have reached settlements with over 45 state regulators, including, for example, the Alabama Securities Commission, the California Department of Financial Protection and Innovation, the Colorado Division of Securities, the Delaware Department of Justice - Investor Protection Unit, the New Jersey Bureau of Securities, the South Dakota Division of Insurance, and the Texas State Securities Board regarding investigations related to RHF’s options trading and related customer communications and displays, options and margin trading approval process, the March 2020 Outages, and customer support issues prior to June 2020, under which we have agreed to pay a monetary penalty of $200,000 per state. Potential additional state settlements as part of a multi-state settlement related to these issues totaling up to approximately $10 million are possible.
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
•In August 2024, we settled a matter with the California Attorney General’s Office related to among other things, certain disclosures by RHC and delivery of customers’ cryptocurrency assets under California Corporations Code Sections 29520 and 29505 during the period January 2018 through April 2022. We paid a monetary penalty of $3.9 million.
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

Additionally, while we now offer select services and products in certain countries outside the United States, we are not currently licensed, authorized, or registered in every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s investigation as to whether or conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized could result in fines or other enforcement actions or settlements.

Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.

Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed concerns about various market practices, including PFOF and options trading. In his testimony, Chair Gensler indicated that he had instructed the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC Staff to consider whether expanded enforcement mechanisms are necessary. In December 2022, the SEC proposed the December 2022 Rule Proposals, which relate to (i) best execution, (ii) order competition, (iii) order execution disclosure, and (iv) order tick size and fee caps. In September 2024, the SEC adopted equity market structure rules related to (i) order execution disclosure and (ii) order tick size and fee caps. The SEC issued a request for information and public comment on digital engagement practices by broker-dealers and investment advisers in August 2021. In his April 2023 testimony before the U.S. House of Representatives Committee on Financial Services, Chair Gensler stated that he had asked the SEC Staff to make recommendations for rule proposals addressing conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others. On July 26, 2023, the SEC proposed new rules (the “July 2023 Rule Proposals”) that would impose new obligations on registered broker-dealers and investment advisers with respect to their use of certain covered technologies when interacting with investors. In May 2024, Chair Gensler indicated in multiple speeches that the SEC Staff was considering re-proposing modified versions of these rules and the SEC’s Spring 2024 regulatory flexibility agenda published in July 2024 indicates that a second notice of proposed rulemaking on this topic is scheduled for October 2024. However, if adopted as originally proposed, the July 2023 Rule Proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and could significantly change the way that we interact with existing and prospective customers—which may adversely impact our business and revenues. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing products and services and to create and monetize new products and services that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience (for instance, presidential election event contracts). Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these development efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline. Our international expansion efforts may increase these risks as we expect to adapt our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors, as discussed in “—Risks Related to Our Business—We recently started operating in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.”

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

While we have made, and continue to make, significant investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platforms and operations, the risk of software and system failures and design defects is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It might become increasingly difficult to maintain and improve the availability of our platforms, especially as our platforms and product offerings become more complex and our customer base grows. For instance, we have needed and will continue to need to have adequate capacity and infrastructure on our platform with respect to the rollout, offering, and settlement of presidential election event contracts. We might also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platforms. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised, and our platforms and technical infrastructure might be affected.

In addition, surges in trading volume on our platforms have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) the March 2020 Outages, which resulted in some of our customers being unable to buy and sell securities and other financial products on our U.S. trading platform for a period of time, and (ii) the April-May 2021 Disruptions, which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platforms have otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations. We provided remediation to many of our customers impacted by the March 2020 Outages through cash payments, resulting in out-of-pocket losses to us of approximately $3.6 million. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, alternative trading systems (such as Blue Oceans ATS, LLC (“BOATS”) with respect to Robinhood 24 Hour Market), exchange systems, (such as ForecastEx, LLC, with respect to presidential election event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers, provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations, and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

We face a risk that our third-party service providers might be unable or unwilling to continue to provide these services to meet our current needs in an efficient, cost-effective manner or to expand their services to meet our needs in the future. Any failures by our third-party service providers that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased customer satisfaction and increase customer attrition, subject us to customer complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Regulators might also hold us responsible for the failures of our providers. For example, after BOATS, the trading venue that primarily supports overnight trading on Robinhood 24 Hour Market (8:00 pm - 4:00 am ET), experienced disruptions during the overnight trading session on August 4- 5, 2024, we received requests for information from certain regulators.

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

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds (“ETFs”) and individual stocks – 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by BOATS, a trading venue that replicates the role that stock exchanges play during regular market hours. If BOATS becomes unwilling or unable to do business with us or one of our market makers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should BOATS experience downtime or diminished performance (as it has in the past and could again in the future), particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.

Additionally, the SEC finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1), which became effective on May 28, 2024. The shortening of the settlement cycle has led to a reduction in the length of exposure to trading counterparties and lower margin requirements for our clearing operations, but it has also required technological, operational, and compliance adjustments across the industry that have been and are likely to continue to be time consuming and costly for all market participants and which has increased and could continue to increase the risk of operational errors, any of which could be material in light of the magnitude and volume of our settlement-related activities and obligations.

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

We also provide customers with a variety of educational materials, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investment Index. Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc. and Level II market data from Nasdaq. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

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

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our the RHC platform, that we believe are not securities under U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in the cryptocurrency and its related ecosystem. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and the SEC Staff have taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions – and we do not currently support any cryptocurrencies in the U.S. for which the SEC or the SEC Staff has taken such a position. Otherwise, the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security. While prior public statements by senior officials at the SEC indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms), Bitcoin and Ethereum were the only specific cryptocurrencies as to which senior officials at the SEC had publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. For example, Chair Gensler was quoted in a February 2023 interview as saying “[e]verything other than Bitcoin” when discussing the SEC’s purview with respect to cryptocurrency and in April 2023 declined to provide his view when asked if he considered Ethereum to be a security during his testimony to the U.S. House of Representatives Financial Services Committee. In May 2024, however, the SEC approved the listing and trading of ETFs whose assets include Ethereum on SEC-regulated exchanges; some view this approval as an implicit acknowledgement by the SEC that Ethereum is not necessarily a security. Similarly, although the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. Chair Gensler has made numerous statements (including in testimony before the U.S. Senate Committee on Banking, Housing, and Urban Affairs and the U.S. House of Representatives Committee on Financial Services) indicating that he believes most tokens in the crypto market are securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to assert or determine that a cryptocurrency supported by our RHC platform is a “security” under U.S. law. In July 2022, the SEC filed an insider trading case against, among others, an employee of one of our competitors in which the complaint alleged that certain cryptocurrencies (none of which we currently support) were securities under the Securities Act and the Exchange Act. Additionally, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities, including Cardano, Polygon, and Solana, which were supported on our RHC platform. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. Although we have since ceased support for Cardano, Polygon, and Solana, we do offer the Robinhood Wallet, which is a self-custodial crypto wallet. While the SEC’s September 2024 memorandum of law in support of motion for leave to amend the complaint against Binance states that the SEC’s prior use of “crypto asset securities” when referring to cryptocurrency assets did not mean that the SEC was referring to the “crypto asset itself as the security” but that the cryptocurrencies at issue were offered and sold as investment contracts (and therefore are securities), the SEC’s approach going forward remains unclear in light of this memorandum of law in support of motion for leave to amend the complaint as well as the August 2024 decision in the SEC’s case against Payward, Inc. and Payward Ventures, Inc. that the cryptocurrencies at issue were not themselves securities but were offered as, or sold as, investment contracts (and therefore were securities). The outcome of these matters and decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. From time to time, we also have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our RHC platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the SEC find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received the May 2024 Wells Notice. The potential action related to the May 2024 Wells Notice may involve a civil injunctive action, public administrative proceeding, and/or a cease-and-desist proceeding and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and censure, revocation, and limitations on activities.

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

In the United States, we allow customers to deposit and withdraw cryptocurrencies to and from our RHC platform through our Crypto Transfers feature in the states in which RHC operates (other than New York, where our regulatory application is still pending). Since July 2024, we also allow customers in select jurisdictions in Europe to deposit crypto onto our RHEC platform, and since August 2024, we have allowed customers to withdraw crypto from our RHEC platform. Crypto Transfers are processed using Robinhood’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, U.S. customers have access to a fiat-to-crypto on-ramp tool that developers can embed directly into their decentralized applications (“Robinhood Connect”), allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

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
As a result of the stored value Spending Account program and the Robinhood Cash Card, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. As a result of Robinhood Credit, we are also subject to a number of state licensing and other regulatory requirements and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Robinhood Credit is in the process of acquiring licenses in all states where required to do so and is discussing with regulators, such as the Nebraska Department of Banking and Finance and Massachusetts Division of Banks, certain prior related activity. Failure to obtain or maintain these licenses, failure to comply with these rules or requirements, or conducting such activity without a license, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, and subject to regulatory fines, penalties, or criminal charges. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.
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

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we might not be aware that our products, services, or marketing materials are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties might bring claims alleging such infringement, misappropriation or violation. As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities,” and other intellectual property rights holders have in the past and might in the future attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements.

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

As of September 30, 2024, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

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

On May 28, 2024, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock to return value to shareholders. In July 2024, Robinhood began to execute on the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management currently expects to conduct the Repurchase Program over a period of two to three years, beginning in the third quarter of 2024. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the

Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.
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

In addition, a third party attempting to acquire us or a substantial position in our Class A common stock might be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a FINRA member firm’s equity and would include a change in control of a parent company and similar approval from the Financial Conduct

Authority, which regulates our U.K. authorized broker-dealer subsidiary, must be obtained in connection with any transaction resulting in a person or entity holding, directly or indirectly, 10% or more of the equity or voting power of a U.K. authorized person or the parent of a U.K. authorized person. These and any other applicable regulations relating to changes in control of us or our regulated subsidiaries could further have the effect of delaying or deterring a change in control of us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From January 1, 2024 through September 30, 2024 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1, 2024 - July 31, 2024	386,603	$22.58	386,603	$991
August 1, 2024 - August 31, 2024	2,823,247	$18.86	2,823,247	938
September 1, 2024- September 30, 2024	1,802,345	$19.62	1,802,345	903
Total	5,012,195	$19.42	5,012,195	$903

(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On May 28, 2024, we announced that the Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. Refer to Note 11 - Common Stock and Stockholders' Equity to our unaudited condensed consolidated financial statements in this Quarterly Report for more information about the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) On August 9, 2024, Daniel Gallagher, our Chief Legal Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 650,000 shares of our Class A common stock on or prior to November 21, 2025.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on October 30, 2024.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Co-Founder, Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)