Form 10-K
period 2024-12-31
Robinhood Markets, Inc.
filed 2025-02-18
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.3 billion (based on the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on that date). Shares of common stock owned by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 12, 2025, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 767,947,897 and 117,512,743.

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
2

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) of Robinhood Markets, Inc (“RHM” and, together with its subsidiaries, “we”, “Robinhood”, or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Annual Report includes, among others, forward-looking statements regarding:
•our expectations regarding legal and regulatory proceedings and investigations;
•our intent to continue to invest in technology;

•our expectations about our ability to rapidly adopt and introduce new tools relating to artificial intelligence (“AI”), including building complex AI agents and AI-native advisory products;

•our expectations about our ability to lead in cryptocurrency and blockchain technology;

•our plans to launch new products and features that drive tokenization in the future;

•our expectations about becoming the number one retail trading platform across all asset classes;

•our plans to keep investing in our existing products and features while also launching new products and services like Robinhood Legend, index options, futures, and event contracts;

•our expectations of making Robinhood Legend the most state-of-the art desktop platform for trading; our plan to launch a more comprehensive event contract product in response to customer demand;

•our expectations about becoming number one in wallet share for the next generation;

•our belief that as our customers grow their wealth, they will continue to expand their relationship with our platform, providing an increased opportunity to meet their growing financial needs;

•our expectations regarding products related to wealth management and advisory, including our plan to focus on multigenerational advisory in our future product roadmap;

•our plan to continue expanding the coverage of Robinhood Gold;

•our belief that there is a significant opportunity for Robinhood to grow internationally and our intent to continue expanding our operations outside of the United States, including our plan to continue the expansion of our United Kingdom (“U.K.”) brokerage product offering, including option trading, in 2025, and our plan to open an office in Singapore as our APAC headquarters;

•our plan to consider factors such as population size and demographics, legal and regulatory environments, and general investing attitudes and the competitive landscape in potential new markets prior to pursuing such expansion;

•our expectations about adapting our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors when pursuing such expansion;

•our expectations with respect to our pending acquisitions of Bitstamp (as defined below) and TradePMR (as defined below);

•our current expectations with respect to the timing of our Repurchase Program (as defined below); and

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
Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this Annual Report. Reported results should not be considered an indication of future performance. Factors that contribute to the uncertain nature of our forward-looking statements include, among others:
•our rapid and continuing expansion, including continuing to introduce new products and services on our platforms as well as geographic expansion;

•the difficulty of managing our business effectively, including the size of our workforce, and the risk of declining or negative growth;
•the fluctuations in our financial results and key metrics from quarter to quarter;
•our reliance on transaction-based revenue, including payment for order flow (“PFOF”), the risk of new regulation or bans on PFOF and similar practices, and the addition of our new fee-based model for cryptocurrency;
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
•the effects of competition;

•our need to innovate and acquire or invest in new products, services, technologies and geographies in order to attract and retain customers and deepen their engagement with us in order to maintain growth;
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
•the risks associated with incorporating AI technologies into some of our products and processes;
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
Our mission is to democratize finance for all. We use technology to provide access to the financial system in a way that is simple and convenient for our customers. We believe investing should be familiar and welcoming, with a simple design and an intuitive interface, so that customers are empowered to achieve their goals. We started with a revolutionary, bold brand and design in the Robinhood app which makes investing approachable for millions. Over the last decade, we have disrupted and changed the industry, becoming the first U.S. retail broker to offer commission-free stock trading with no account minimums, which was subsequently adopted by the rest of the industry. In recent years, we have continued to build relationships with our customers by introducing new products and diversifying our services that further expand access to the financial system, including focusing on products and tools for more seasoned investors. Through these efforts, we believe we have made investing culturally relevant and understandable, and that our platform is enabling our customers to become long-term investors and take greater control of their finances.
At Robinhood, our values are in service of our customers. The following values describe the company that we aspire to become:
•Safety First. Robinhood is a safety first company. We create with care, make changes thoughtfully, and obsess over details. We don’t compromise regulatory requirements to move fast, and when we see something amiss, we move quickly to correct it. We take risks responsibly with safety as the foundation of innovation.
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
Our Products And Features
We understand that millions of our customers have used Robinhood to enter the financial markets for the first time, and we take our responsibility to them seriously. We are passionate about operating Robinhood in a way that aligns with customer interests, applicable regulations, and with our own mission to democratize finance for all. We continue to create an ecosystem of financial products and services that will enable people across the world to become investors. We believe our products can transform the relationship people have with the financial system and that the products on our roadmap will go a long way toward making that a reality.
We began by offering our customers the ability to buy and sell equities on a mobile-first platform and have since continued to expand our offerings to add new asset classes, products and features, while also growing internationally to better serve our customers. We designed our mobile platform to be an elegant, intuitive investing interface that provides our customers with trading functionality and market information such as historical prices, valuation multiples, recent news, analyst ratings, advanced charts, and more, at no additional cost. During the fourth quarter of 2024, we introduced Robinhood Legend. Built specifically for active traders, Robinhood Legend is a new powerful, sleek browser-based desktop trading platform that is fully customizable and available at no additional cost to anyone with a Robinhood account. We are in the process of scaling Robinhood Legend to all supported asset classes and capabilities, with the goal of making it the most state-of-the-art desktop platform for trading.
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
Brokerage
United States
•Investing. Our platforms allow our customers to invest commission-free in U.S.-listed stocks and exchange traded funds (“ETFs”), as well as related options and American Depository Receipts (“ADR”).

•Options Trading. We review eligibility for our customers who wish to trade options, including disclosure of investment experience and knowledge, investment objectives and financial information. Subject to approval from Robinhood, customers can access basic options strategies (Level 2), which permits buying calls and puts and selling covered calls and puts, or more advanced options strategies (Level 3), which permits fixed-risk spreads (such as credit spreads and iron condors) and other advanced trading strategies, depending on their individually disclosed preparedness. We conduct regular reviews of our customers’ eligibility and take action to revoke access to trading options as appropriate, to ensure our customers are accessing the level of options strategies that are appropriate for them based on information such as their trading experience, investment objectives and financial situation. During the fourth quarter of 2024, we announced index option trading and made it available to all customers in January 2025. Index option trading allows our customers to trade options on diversified indices like the S&P 500 and VIX, while gaining access to potential tax benefits and one of the lowest contract fees among leading brokerages.
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
•Access to Investing on Margin. Subject to approval upon meeting eligibility criteria set by Robinhood, customers can invest on margin. This allows eligible customers to borrow a limited amount of funds from Robinhood to use as additional investing capital. Robinhood decides whether to extend margin to each customer who applies for access based on information regarding customer activity, portfolio equity or net worth criteria, investment objectives, and investing experience reported by the customer. In 2024, we began to offer an industry-leading tiered margin structure where customers now receive a single low interest rate based on their total margin balance, replacing the floating interest rate that was offered previously.
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
•Robinhood Retirement. We are making it easy and accessible to start saving for retirement through a traditional Individual Retirement Account (“IRA”) or Roth IRA and are expanding options for the growing population of freelance and gig workers without access to employer-based matching programs. Customers’ eligible contributions to their retirement account can earn a percentage match by Robinhood, subject to a five-year holding period. We offer customer IRA instant deposits up to $1,000, which allows customers to immediately start investing. Customers can also get a custom recommended portfolio, build their own, or do both, all commission-free.

•24 Hour Market. We were the first U.S. broker to offer around-the-clock trading of individual stocks, 24 hours a day, 5 days a week. We also offer around-the-clock trading of ETFs. It allows our customers to better manage their risk and take advantage of opportunities, no matter what time of day they arise.
•Joint Investing Accounts. Our joint investing accounts allow customers to seamlessly manage investments with their partner while keeping their shared assets in one place. The joint account provides shared access for account holders that allows them to combine funds and increase their investment power as they work towards their financial goals. Gold Subscribers can also extend certain Robinhood Gold benefits to a joint account at no additional cost.
•Event Contracts. An event contract is a type of financial derivative that allows traders to speculate on the outcome of a specific event. These contracts are generally structured around “Yes” or “No” outcomes, and fluctuate in price based on the projected outcome of the event. Event contracts then pay out if the position held matches the correct outcome of the event; otherwise, they expire with no value. Event contracts are offered through our Futures Commission Merchant (“FCM”) license regulated by the Commodity Futures Trading Commission (“CFTC”). During the fourth quarter of 2024, we were one of the only companies offering presidential election event contracts for the U.S. presidential election, which allowed customers to trade based on their prediction for which candidate would win the election. We believe event contracts give people a tool to engage in real-time decision-making, unlocking a new asset class. Following the success of our presidential election market, we plan to launch a more comprehensive event contract product in response to customer demand.
•Futures. A futures contract is a legal agreement between two parties to buy or sell a set amount of an asset at an agreed-upon future date with the price set today. We started to make futures trading available to customers beginning January 2025 and expect full availability to all customers in the first quarter of 2025. Our futures trading allows customers to trade stock indexes, energy, currency, metals, and crypto at the speed of a tap with our sleek new trading ladder, while gaining access to potential tax benefits and one of the lowest commissions rates among leading competitors. In addition, our futures trading has no pattern day trading rules.
United Kingdom
•In 2024, we began to offer most of our brokerage services to customers in the U.K. through Robinhood U.K. Ltd (“RHUK”), using a separate mobile application that is only available to eligible users in the U.K. Brokerage services available to our U.K. customers include commission-free trading on U.S.-listed stocks and ADR, option trading, fractional share trading, recurring investments, investing on margin, Fully-Paid Securities Lending, Cash Sweep, and 24 Hour Market. We plan to continue expanding our U.K. brokerage product offering in 2025.

Robinhood Crypto
United States
We offer cryptocurrency trading in the United States through Robinhood Crypto, LLC (“RHC”). We have expanded our coverage to Hawaii, Puerto Rico, and the U.S. Virgin Islands, achieving full coverage across all U.S. states and the largest territories. Customers trading in the Robinhood app can choose to have orders routed to non-exchange liquidity providers (“market makers”) commission-free or through exchange liquidity providers (“partner exchanges”) via smart exchange routing for a fee. Orders placed on Robinhood Legend are all routed to the partner exchanges via smart exchange routing.
We currently support trading in the following 22 cryptocurrencies, where available(1):

Aave (AAVE)	Avalanche (AVAX)	Bitcoin (BTC)
Bitcoin Cash (BCH)	BONK (BONK)	Cardano (ADA)
Chainlink (LINK)	Compound (COMP)	Dogecoin (DOGE)
Dogwifhat (WIF)	Ethereum (ETH)	Ethereum Classic (ETC)
Litecoin (LTC)	Pepecoin (PEPE)	OFFICIAL TRUMP (TRUMP)*
Shiba Inu (SHIB)	Solana (SOL)	Stellar Lumens (XLM)
Tezos (XTZ)	Uniswap (UNI)	USD Stablecoin (USDC)**
XRP (XRP)
_______________
(1) Not all cryptocurrencies are available in every state. An asterisk indicates a cryptocurrency is not currently available for trading in New York; a double asterisk indicates a cryptocurrency is not currently available for trading in New York or Texas.
We also offer commission-free crypto recurring investments, allowing customers to automatically buy crypto on a schedule of their choice. This feature allows customers to build positions in their favorite cryptocurrencies over time. As an agent, we route all cryptocurrency transactions initiated by customers to third-party market makers or exchange liquidity providers. We never act as a counterparty to our users’ buy or sell transactions. We offer cryptocurrency transfers (“Crypto Transfers”), allowing customers to transfer cryptocurrency into and out of their RHC accounts without commission, where eligible. Additionally, we provide real-time market data for certain cryptocurrencies, including those that are not supported on RHC’s platform, for informational purposes only.
With Robinhood Connect, a fiat-to-crypto on-ramp tool that developers can embed directly into their decentralized applications, customers can fund Web3 wallets without the need to leave decentralized applications, or dApps. This avenue also benefits developers by being able to quickly embed the feature directly into their dApps, allowing their customers to use Robinhood Crypto to buy and transfer crypto, and fund their self-custody wallets.

We also launched the Robinhood Crypto Trading API to our most seasoned crypto traders, which can be used to set up advanced and automated trading strategies that allow them to stay ahead of market trends, react to significant market movements, or simply trade crypto–all without needing to open the Robinhood app.

European Union

We offer cryptocurrency trading in select jurisdictions within the European Union (the “EU”) through Robinhood Europe, UAB (“RHEU”) using a separate mobile application that is only available to eligible users in the EU. Eligible users in select jurisdictions in the EU can currently buy, sell, and hold select cryptocurrencies through RHEU. We charge users a commission each time a user decides to buy or sell certain cryptocurrencies in the EU. The list of cryptocurrencies supported by RHEU for eligible users in select jurisdictions in the EU is available on our website at https://robinhood.com/eu/en/support/articles/about-robinhood-crypto/.

We offer staking exclusively for EU customers on selected cryptocurrencies. Staking allows customers to earn rewards by locking up the cryptocurrencies, subject to the network and cryptocurrency’s requirements and bonding periods. In 2024, we also made Crypto Transfers available in the EU, giving EU customers greater flexibility and control over their digital assets.

Custody

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) offline cold wallets, which require physical access controls. Our wallets store and transfer all the settled digital assets listed above using an architecture combining multi-party computation and hardware security to eliminate a single point of failure. We do not utilize third-party custodians for settled cryptocurrencies, but we do integrate proprietary technology from a third-party industry-standard vendor into the systems we use to support the custody, transfer and settlement operations to our wallets. In general, the overwhelming majority of cryptocurrency coins on our platforms are held in cold storage, in facilities located in the United States and in the EU with physical security systems that we believe are state-of-the-art, though some coins are held in hot wallets to support day-to-day operations.
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
We currently do not hold significant amounts of cryptocurrency for our own account. The small amounts of cryptocurrency assets we currently hold are purchased to solely support our business operations, and we do not commingle cryptocurrencies with those of our users. We do not engage in lending transactions with cryptocurrencies held on behalf of customers. We do not seek to profit from proprietary trading and only facilitate customer transactions. In addition, we have anti-money laundering and insider trading programs intended in part to prevent self-dealing and other potential conflicts of interest, including with respect to our cryptocurrency services.
Robinhood Wallet
Separately from RHC and RHEU, Robinhood offers a self-custody, web3 wallet (the “Robinhood Wallet”) in over 150 countries through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd., that allows customers to deposit and withdraw cryptocurrencies to and from their wallets. Customers can store and manage cryptocurrencies on the Ethereum, Bitcoin, Solana, Dogecoin, Arbitrum, Polygon, Optimism and Base networks. The Robinhood Wallet gives customers full control over their cryptocurrencies, which means they hold and maintain the private key to their assets, and does not collect any portion of network or “gas” fees imposed by the applicable network. The Robinhood Wallet is a software application that users must access via a separate application. Neither RHC nor RHEU custody any Robinhood Wallet assets.

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
•Access to Investing on Margin. No interest is charged on the first $1,000 in margin borrowed by each Robinhood Gold subscriber.
•Lower Contract Fees or Commissions. Subscribers can trade index options at a lower contract fee or futures with lower commissions charged compared to customers who do not subscribe to Gold.
•Professional Research. Subscribers have unlimited access to in-depth stock research reports provided by Morningstar.
•Advanced Market Data. Subscribers have the ability to see greater depth of orders for any given stock or option with Level II Market Data from Nasdaq. The ability to see multiple buy and sell requests helps subscribers understand the availability or desire for a stock at a certain price.
Robinhood Gold Card
Robinhood Gold Card is offered under a program agreement (“Program Agreement”) between Robinhood Credit, Inc. (“Robinhood Credit”) and Coastal Community Bank (“Coastal Bank”), a member of the FDIC. There are no annual fees, and no foreign transaction fees. Robinhood Gold Card is exclusively for qualified Gold Subscribers and offers rewards on each eligible purchase, which are redeemable for travel, gift cards, and shopping, or can be instantly transferred to a Robinhood Gold Card user's brokerage account to invest, earn interest, or withdraw. Robinhood Gold Card users can manage their card activities via a separate mobile application, the Robinhood Credit Card app. We continue to roll out Robinhood Gold Card, now in the hands of nearly [100 thousand] customers.
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
We offer a variety of ways for our customers to grow their financial knowledge:
•Robinhood Learn. Robinhood Learn is an online collection of guides, feature tutorials, and an extensive financial dictionary available to anyone. It is designed to provide people with a breadth of financial education and is regularly updated to ensure we provide timely and relevant information for anyone to learn and grow.

•In-App Education. Our in-app education resources cover investing fundamentals including why people invest, a stock market overview, and tips on how to define investing goals. This allows customers to understand the basics of investing before their first trade. We plan to continue to release additional Learn modules to provide customers access to information that can help build financial confidence.
•Newsfeeds. Our newsfeeds give customers access to free, premium news from sites such as Barron’s, Reuters and Dow Jones.
•Sherwood Snacks. Sherwood Snacks is an accessible digest of business news stories written for a new generation of investors. Its bite-sized news stories bring new investors the latest market-moving news without all of the complicated financial jargon. Building on the success of Robinhood Snacks, we formed Sherwood Media, LLC (“Sherwood Media”), a subsidiary that is the home for news and information about the markets, economics, business, technology, and the culture of money. We offer a suite of new editorial offerings, complementing Robinhood Snacks with more always-on news updates and analysis, original reporting and new newsletter offerings.
•Crypto Learn and Earn. Our exclusive in-app educational module available to all RHC and eligible RHEU and Robinhood Wallet customers via Robinhood Learn that educates customers on the basics about cryptocurrency. Customers who complete these courses will be eligible to receive rewards, which will be paid out in cryptocurrency.
Our Technology
The Robinhood apps and Robinhood Legend are the core front-end pathways through which our customers engage with us. Our self-clearing system, order routing system, data platform, and other back-end infrastructure deliver the capabilities that allow our customers to focus on investing, saving and spending, while also enabling us to rapidly develop products that our customers love to use.
Some of our most critical technologies include:
•Core Infrastructure and Data Platform. Our core infrastructure and data platform are all built on Amazon Web Services, and our platform enables application developers to define their microservices in a simple, standardized manner while also providing built-in scalability and resiliency.
•Self-Clearing System. Our self-clearing services allow us to clear and settle trades across stocks, ETFs, and options without relying on a third-party clearing firm, an approach that provides increased internal visibility and stronger oversight and control over clearing and settlement functions.
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
•Machine Learning Platform and Artificial Intelligence. We currently use machine learning and AI to improve our products and processes in certain circumstances. Our machine learning models and AI contribute to multiple capabilities across our business. For example, we use machine learning and AI to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and even to improve the customer experience in our newsfeed by expanding the number of sources we can pull from, parsing and categorizing these articles, and delivering highly relevant and varied news to our customers for companies, stocks, or cryptocurrencies.
•Experiments Infrastructure. To enable our rapid product development cycle, we’ve built a proprietary experiments infrastructure that enables us to test product changes through the build process and validate research hypotheses. The iterative, customer-centric product development approach that is so core to our success is enabled by this robust internal technology.
Looking ahead, we believe we are strategically positioned at the center of two major platform shifts—AI and cryptocurrency and blockchain technology—which have the potential to transform the industry.
•Artificial Intelligence. We currently expect our adoption of AI to occur in three phases: by augmenting internal operations, by enhancing customer-facing products, and by developing sophisticated autonomous financial agents. We have successfully created operational efficiencies and brought in top-tier AI talent, including experts from leading frontier AI labs, to accelerate our advancements in AI. Additionally, we have begun to incorporate early applications of generative AI into our product offerings, such as within our customer service flows. As a technology company, we believe we are able to rapidly adopt new tools on the way to building complex AI agents and expect to introduce significantly more in the coming year, including our first AI-native advisory products.
•Cryptocurrency and Blockchain Technology. We believe cryptocurrency and blockchain technology will fundamentally transform financial infrastructure by offering significant efficiencies as the blockchain reduces the need for traditional financial intermediaries, such as clearing houses, transfer agents, and payment processors, leading to lower operational costs. We anticipate that cryptocurrency will increasingly integrate with the traditional financial system, ultimately serving as the new infrastructure for financial services. We expect that this will be driven by tokenization, which enables efficiency gains by moving traditional financial assets onto blockchain. We believe our leadership in crypto trading will position us to lead in this space and expect to continue launching new products and features that drive tokenization in the future.
Our Customers
We are empowering a new generation of financial consumers. Robinhood was built to make the financial system more accessible and transparent for everyone. We have reached customers from a wide variety of social and economic backgrounds and many of our customers have told us that Robinhood was their first brokerage account. We take pride in the fact that we are expanding the market by welcoming new investors into the financial system and helping the next generation of investors build sound long-term investing, saving, and spending habits in their prime wealth building years. We are also laser focused on being the top platform for active traders who trade more actively and use more sophisticated products.
Customer feedback is at the heart of product development at Robinhood. We regularly communicate with our customers—not just to provide support, but also to learn more about their experiences and insights, and to respond to their feedback about our products. This keeps us connected with customers and enables us to understand their expectations, problems and opportunities they face financially. For example, in response to this customer feedback, we launched tax lots, an important feature designed to help customers manage their tax liabilities and give them flexibility when selling stocks. Further, in response to feedback from our active traders to have more tools to better track and manage their portfolio’s performance, both past and present, we also introduced the profit and loss chart, which enables our customers to see realized profit and loss information on all trades since January 1, 2024. These launches reflect our ongoing commitment to providing our customers with the insights and resources they need to make informed decisions and plan for the future.

Our Growth Strategies
Our growth strategies are built around three key focus areas designed to meet increasing demand from our customers and further our mission of democratizing finance for all. We believe we are still in the early stages of this journey and remain committed to expanding access to financial services through innovative products.
Establishing Ourselves as the Number One Platform for Active Traders
Our focus has been on systematically resolving issues that would lead an active trader to consider using another platform, with a particular emphasis on innovation and speed. We track our progress here by Notional Trading Volume (as defined in Part II, Item 7 of this Annual Report, “Glossary Terms”) market share. Our strategy for being number one in active traders is centered on three main priorities:

•new product innovations not yet available from all of our competitors such as our 24 Hour Market;
•expansion of asset classes such as index options, futures, and event contracts; and
•improving our tools, latency and charting to be best-in-class, particularly on Robinhood Legend.
With the launch of Robinhood Legend, along with a range of new capabilities and features that we have built and released, and plan to continue building and releasing in the future, we believe in our path to becoming the number one retail trading platform across all asset classes.

Becoming the Number One in Wallet Share for the Next Generation
Many of our customers are just beginning their financial journeys. As our next generation customers grow their wealth, we believe they will continue to expand their relationship with our platform, providing an increased opportunity to meet their growing financial needs. We believe that these needs may come in a number of forms, from helping new investors grow into long-term investors to providing other financial services such as saving, spending, or facilitating payments. We are committed to deepening strong relationships with our customers and we track our progress here by Robinhood Gold Subscribers and Net Deposits (each as defined in Part II, Item 7 of this Annual Report, “Key Performance Metrics”). Our strategy for being number one in wallet share for the next generation is centered on three main priorities:
•build new products that cover the next generation’s remaining core financial needs, such as wealth management and advisory. We expect multigenerational advisory to be a big focus area in our future product roadmap, including via our pending acquisition of TradePMR (refer to Note 3 - Business Combinations to our consolidated financial statements in this Annual Report for more information);
•innovate on incentives, particularly through Robinhood Gold, to provide our customers with greater value as their assets grow with us. Robinhood Gold has accelerated our growth in wallet share with our customers and we plan to continue expanding its coverage to include more of our products; and
•reduce withdrawals and increase deposits by further streamlining the process for customers to onboard, deposit funds, and transfer assets into Robinhood.
Building the Number One Global Financial Ecosystem
We believe there is a significant opportunity for Robinhood to grow internationally. We have leveraged our strengths as a technology and innovation leader in the U.S. and expanded our reach globally in the U.K. with brokerage services and in the EU with cryptocurrency trading. We have also taken our first steps in the business-to-business and institutional markets through our pending acquisitions of Bitstamp and TradePMR (Refer to Note 3 - Business Combinations to our consolidated financial statements in this Annual Report for more information). Our strategy for building a global financial ecosystem is centered on three main priorities:
•extend and adapt products that we have already built for U.S. consumers, such as our planned 2025 launch of options trading in the U.K.;
•prioritize functionality that creates value for our customers across our platforms globally, and not just focusing on one individual market, such as multicurrency accounts and integration with foreign exchanges like the London Stock Exchange; and
•introduce market-specific functionality, such as individual saving accounts and self-invested personal pensions in the U.K.
We consider factors such as population size and demographics, legal and regulatory environments, general investing attitudes and the competitive landscape in potential new markets prior to pursuing such expansion. This drove our decision to open an office in Singapore as our APAC headquarters. Our plans to pursue international expansion are dependent on a variety of external factors, including, among other things, our obtaining required regulatory approvals, authorizations, licenses and consents, our obtaining and protecting intellectual property rights abroad, and the identification of, and successful entry into new business partnerships with third-party service providers that would be necessary to provide our products and services in the relevant local market.

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
•operating efficiency;
•engineering talent;
•brand recognition;
•security and trust;
•cloud-based architecture;
•regulatory licenses; and
•vertical integration.
We seek to differentiate ourselves from competitors primarily through our vertically integrated mobile and desktop platforms, and focus on accessibility, customer experience, and trust. We believe that our ability to innovate quickly further differentiates our platforms from our competition. We believe we compete favorably across all key competitive factors and that we have developed a business model that is difficult to replicate.

Our Competitive Advantages
We believe we have a number of competitive advantages that position us well to serve an increasing portion of the population and the broader global financial ecosystem.
Creative Product Design
We believe archaic, cumbersome digital platforms reinforce legacy barriers to participation in the financial system. We put design at the center of our product with the goal of building long-term relationships with customers. We involve our talented product designers early and often throughout our product development process to create intuitive and elegant experiences that efficiently address our customers’ needs. Our customer-centric approach has made our platform easy to use, informative, and familiar in look and feel for a generation of mobile-first customers. For example, we seamlessly integrate information into our platform through Robinhood Learn and our newsfeed, which offers free news from trusted sources including Barron’s, Reuters, and Dow Jones. In addition, we continue to work to deliver an intuitive product experience including developing and implementing designs to celebrate investing milestones of our customers in a responsible way. While many of our products are designed mobile-first, allowing us to offer attractive investing, spending, and saving experiences as more people shift their daily financial services activities to the palm of their hands, we have also introduced Robinhood Legend, which we are in the process of scaling to all supported asset classes and capabilities.
Category-Defining Brand
We believe Robinhood today is a symbol of retail investing and finance in America, and we are committed to expanding our reach globally. By taking a fresh, people-centric approach and creating a delightful, engaging customer experience, we believe we have built a trusted, category-defining brand that has made investing socially relevant for the next generation.
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
Vertically Integrated Platform
We design our own products and services and deliver them through app-based and desktop platforms supported by proprietary technology that has been cloud-based from the start. We are a licensed introducing broker-dealer, a licensed clearing broker-dealer, a licensed money-transmitter, and a registered futures commission merchant. Our digitally-native technology stack also gives us control over our product development from end-to-end, enabling faster development times, better customer experiences, stronger unit economics, greater flexibility, and a robust and dynamic risk management framework. Our vertically integrated platform has enabled us to rapidly introduce new products and services such as index options, futures, and event contracts, while also supporting our ability to scale.

Operating Efficiency
We believe our operating efficiency and disciplined approach to managing fixed costs, along with our technology-first approach to product development and customer service, creates a cost advantage that allows us to competitively price our offerings while profitably serving our customers.
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

Human Capital
Our Employees and Culture
In order to pursue our ambitious product roadmap we need to foster a great culture. At Robinhood, that means focusing our human capital strategy on building a high performance culture, building community, and investing in top talent.
High Performance Culture
We design our talent programs to motivate, recognize, and reward high performance. We maintain a lean organizational structure to provide internal development opportunities, set clear goals, and assess performance based on impact. We support job-specific capabilities and training to help develop behavioral and leadership capabilities for all employees.
Top Talent
We are dedicated to attracting and retaining the top talent in our industry. We prioritize hiring great leaders and industry talent with deep functional expertise, we set high standards for performance and we are committed to our employees’ professional and technical development so we can grow together as we transform the future of finance.
We work to attract the best talent from a range of backgrounds and experiences in order to meet the current and future demands of our business. As of December 31, 2024, we had approximately 2,300 full-time employees.
Community
Robinhood aims to build an inclusive workplace where everyone feels valued and empowered to do their best work. We invest in high quality tools and resources for the employee experience, especially in our office locations. We also value the benefits of working in person and create office environments that foster collaboration and connection.
We also aim to support an inclusive community through ten Employee Resource Groups (“ERGs”) that, as of December 31, 2024, engage about 60% of our employees: Asianhood, Black Excellence, Christianhood, Divergent, Latinhood, Parenthood, Rainbowhood, Sisterhood, Veterans at Robinhood, and Women in Tech.
Employee Incentives and Benefits
We offer highly competitive compensation for employees and benefits for themselves and their families. To help foster our high performance culture, all employees are eligible for variable incentive pay

(bonus and/or equity) and all of our compensation programs are directly linked to individual and/or company performance. Our comprehensive benefits are designed to attract the best talent and to ensure Robinhood employees are supported. Where applicable, eligibility also extends to domestic partners and their children; our approach aims to support the diverse needs of our employees. Some notable benefits that our employees value include fertility benefits, a flexible lifestyle wallet that can be used for wellness, education or a number of other benefits, generous paid family leave, retirement savings with employer match, and employer-paid health benefits.
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
Regulation
U.S. and non-U.S. laws and regulations apply to many key aspects of our current business operations and future business plans. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our growth or ability to continue to operate. For additional information relating to regulation and regulatory actions, see “Risk Factors—Risks Related to Regulation and Litigation,” “Risk Factors—Risks Related to Cybersecurity and Data Privacy,” and “Risk Factors—Risks Related to Cryptocurrency Products and Services.”
Broker-Dealer Regulation
As broker-dealers, our subsidiaries Robinhood Securities, LLC (“RHS”) and Robinhood Financial LLC (“RHF”) are subject to extensive regulation by federal, state and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal, state and SROs, including the SEC and Financial Industry Regulatory Authority (“FINRA”), can, and in some cases have in the past, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our marketing or acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring and have in the past brought legal actions on behalf of the residents of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice (the “DOJ”) may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations.
The SEC and FINRA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s capital is its net worth plus qualified subordinated debt less deductions for certain types of asset. Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) specifies that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. Changes to or expansion of the Net Capital Rule, or an unusually large charge against our broker-dealer’s net capital, could limit our operations. See “—Risks Related to Our Business—We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.” A large charge or operating loss against our net capital could adversely impact our ability to maintain or expand current business, which could have a material adverse impact on our business and financial condition. If one of our regulated entities fails to maintain its required net capital, it may be subject to suspension or revocation of its registration by regulatory authorities and suspension or expulsion by these regulators could lead to the entity’s liquidation.

Money-Transmitter Regulation
As money transmitters, our subsidiaries RHC and Robinhood Money, LLC (“RHY”) are subject to regulation, primarily at the state level. We are also subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”). We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the United States and in the states and territories where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.
Anti-Money Laundering and Counter-Terrorist Financing
We are subject to anti-money laundering (“AML”) laws and counter-terrorist financing laws and regulations in the United States, the U.K. and the EU. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), broker-dealers and money transmitters are required to “know your customer” and to monitor their customers’ transactions for suspicious transactions. In the U.K., the Financial Services and Markets Act 2000 is the primary regulation for all financial services in the U.K. This law designates the Financial Conduct Authority as the main AML regulator and provides guidelines for its duties.
As required by the USA Patriot Act and other rules, we have established comprehensive AML, customer identification and transaction surveillance designed to prevent our financial services from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our products and services from being used to facilitate business in countries, or with persons or entities, included on designated government sanctions lists, including lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”), Specially Designated Nationals and Blocked Persons lists, and equivalent foreign lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including account opening fraud, and systems to identify potentially manipulative patterns of trading or higher risk patterns of money movements, and report such activities and transactions, where appropriate. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of AML compliance officers. This program is designed to address these legal and regulatory requirements, while managing risk associated with money laundering and terrorist financing. Anti-money laundering regulations are constantly evolving, thus we actively monitor our compliance with AML rules and regulations and industry standards, and continuously implement policies, procedures, and internal controls in light of current legal requirements.
Cryptocurrency Regulation
As noted above, in the U.S., states primarily regulate RHC as a money transmitter. RHC also is registered with the Financial Crimes Enforcement Network. The laws and regulations applicable to cryptocurrency are evolving and subject to interpretation and change. Therefore, our current and future cryptocurrency services may be or become subject to additional licensing and regulatory requirements by other state and federal authorities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to grow or to continue to operate.
Data Privacy and Security
We are also subject to a variety of federal, state, local, and non-U.S. laws and regulations regarding data privacy and security. In the U.S., federal law, such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal data, requires notice to individuals of privacy practices and provides individuals with some rights to prevent the use and disclosure of nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal data through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has also announced that it is reviewing the need for greater regulation for the collection, use, and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting some targeted advertising practices, and numerous states, including but not limited to California through the California Consumer Privacy Act, as modified by the California Privacy Rights Act, have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. The New York State Department of Financial Services (“NYDFS”) also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies, and other financial services institutions regulated by the NYDFS including RHC, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. We are also subject to, or expect to be subject to, the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), and other privacy, data security, and data protection laws and regulations in connection with our expansion into the U.K., the EU, and other jurisdictions. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.
Communications Regulation
We send texts, emails, and other communications in a variety of contexts, such as when providing digital transaction confirmations and marketing. Communications laws and regulations, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.
Credit Card Regulation
Robinhood Credit is a financial technology company that offers customers access to credit cards and rewards program. Robinhood Credit is not a bank, and its credit card is issued by Coastal Bank, member FDIC, pursuant to a license from Visa U.S.A. Inc. Because of its role in offering customers access to a credit card, Robinhood Credit is subject to the jurisdiction of the CFPB. The CFPB has broad authority over Robinhood Credit’s business, including authority to write regulations under federal consumer financial protection laws such as the Truth in Lending Act (“TILA”) and the Equal Credit Opportunity Act (“ECOA”), and to enforce those laws against and examine large financial institutions, such as Coastal Bank, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. Robinhood Credit is subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit. As a vendor to Coastal Bank, Robinhood Credit is also subject to examination by federal banking regulators, such as the Federal Reserve Board, with respect to the marketing, customer screening and servicing activities undertaken by Robinhood Credit on Coastal Bank’s behalf. In addition, Robinhood Credit may be considered to qualify as a “debt collector” and federal, state and local statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer receivables. The Fair Debt Collections Practices Act (“FDCPA”) and comparable state and local laws establish specific guidelines and procedures which debt collectors must follow when communicating with consumers, including the time, place and manner of the communications. Robinhood Credit has policies and procedures in place to comply with the applicable provisions of the TILA, ECOA, FDCPA and other applicable federal law and comparable regulations in all of its activities. Failure to comply with these laws and regulatory requirements applicable to Robinhood Credit’s business may, among other things, subject Robinhood Credit to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm Robinhood Credit’s business and its ability to maintain its partnerships and product offerings.
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
Authorized Activities in the U.K.
RHUK is authorized and regulated by the Financial Conduct Authority (“FCA”) in the U.K. to carry on certain regulated activities related to the provision of investment services. The FCA regulates the financial services industry in the U.K. Its role includes securing an appropriate degree of protection for consumers, protecting and enhancing the integrity of the U.K. financial system, and promoting effective competition in the interest of consumers. If RHUK and/or its personnel fail to meet FCA standards, including, but not limited to, RHUK’s compliance with its obligations under Consumer Duty rules and guidelines, the FCA has a range of enforcement powers that it can use, including among other things, withdrawing a firm’s authorization, prohibiting and suspending firms and individuals from undertaking regulated activities, issuing fines, and bringing criminal prosecutions.
Cryptocurrency Regulation in the European Union
RHEU offers cryptocurrency services to eligible customers in select jurisdictions in the EU and is registered according to the regulatory requirements of the Republic of Lithuania as a virtual currency exchange and virtual currency depository wallet operator. RHEU is supervised by the Lithuanian Financial Crime Investigation Service under the Ministry of the Interior of the Republic of Lithuania. RHEU is also registered under the applicable Polish, Italian, and Spanish laws as a virtual assets service provider in the Register of Virtual Currency Activities maintained by the Director of the Tax Administration Chamber in Poland, the Register of Bureaux de Change maintained by the Organismo Agenti e Mediatori in Italy, and the Registry of Providers of Virtual Currency Exchange Services for Fiat Currency and Custody of Electronic Wallets maintained by the Bank of Spain. RHEU is in the process of obtaining necessary authorizations and licenses to operate in other countries in the EU. RHEU also intends to expand its offerings. Failure to comply with applicable Lithuanian rules and regulations, and similar laws, rules and regulations in other EU countries could result in fines or other legal consequences for RHEU. In addition, EU-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected to take effect in the near term, due to the adoption of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which is expected to impact our operations in the EU.
Futures and Commodity Industry Regulations
The principal operations of our subsidiary Robinhood Derivatives, LLC (“RHD”) are to facilitate trading of futures contracts, event contracts, and options on futures contracts for our customers. RHD is registered with the CFTC as an FCM and is a member of the National Futures Association (the “NFA”). RHD is also a registered swap firm with the CFTC for trading cleared swaps. RHD is required to comply with a wide range of requirements imposed by the CFTC and the NFA. The commodity futures, commodity options, and the cleared swaps industries in the U.S. are subject to regulation under the U.S. Commodity Exchange Act (the “CEA”). The CFTC is the U.S. federal agency charged with the administration of the CEA. RHD is subject to the margin rules issued by the CFTC. RHD is also subject to NFA regulation, including requirements pertaining to cybersecurity and supervision.
The CFTC has stringent rules and regulations with respect to the maintenance of specific levels of net capital required by regulated entities. RHD is subject to the CFTC’s minimum financial requirements under the CEA. Generally, a FCM’s capital is its net worth plus qualified subordinated debt less deductions for certain types of assets. See “—Risks Related to Our Brokerage Products and Services— Our exposure to credit risk with customers, market makers, and other counterparties could result in losses.” A large charge or operating loss against RHD’s net capital could adversely impact its ability to maintain or expand current business, which could have a material adverse impact on its business and financial condition. If RHD fails to maintain its required net capital, it may be subject to suspension or revocation of its registration by regulatory authorities and suspension or expulsion by these regulators could lead to the entity’s liquidation.
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
The sanctions for FCPA and Bribery Act violations can be significant. The SEC may bring civil enforcement actions against issuers and their officers, directors, employees, stockholders, and agents for violations of the anti-bribery or accounting provisions of the FCPA. Companies and individuals that have committed violations of the FCPA may have to disgorge their ill-gotten gains plus pay prejudgment interest and substantial civil penalties. Companies may also be subject to oversight by an independent consultant. In the U.K., the Serious Fraud Office has also published various policies and internal guidance documents for investigators and prosecutors considering bribery offenses. The consequences for individuals and organizations found guilty of an offense under the Bribery Act can be serious. The maximum sentence is 10 years for individuals who commit such offenses. Organizations are liable for an unlimited fine; removal of tainted proceeds; debarment from public sector contracts/tenders, as well as the disruption and cost of a law enforcement investigation; and directors may be disqualified from acting as a director for up to fifteen years.

Environmental Regulation
We are subject to applicable federal, state, local and foreign laws and regulations relating to climate risk and environmental impact, including those required by the U.S. Environmental Protection Agency. In addition, we are, or may become, subject to various climate disclosure regimes regulating the disclosure of green house gas (“GHG”) emissions and related information, such as the EU’s Corporate Sustainability Reporting Directive, California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and the SEC’s final rules under SEC Release No. 34-99678 and No. 33-11275 entitled “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” The interpretation and enforcement of such climate disclosure regimes remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks.
AI Regulation
As we continue to expand into a global financial ecosystem, we are subject to laws, regulations, and industry standards that develop in response to the use of AI. The EU’s AI Act, which became effective on August 1, 2024, governs the development, marketing, and use of AI in the EU and could impose significant additional costs on us to comply or we may face significant fines for failing to comply. On a state level, in 2024 California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns, which may impact us. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and licensing rights, cybersecurity, and data protection laws.
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

•We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which subjects us to a number of uncertainties, risks, and difficulties that could adversely affect our business.

•Our results of operations and other operating metrics fluctuate from quarter to quarter, which makes these metrics difficult to predict.

•In most full year periods since our inception, we have incurred operating losses and might not be profitable in the future.

•Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with or disruption in the services provided by market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

•We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments have in the past and could in the future reduce our net interest revenues and otherwise result in reduced profitability.

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

•We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.

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

•The offering of consumer credit cards through Robinhood Credit increases our exposure to customer defaults and credit risk and could result in losses.

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

We might experience declines in the growth of our business (or negative growth) as a result of a number of factors, including slowing demand for our platforms, insufficient growth in the number of customers that utilize our platforms, declines in the level of usage of our platforms by existing customers, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that have, in some instances, and could continue to reduce financial activity and the maturation of our business, among others. We also may not realize the intended benefits of acquisitions of, or investments in, other companies, products or technologies intended to grow our business. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. If our revenue growth rate continues to decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which subjects us to a number of uncertainties, risks, and difficulties that could adversely affect our business.

We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. For example, we have undertaken multiple restructurings in recent years, including significant workforce reductions, and scaled back hiring plans. These actions were driven by a general downturn in economic and market conditions. While these steps were taken to improve operational efficiency, there can be no assurance that further restructuring or workforce reductions will not be necessary in the future. As part of our ongoing efforts in the normal course of business, we also continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers.

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

We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. Additionally, as our business operations continue to expand, we have had and may continue to have difficulties meeting customer demand and expectations. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.

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

•volatility in the market generally or the occurrence of so-called “meme” trading in equities, options, cryptocurrencies, or futures (which includes options on futures, swaps, and event contracts (“Futures”)) which can cause our trading volumes to fluctuate;

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

•the success of our expansion into new markets or acquisitions;

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

In most full year periods since our inception, we have incurred operating losses and might not be profitable in the future.

We generated positive full year GAAP net income for the first time in 2024. However, in most full year periods since our inception, we have incurred operating losses. We might not be able to maintain or increase our revenue and/or maintain or further reduce our operating expenses by sufficient amounts to continue to generate positive GAAP net income on a quarterly or yearly basis in the future.

Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with or disruption in the services provided by market makers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. For example, the SEC’s recently adopted final rules (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain national market system (“NMS”) stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. While the SEC granted a partial stay of the effectiveness of the final rules in December 2024 pending the completion of judicial review of the petition for review, it did not stay the effective date of the quote transparency rules. The quote transparency rules will make the information about smaller-sized orders publicly available and result in the contraction of spreads across several securities, which we expect will lead to a decrease in the PFOF earned from such orders once the rules go into effect in November 2025. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues. In addition, to the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, we might not continue to facilitate trading of those cryptocurrencies in the U.S. (including ceasing support for certain such cryptocurrencies on our RHC platform) or it might cause us to proactively remove certain cryptocurrencies from our RHC platform because they share similarities with such cryptocurrencies.

Risks Related to our Business Relationships with Market Makers

Our PFOF and Transaction Rebate arrangements with market makers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with market makers in equities and options). If any market makers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other market makers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement market makers in a timely manner, our transaction-based revenue would be negatively impacted. This risk is particularly heightened for cryptocurrencies because fewer market makers are currently able to execute cryptocurrency trades. For instance, in May 2023, two prominent market makers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. Although we have established relationships with third-party exchanges that may provide additional access to market makers that are able to execute cryptocurrency trades, without additional market makers supporting cryptocurrencies entering the industry in the United States, the risk that we may be unable to find suitable market makers to support cryptocurrencies is increasingly heightened. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently all brokerage trades executed overnight are routed through one market maker — Virtu Financial, Inc. (“Virtu”). If Virtu becomes unwilling or unable to do business with us in the future, we may be unable to find additional market makers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our market makers decide to alter our fee structure, our transaction-based revenue could significantly decrease.

Additionally, disruptions in the services provided by market makers, whether due to technical malfunctions, operational mishaps, or financial instability of the market makers, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should a market maker experience downtime or diminished performance, particularly during peak trading hours, our ability to execute customer orders could be compromised and could have an adverse impact on our business, financial condition, and results of operations.

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending putative class actions in federal district courts relating to the same factual allegations. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in December 2022, the SEC proposed four separate equity market structure rules (the “December 2022 Rule Proposals”) related to (i) best execution; (ii) order competition, including requiring certain retail equity orders to be exposed in auctions before being internalized; (iii) order execution disclosure; and (iv) order tick size and access fee caps. In March 2024, the SEC adopted amendments to enhance order execution disclosures under Rule 605 of Regulation NMS, which will apply for the first time to RHF and RHS beginning in December 2025. In September 2024, the SEC also adopted rules related to order tick size and access fee caps (the “Tick Size and Access Fee Cap Rules”).

Beginning in December 2025, the Order Execution Disclosure Rules will require brokers, including RHF and RHS, to make new, publicly available execution quality disclosures that will allow customers, regulators, academics, the press and others to compare execution quality between brokers. Execution quality of brokers may vary based on the trading characteristics of the broker’s customers, including, but not limited to, the average number of shares traded, the types of securities (e.g., large cap, small cap, more liquid or less liquid, average spread size, etc.), what types of orders customers submit (e.g., market or limit) and when customers place their trades (e.g., market open, during the regular session or market close). Depending on how our order execution quality compares to other brokers, we could be subject to negative press or critical academic studies that could result in regulatory scrutiny or civil actions which could harm our brand and reputation.

Beginning in November 2025, the Tick Size and Access Fee Cap Rules will make information about smaller-sized orders publicly available and is likely to result in the contraction of spreads across many securities, which we expect will lead to a decrease in the PFOF earned from such orders. Although these final and remaining proposed rules related to market structure design do not ban PFOF, the remaining December 2022 Rule Proposals introduce new requirements and will have the indirect effect of making PFOF more difficult or impossible to earn and condensing the revenues we could theoretically earn. Any new or heightened PFOF regulation, including the September 2024 Final Rules and the remaining December 2022 Rule Proposals if adopted as proposed, will result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or a ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 16 - Commitments & Contingencies to our consolidated financial statements in this Annual Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF. For example, the intra-day trading price of our Class A common stock fell as much as 5.3% on December 14, 2022, the day the December 2022 Rule Proposals were announced.

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

RHC is in the process of allowing customers to choose a fee-based model in lieu of our current liquidity provider rebate-based model (under which RHC receives payments akin to PFOF from liquidity providers) for cryptocurrency orders. This shift may lead to negative publicity due to potential differences in total costs for customers under the two models. Depending on the nature of these cost differences, concerns might arise about (i) the use of PFOF with respect to other asset classes like equities and options and/or (ii) the replacement of liquidity provider rebates by customer fees for orders in cryptocurrency routed for execution via exchanges. Any negative publicity associated with adopting this model may have an adverse impact on our business, financial condition and results of operations.

We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments have in the past and could in the future reduce our net interest revenues and otherwise result in reduced profitability.

A portion of our revenue comes from interest income earned from our corporate cash and investment portfolio, our securities lending activities, cash sweep, and from interest-rate sensitive assets, including receivables from users’ margin-borrowing and other assets underlying the customer balances we hold on our balance sheets as customer accounts. Interest rates are the key driver of our net interest income and are subject to many factors beyond our control. Reductions in interest rates have negatively impacted, and a return to a low interest rate environment would negatively impact (and the Federal Reserve lowering interest rates since September 2024 has and will negatively impact) our total net revenues, net income (loss), and cash flows, prior to any income tax effects, and adversely impact our customers’ returns on their cash deposits. Changes to the level or mix of interest earning balances could also negatively impact our total net revenues, net income (loss), and cash flows, prior to any tax income effects, if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates. For a more detailed discussion of interest rate risk and an estimate of how hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities could affect our total net revenues, net income (loss), and cash flows, prior to any income tax effects, see “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” elsewhere in this report.

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

Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in December 2024, the SEC adopted amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. These amendments, which require broker-dealer compliance by December 2025, will make it more difficult for us to comply with our obligations with regard to capital maintenance requirements. Additionally, there is no definitive guidance on whether or how these rules may apply to cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do.

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, National Securities Clearing Corporation (“NSCC”), and OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, as well as capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio. We also need to hold capital and make deposits with respect to certain event contracts in accordance with applicable CFTC regulations and ForecastEx, LLC, Kalshi Klear LLC, and KalshiEx LLC’s Rulebooks for Robinhood Derivatives, LLC.

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

We might also need additional capital to continue to support our business and any future growth and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, acquire and invest in complementary businesses and technologies, and to fund payments on our obligations at the parent company level, such as the income tax withholding and remittance obligations that arise upon the vesting and/or settlement of our outstanding restricted stock units (“RSUs”), and any debt obligations we might incur. To meet liquidity needs at the parent level, we might need to rely on dividends, distributions and other payments from our subsidiaries. Regulatory and other legal restrictions might limit our ability to transfer funds to or from some subsidiaries. For example, under FINRA rules applicable to RHS, a dividend of over 10% of a member firm’s excess net capital must not be paid without FINRA’s prior written approval.

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

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platforms, such as the November 2021 Data Security Incident (as defined in Note 16 - Commitments & Contingencies to our consolidated financial statements in this Annual Report) are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions.

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

•litigation, regulatory actions, settlements, or investigations involving our platforms or our business;

•regulators requesting or requiring us to cease offering specific products or services;

•any failures to comply with legal, tax and regulatory requirements;

•any perceived or actual weakness in our financial strength or liquidity;

•any regulatory action or settlement that results in changes to, or prohibits us from offering, certain features, products or services;

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

•our decision to offer products viewed by some as controversial;

•our inability to successfully expand into new markets or make successful acquisitions of, or investments in, other companies, products or technologies;

•a prolonged weakness in popular equities or cryptocurrencies specifically or in U.S. or international equity and cryptocurrency markets generally, or a sustained downturn in the U.S. or international economies;

•negative claims or publicity involving our culture or businesses, regardless of whether such claims are accurate; and

•any of the foregoing with respect to our competitors, to the extent the resulting negative perception affects the public’s perception of us or our industry as a whole.

These and other events could negatively impact the willingness of our existing customers, and potential new customers, to do business with us, which could adversely affect our trading volumes and number of Funded Customers, as well as our ability to recruit and retain personnel, any of which could have an adverse effect on our business, financial condition, and results of operations, as well as the trading price of our Class A common stock. For instance, on November 8, 2022 (the day that FTX Trading Ltd. (“FTX”), a major international cryptocurrency exchange, halted all non-fiat customer withdrawals from its platform), the intra-day trading price of our Class A common stock fell as much as 18%. Additionally, in December 2022, shortly after FTX filed for bankruptcy on November 11, 2022, and following the bankruptcies of several other major cryptocurrency trading venues and lending platforms earlier in 2022, including Three Arrows Capital, Ltd., Voyager Digital Holdings, Inc., and Celsius Network LLC (“Celsius”) (collectively, the “2022 Crypto Bankruptcies”), we received an investigative subpoena from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations.

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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and ongoing events in the Middle East, financial market volatility (such as we previously experienced during the COVID-19 pandemic or may experience due to recent trade policy shifts such as the potential imposition or escalation of tariffs implemented by the United States, Canada or other governments), significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or Futures (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or Futures trading generally and changes in the markets in which such transactions occur (such as following the 2022 Crypto Bankruptcies), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our CEO, Vladimir Tenev, has been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment offer letters with some of our key personnel, most of these agreements have no specific duration and are terminable by either party at-will and our senior management team has experienced recent changes. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have, a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following our recent restructurings, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

As part of our business strategy, we have made and might continue to make acquisitions of, or investments in, specialized employees or other compatible companies, products, or technologies. We also have entered into and might continue to enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive. Our ability to close these transactions might be subject to third-party approvals and customary closing conditions, such as governmental and other regulatory approvals, some of which are beyond our control, and may take longer than expected to be obtained, if at all. If pending transactions are not completed, we have in the past and could in the future be subject to losses from legal fees and other expenses as well as impairment charges.

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

We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.

We currently only offer select services to the public outside the United States in certain jurisdictions, including brokerage services in the U.K. through Robinhood U.K., Ltd., crypto services in select jurisdictions in the EU through RHEU, and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. We expect that our pending acquisition of Bitstamp, if completed, will help us accelerate our international expansion, including across the EU, in the U.K. and in certain other countries.

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

The substantial costs and uncertainties related to complying with these laws and regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, after launching Sherwood Media, our media subsidiary dedicated to providing news and information about the markets, economics, business, technology, and the culture of money), we received inquiries from FINRA regarding Sherwood Media’s relationship to RHF. In addition, after announcing in March 2024 the launch of the Robinhood Gold Card, which is currently offered via invitation only through Robinhood Credit exclusively to Gold Subscribers and provides rewards via the Robinhood Gold Credit Card Rewards Program, we received requests for information from the Massachusetts Securities Division (“MSD”) related to the Robinhood Gold subscription service and the Robinhood Gold Card. RHF also received requests for information from the MSD after we began to offer certain event contracts in October 2024. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. For instance, since we began to offer event contracts, the CFTC has been in the process of appealing the U.S. District Court for the District of Columbia’s decision in KalshiEx LLC v. Commodity Futures Trading Commission, and should the CFTC succeed on appeal, we may not be able to continue to offer certain event contracts and potentially could be subject to adverse litigation and regulatory actions for doing so. In addition, the CFTC has proposed a rule amendment that has not been finalized—if adopted by the CFTC as proposed, we would likely be prohibited from offering election event contracts (similar to the ones we offered in November 2024) in the future. Our ability to offer certain products may also be impacted by actions taken by government regulators. There is a risk that regulators could request or require us to cease offering specific products or services. Such regulatory actions could lead to the suspension or termination of product offerings, which may result in increased compliance costs, financial losses and negative publicity. For example, in February 2025, the CFTC formally requested that RHD “not permit customers to access” sports event contracts “until staff can complete a review,” leading us to suspend the rollout of this product. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation.

Broker-Dealer and FCM Regulations

As broker-dealers, our subsidiaries RHF and RHS are subject to extensive regulation by federal and state regulators and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal and state regulators and SROs, including the SEC and FINRA, can, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Our subsidiary RHD, a registered FCM with the CFTC, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations.

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

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the DOJ, SEC, FINRA, the CFTC and The National Futures Association or other federal agencies such as OFAC, the FDIC or CFPB, and state regulatory agencies, such as the MSD, the California Attorney General’s Office, and NYDFS, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

•In connection with the Early 2021 Trading Restrictions, we and our employees, including our CEO, Vladimir Tenev, have received requests for information, and in some cases, subpoenas and requests for testimony from the United States Attorney’s Office for the Northern District of California (“USAO”), the DOJ, Antitrust Division, the Staff of the SEC (the “SEC Staff”), FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. We have also received inquiries from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading during the week of January 25, 2021 in some of the securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., and specifically as to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations and examinations. On January 10, 2025, SEC Enforcement advised us in writing that it had closed its investigation into the Early 2021 Trading Restrictions and any contemporaneous employee trading issues.

•In January 2024, we settled a matter with the MSD related to supervision of certain product features and marketing strategies, the service outages on our U.S. stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”), and our options trading approval process, as well as the November 2021 Data Security Incident, under which we paid a $7.5 million fine and engaged an independent consultant to review, among other things, implementation of the FINRA independent’s recommendations, policies and procedures regarding certain application features, and cybersecurity measures.

•In August 2024, we settled a matter with the California Attorney General’s Office related to among other things, certain disclosures by RHC and delivery of customers’ cryptocurrency assets under California Corporations Code Sections 29520 and 29505 during the period January 2018 through April 2022. We paid a monetary penalty of $3.9 million.

•In January 2025, we settled multiple matters with the SEC (including investigations into Regulation SHO, the timeliness of our broker-dealers’ suspicious activity reporting (“SAR”) filings, electronic blue sheet submissions, various brokerage recordkeeping issues, the November 2021 Data Security Incident, and Regulation S-ID violations) (together, the “January 2025 SEC Settlement”) in which RHF and RHS paid a penalties totaling $45 million, and agreed to certain undertakings.

These and other proceedings, some of which are described in Note 16 - Commitments & Contingencies to our consolidated financial statements in this Annual Report, have in the past and might in the future relate to broker-dealer and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters might subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our broker-dealer or other regulated subsidiaries or their officers or employees.

In connection with litigation settlements, we have in the past and might in the future be required to make expenditures to enhance our compliance activities. For example, in connection with the August 2022 NYDFS settlement, we engaged an independent consultant to perform a comprehensive evaluation of our compliance program and remediation efforts with respect to identified deficiencies and violations. The independent consultant completed its evaluation and made recommendations to implement enhancements in certain areas identified in the settlement, which will require significant effort to implement.

Additionally, while we now offer select services and products in certain countries outside the United States, we are not currently licensed, authorized, or registered in every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s investigation as to whether, or conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized has in the past and could in the future result in fines or other enforcement actions or settlements. For example, in December 2024, we were required to pay fines and entered into consent orders with the Nebraska Department of Banking and Finance and the Massachusetts Division of Banks in connection with prior unlicensed activity.

Previous statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.

Various lawmakers, regulators and other public officials have previously made statements about our business and that of other broker-dealers signaling an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. For instance, the former SEC Chair had previously indicated that he had instructed the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC or had otherwise discussed: PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; whether broker-dealers have appropriate tools to manage their liquidity and risk; conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others; the use of mobile app features such as rewards, bonuses, push notifications and other prompts and that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading, and whether expanded enforcement mechanisms are necessary; and digital engagement practices. In July 2023, the SEC proposed new rules (the “July 2023 Rule Proposals”) that would impose new obligations on registered broker-dealers and investment advisers with respect to their use of certain covered technologies when interacting with investors and while the former SEC Chair had indicated that the SEC Staff was considering re-proposing modified versions of these rules, if adopted as originally proposed, the July 2023 Rule Proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and could significantly change the way that we interact with existing and prospective customers—which may adversely impact our business and revenues. The current SEC may revise or withdraw some of these proposals. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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

For more information about the legal proceedings in which we are currently involved, see Note 16 - Commitments & Contingencies to our consolidated financial statements in this Annual Report.

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

We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended, and similar laws and regulations. Regulators in the United States continue to increase their scrutiny of compliance with these obligations. For example, in August 2022, we settled an NYDFS investigation of our cryptocurrency business related primarily to anti-money laundering and cybersecurity-related issues, under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant and in January 2025, as part of the January 2025 SEC Settlement, RHF and RHS paid penalties totaling $13 million for violations of the timeliness of our broker-dealers’ compliance with SAR filing requirements from January 2020 through March 2022.

Although our operations are currently concentrated in the United States, we have expanded our operations outside of the United States. As we have started to expand internationally, we have become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing. In order to comply with applicable laws, we have started to, and will continue to, revise and expand our compliance program, including the procedures we use to verify the identity of our customers and to conduct ongoing monitoring of our customers and their transactions on our systems, including payments to persons outside of the United States. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

Risks Related to Attracting, Retaining, and Engaging Customers

We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that are more appealing than ours to our current or potential customers.

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms, financial institutions, consumer financial service providers and technology platforms. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases, or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading, no account minimums, and IRA match since their introduction on our platforms in order to compete with us. In addition, competitors might conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets and we might not be able to match the marketing efforts or prices of our competitors. In addition, our competitors might choose to forgo PFOF, which could create downward pressure on PFOF and make it more difficult for us to maintain our PFOF arrangements, which are a significant source of our revenue. We might also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

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

We have experienced customer growth in recent years, including a significant fraction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. Our business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). It is particularly important that we retain and engage our most active brokerage customers, who account for a disproportionately large percentage of our brokerage trading volumes. Any erosion of this active customer base would have a disproportionately large negative impact on our revenues, which could cause the trading price of our Class A common stock to decline significantly. Our efforts to attract and retain customers might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

•a decline in our brand and reputation;

•increased pricing for our products and services;

•a shift in pricing models, including allowing customers to choose a fee-based model for cryptocurrency orders;

•ineffective marketing efforts or a reduction in marketing activity;

•certain of our customers, due to being new and inexperienced, might be less loyal to our product or less likely to maintain historical trading patterns and interest in investing;

•a broad decline in the equity or other financial markets, which could result in many of these investors feeling discouraged and exiting the markets altogether (such as the bear markets that developed for equities and crypto in the second quarter of 2022 and continued into 2023 (the “2022 Bear Markets”));

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

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing products and services and to create and monetize new products and services that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience (for instance, event contracts). Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services, or realizing the intended benefits of acquisitions of, or investments in, other companies, products or technologies, has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline. Our international expansion efforts may increase these risks as we expect to adapt our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors, as discussed in “—Risks Related to Our Business—We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.”

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

While we have made, and continue to make, significant investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platforms and operations, the risk of software and system failures and design defects is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It might become increasingly difficult to maintain and improve the availability of our platforms, especially as our platforms and product offerings become more complex and our customer base grows. For instance, we have needed and will continue to need to have adequate capacity and infrastructure on our platform with respect to the rollout, offering, and settlement of event contracts. We might also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platforms. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised, and our platforms and technical infrastructure might be affected.

In addition, surges in trading volume on our platforms have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) the March 2020 Outages, which resulted in some of our customers being unable to buy and sell securities and other financial products on our U.S. trading platform for a period of time, and (ii) the partial service outages and degraded service on our RHC cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”), which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platforms have otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations, as well as cash remediation payments. Disruptions to, destruction of, improper access to, breach of, instability of, or failure to effectively maintain our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchanges, facilitators of cryptocurrency staking services for RHEU customers, alternative trading systems (such as Blue Oceans ATS, LLC (“BOATS”) with respect to Robinhood 24 Hour Market), exchange systems, (such as ForecastEx, LLC and KalshiEx LLC, with respect to certain event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers, provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

We face a risk that our third-party service providers might be unable or unwilling to continue to provide these services to meet our current needs in an efficient, cost-effective manner or to expand their services to meet our needs in the future. Any failures by our third-party service providers that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased customer satisfaction and increase customer attrition, subject us to customer complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Regulators might also hold us responsible for the failures of our providers. For example, after BOATS, the trading venue that primarily supports overnight trading on Robinhood 24 Hour Market (8:00 pm - 4:00 am ET), experienced disruptions during the overnight trading session on August 4-5, 2024, we received requests for information from certain regulators.

We are incorporating AI technologies into some of our products and processes. These technologies may present business, compliance, and reputational risks.

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and software coding optimization, as well as to improve the customer experience in our newsfeed. This is also via our acquisition of Pluto Capital, an AI powered investment research platform, and we have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes, or our efforts to expand our business. For example, EU’s AI Act, which became effective on August 1, 2024, governs the development, marketing and use of AI in the EU and could impose significant additional costs on us to comply or significant fines for failing to comply.

We also use AI technologies from third parties, which may include open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The use, development, or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.

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

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets and have experienced negative publicity in connection with previous security incidents and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platforms or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Additionally, there is an increased risk that we might experience cybersecurity-related incidents as a result of any of our employees, service providers, or other third-parties working remotely on less secure systems and environments. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, our safety and security measures might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations, such as the November 2021 Data Security Incident.

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees might increase. Third-party risks might include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, in late October 2024, a cyberattack occurred on our Newsroom in which a cyberattacker gained access to our Newsroom website, control of which is subcontracted to a third party vendor, for a limited number of hours. The cyberattack did not result in any unauthorized access of customer information. In addition, in December 2024, a cyberattack occurred at Cyberhaven, a data protection company we utilize as a third-party vendor, creating the potential for attackers to steal sensitive data through a malicious version of a Google Chrome extension. Although we do not believe at this time that this third party vulnerability impacted us, the attack highlights the growing risk from cybersecurity threats against third-party service providers. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

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

While we maintain cybersecurity insurance, our coverage may be insufficient to cover all liabilities resulting from a cybersecurity incident. We cannot be certain that our insurance coverage will be adequate to address the results of regulatory or civil investigations or any liabilities resulting from a cybersecurity incident, that adequate insurance will be available to us on economically reasonable terms, or that our insurer will cover all cybersecurity incident-related claims. The successful assertion of one or more significant claims against us or changes in our cybersecurity insurance coverage, premiums, or deductibles may adversely affect our reputation, business, financial condition or results of operations.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5 of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), and other data protection regulations. The regulatory framework for data privacy and security worldwide is evolving and, as a result, interpretation, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 16 - Commitments & Contingencies, to our consolidated financial statements in this Annual Report) and may in the future be subject to investigations and examinations regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we have received requests for information from regulatory authorities regarding, among other things, the adequacy of our information security measures, and as part of the January 2025 SEC Settlement, RHF and RHS paid penalties for violating Regulation S-P.

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

The SEC, FINRA, and various state regulators have stringent rules or proposed rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Act, which requires broker-dealers to maintain a reserve account to ensure customer securities are protected and accessible, even in cases of firm insolvency. Our failure to maintain the required net capital levels and protect customer assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. For example, in December 2024, the SEC adopted proposed amendments to Rule 15c3-3, which require certain broker-dealers, including RHF and RHS, by December 2025 to increase the frequency with which they perform computations of the net cash they owe to customers and other broker-dealers from weekly to daily. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our previous and continued expanded operations evolving business, and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures for identifying, monitoring, and managing compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas and geographies, and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they might be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, in December 2022, RHF and RHS received investigative requests from the SEC Division of Enforcement regarding their record keeping and preservation practices, including use of personal devices for brokerage communications. RHF and RHS settled the SEC’s investigation into these practices as part of the January 2025 SEC Settlement, paying penalties totaling $8 million and agreeing to complete an internal audit review of electronic communications retention.

We are subject to potential losses as a result of our clearing and execution activities.

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, (i) could lead to civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) have led to, and could in the future lead to the risk of, fines or other actions by regulators. For example, as part of the January 2025 SEC Settlement, RHS settled investigations with the SEC related to suspicious activity reporting, identity theft protection, unauthorized access to Robinhood systems, off-channel communications, retention of brokerage data, failure to maintain certain templated customer communications, electronic blue sheets submissions and Regulation SHO in connection with fractional share trading and stock lending, which resulted in RHS paying a combined monetary penalties of $33.5 million.

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds ETFs and individual stocks – 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by BOATS, a trading venue that replicates the role that stock exchanges play during regular market hours. If BOATS becomes unwilling or unable to do business with us or one of our market makers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should BOATS experience downtime or diminished performance (as it has in the past and could again in the future), particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.

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

We are also exposed to credit risk in our dealings with the market makers to which we route cryptocurrency orders. Unlike equities and option trades, cryptocurrency trades do not settle through any central clearinghouses but rather are conducted under bilateral agreements between us and each crypto market maker (the risk of the market maker's default therefore falls upon us rather than being distributed among a clearinghouse's members). The terms of these bilateral agreements vary but spot transactions are generally aggregated and settled on a net basis once per business day (with the crypto deliveries occurring first and the net cash moving within 24 hours thereafter) and payment obligations are generally unsecured during the interval between delivery and payment. It is not uncommon for us to have an intra-day outstanding net receivable of $100 million that we are owed by any one cryptocurrency market maker. Similarly, we routinely have unsecured PFOF receivables from equities and options market makers. Any payment default by a market maker could have adverse effects on our financial condition and results of operations.

Additionally, RHD is obligated to establish and maintain an appropriate Residual Interest Targeted Amount (“RITA”), which is the amount of RHD’s own capital held in segregation in excess of the amount required to be segregated based on customer positions. RHD also maintains additional firm capital in segregation greater than the established RITA amount, (i.e., excess segregated funds). If the aggregate customer margin deficiency amount on any day exceeds the excess segregated funds amount to the point where RHD breaches its RITA, RHD would be in violation of CFTC rules and would potentially be subject to monetary penalties, sanctions, or other disciplinary actions for failing to maintain an appropriate RITA.

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

Risks associated with providing investment recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. Regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. For example, the North American Securities Association (“NASAA”) (an association of state securities administrators) has proposed revisions to the NASAA model rule regarding Dishonest or Unethical Business Practices of Broker-Dealers and Agents, which are intended to address Regulation Best Interest and other developments in the securities industry. In addition, various states are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers. The SEC’s July 2023 Rule Proposals, if adopted as originally proposed, would impose new requirements with respect to our use of a wide range of covered technologies when we are engaging or communicating with existing and prospective customers. If adopted as originally proposed, the proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and would introduce new regulatory considerations or requirements that would apply to our communications and interactions with existing and prospective customers, including to the extent we provide investment advice or recommendations to them.

We also provide customers with a variety of educational materials, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investor Index. Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc. and Level II market data from Nasdaq. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

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

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. We do not utilize third-party custodians for settled cryptocurrencies, but we do integrate proprietary technology from a third-party industry-standard vendor into the systems we use to support the custody, transfer and settlement operations to our wallets. In general, the overwhelming majority of cryptocurrency coins on our platforms are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002. As part of this, we are required to establish and maintain adequate internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting. The effectiveness of our internal control over financial reporting and our financial statements and related notes are audited by Ernst & Young LLP, our independent registered public accounting firm. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. We maintain backup copies of our private keys in multiple separate locations and we have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we may not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV (“BSV”) network, allowing them to spend coins they did not have and prevent transactions from completing. Any loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Because many insurance carriers do not provide insurance coverage for crypto-related risks, comprehensive coverage for such events is not readily available on commercially reasonable terms. Our current coverage is limited and may not cover the extent of loss, nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the current total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Furthermore, the term of our current insurance policy expires in the third quarter of 2025, with our option to renew annually or for the carrier to terminate coverage with advance written notice. Any loss of our insurance coverage would impede our ability to mitigate any losses our customers might suffer if we are unable to access private keys. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platforms, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

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

While we currently support several cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platforms. The listing committees of RHC and RHEU conduct regular reviews of the cryptocurrencies available on our platforms to ensure that they continue to meet our requirements under our internal policies and procedures (collectively, the “Crypto Listing Frameworks”) for continued support on our platforms and possess the authority to delist and cease support for any asset based on various factors. Ceasing support for a cryptocurrency with substantial market interest (or if our consideration to cease supporting such a cryptocurrency becomes known) has in the past exposed, and may continue to expose us to negative attention, adversely impacting our business, including revenue loss from no longer supporting a cryptocurrency or customer reaction to such a decision. For instance, in the past we have encountered an influx of customer complaints related to our decisions to cease support for certain cryptocurrencies.

Volatility in the values of cryptocurrencies caused by the factors described above or other factors might impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.

Although the 2022 Crypto Bankruptcies did not have any material impact on our business—and neither our board of directors nor management have to date identified any material gaps or weaknesses with respect to our existing risk management processes and policies in light of recent cryptocurrency market conditions—we remain subject to cryptocurrency market risks. If we are unable to effectively identify, prevent or mitigate such risks, the success of our business, our financial condition and results of our operations may be adversely affected. As part of our overall risk management processes, the Enterprise Risk Management (“ERM”) team maintains a risk taxonomy and a scoring methodology design to ensure risks are evaluated in a clear and transparent manner and partners with various front-line risk teams and risk owners across Robinhood to foster consistent risk management practices across Robinhood. In particular, the ERM team provides governance over risk management practices and reports top risks to the Safety, Risk and Regulatory Committee of the board of directors (the “Safety Committee”), along with planned mitigants and monitoring procedures. The Safety Committee reviews management’s exercise of its responsibility to identify, assess, manage, monitor and mitigate material risks not specifically allocated to the board of directors or another of its committees. In addition to RHM-level processes, entity-level risk teams affiliated with our operating subsidiaries, including one at RHC, perform ongoing risk operations, including risk and control self-assessments and maintaining risk and control registers. As management identifies operational risks, the entity-level risk team tracks the risk drivers and planned mitigating measures and escalates such risks, as needed, to the ERM team.

In light of events in 2022, including the 2022 Crypto Bankruptcies, cryptocurrency market risks were identified as a top risk to the Company and management has accordingly implemented certain measures, including enhanced monitoring for cryptocurrency markets (such as reducing net open position limits with liquidity partners through more frequent settlement; adding additional banking and liquidity partners; monitoring on-platform trading activity, coin deposits and withdrawals; and ongoing diligence for listings and banking relationships). The ERM team has also provided quarterly updates to the Safety Committee with respect to such risks and responses. In addition, RHC and RHEU maintain listing committees as described above.

In the United States, any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our the RHC platform, that we believe are not securities under U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in the cryptocurrency and its related ecosystem. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and the SEC Staff have taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Otherwise, the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security and the current presidential administration and control of Congress in the U.S. present considerable uncertainty as to cryptocurrency regulations. While prior public statements by senior officials at the SEC indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms), Bitcoin and Ethereum were the only specific cryptocurrencies as to which senior officials at the SEC had publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court, cannot be generalized to any other cryptocurrency, and might evolve. With respect to all other cryptocurrencies, there is currently no certainty under the applicable legal test that such assets are not securities, and U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which the regulators question might be unregistered securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to assert or determine that a cryptocurrency supported by our RHC platform is a “security” under U.S. law. In June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. Although we have since ceased support for certain cryptocurrencies, including Polygon, we do support Cardano and Solana on our RHC platform and offer the Robinhood Wallet, which is a self-custodial crypto wallet. While the SEC’s September 2024 memorandum of law in support of motion for leave to amend the complaint against Binance states that the SEC’s prior use of “crypto asset securities” when referring to cryptocurrency assets did not mean that the SEC was referring to the “crypto asset itself as the security” but that the cryptocurrencies at issue were offered and sold as investment contracts (and therefore are securities), the SEC’s approach going forward remains unclear in light of this memorandum of law in support of motion for leave to amend the complaint as well as the August 2024 decision in the SEC’s case against Payward, Inc. and Payward Ventures, Inc. that the cryptocurrencies at issue were not themselves securities but were offered as, or sold as, investment contracts (and therefore were securities). The outcome of these matters and decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that SEC Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force will be focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources judiciously.” While the SEC has formed the Crypto Task Force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors, the task force has only recently begun. From time to time, we also have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our RHC platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the SEC find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received the May 2024 Wells Notice (as defined in Note 16 - Commitments & Contingencies to our consolidated financial statements in this Annual Report). The potential action related to the May 2024 Wells Notice may involve a civil injunctive action, public administrative proceeding, and/or a cease-and-desist proceeding and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and censure, revocation, and limitations on activities.

To the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, that assertion or determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our RHC platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions, including disgorgement or penalties which could be material, for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer, national securities exchange, clearing agency, or other regulated entity without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our RHC platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if Bitcoin, Ethereum, or any other supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. In April 2023, the SEC reopened the comment period and provided supplemental information on proposed amendments to the definition of “exchange” under Exchange Act Rule 3b-16, including reiterating the applicability of existing rules to platforms that trade crypto asset securities. Additionally, any determination that Bitcoin or Ethereum is a security could draw negative publicity and cause a decline in the general acceptance of cryptocurrencies. Also, it would make it more difficult for Bitcoin or Ethereum, as applicable, to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. In addition, our growth might be adversely affected if we are not able to expand our RHC platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

We continue to analyze the cryptocurrencies supported on the RHC platform under our internal policies and procedures (collectively, our “RHC Crypto Listing Framework”) on a periodic basis to ensure that they continue to meet our requirements for continued support on the RHC platform which include, among other factors, that we continue to believe they are not securities under U.S. federal and state securities laws. We may make the determination to cease support for a cryptocurrency for any one or a variety of factors based on a totality of the circumstances under our RHC Crypto Listing Framework. However, an assertion or determination by the SEC or a court that a cryptocurrency supported by our RHC platform constitutes a security could also result in our determination that it is advisable to remove that and other cryptocurrencies from our RHC platform that have similar characteristics to the cryptocurrency that was asserted or determined to be a security. If we proactively remove certain cryptocurrencies from our RHC platform because the SEC or a court has asserted or determined they constitute securities or because they share similarities with such cryptocurrencies or otherwise do not meet our RHC Crypto Listing Framework, it has and could in the future negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such cryptocurrency on their platforms.

Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. For example, California has enacted the Digital Financial Assets Law, which requires registration for certain digital financial asset business activities. Operators must comply with its licensing requirements by July 2026. We will continue to monitor developments in state-level legislation, guidance or regulations applicable to us. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to future cryptocurrency regulations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.

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

In addition, future regulatory actions or policies, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. On May 22, 2024, the U.S. House of Representatives passed the Financial Innovation and Technology for the 21st Century Act, which would provide the CFTC with new jurisdiction over digital commodities, clarify the SEC’s jurisdiction over digital assets offered as part of an investment contract, and impose disclosure, safeguarding, and operational requirements on entities required to be registered with the CFTC and/or the SEC. Additionally, some lawmakers and regulators have raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and might continue, to comprise a significant percentage of our total net revenues. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to such regulatory actions or policies. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

In January 2023, the Bankruptcy Court for the Southern District of New York issued a ruling in In re Celsius Network LLC, that certain crypto assets held by Celsius customer accounts were the property of

Celsius’s estate and that the holders of such accounts are unsecured creditors. However, unlike the terms of our user agreement, the terms of Celsius’s user agreement unambiguously provided that the rights to cryptocurrency held, including ownership rights, belonged to Celsius. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, and, although we have not obtained a formal legal opinion on this matter, after consultation with internal and external legal counsel, we believe that the cryptocurrency we hold in custody for users of our platforms should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. Although we are well-capitalized, to the extent users are concerned that cryptocurrencies might not be secure in a bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline.

Furthermore, the Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. On August 25, 2023, the Treasury Department and Internal Revenue Service released proposed regulations on the sale and exchange of digital assets by brokers. On June 28, 2024, final regulations were released that require information reporting by digital asset brokers on certain digital asset sales or exchanges that occur on or after January 1, 2025, and basis tracking for digital assets that are treated as “covered securities” if acquired on or after January 1, 2026. Final regulations requiring information reporting by certain decentralized finance participants were published by the Treasury Department on December 27, 2024 and apply to sales or exchanges of digital assets on or after January 1, 2027. The implementation of these requirements, and any further legislative changes or related guidance from the Internal Revenue Service and the Treasury Department, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the Organization for Economic Cooperation and Development has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing rules for reporting crypto assets under the global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation of these requirements might significantly impact our operations and result in increased costs.

Our international expansion also subjects us to additional laws, regulations, or other government or regulatory scrutiny as discussed in “—Risks Related to Our Business—We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.” For example, the provisions of MiCA went into effect as of December 30, 2024, and RHEU is now subject to the authorization, compliance, and disclosure regime of MiCA for crypto asset service providers (“CASP”). We must obtain a MiCA compliant CASP license in our home member state and compliance with such regulation requires the implementation of new systems and processes, and updates to our policies. While MiCA provides member states with the option of implementing a transitional period from December 30, 2024 to July 1, 2026, at this time, Lithuania’s Ministry of Finance and the Bank of Lithuania have adopted a MiCA transitional period for registrants in Lithuania to June 1, 2025. If we are unable to obtain a MiCA compliant CASP license by June 1, 2025, we may need to cease operations in the EU. Obtaining a MiCA compliant CASP license in our home EU member state could take longer than we expect and would adversely affect our international operations. Additionally, under recommendations from the Financial Crimes Enforcement Network, and the Financial Action Task Force, the United States and several foreign jurisdictions have imposed the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, and could also face penalties for technical violations or lose customers if it negatively impacts customer experience.

Our Crypto Transfers, crypto staking, Robinhood Wallet, and Robinhood Connect features could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

In the United States, we allow customers to deposit and withdraw cryptocurrencies to and from our RHC platform through our Crypto Transfers feature in the states in which RHC operates (other than New York, where our regulatory application is still pending). Since the third quarter of 2024, we also allow customers of RHEU to deposit and withdraw crypto to and from our RHEU platform. Crypto Transfers are processed using Robinhood’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, U.S. customers have access to Robinhood Connect, allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

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

We also provide crypto staking services through our RHEU platform in which eligible RHEU customers are given the option to “stake” eligible crypto-assets. Staking allows RHEU customers to earn rewards by locking up the cryptocurrencies, subject to the network and cryptocurrency’s requirements and bonding periods, and so limits RHEU customers’ access to their funds during such time. We currently rely on and, upon customers’ instructions, delegate RHEU customers’ assets to a third-party service provider to facilitate these staking services. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our third-party service provider or any such smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, RHEU customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or our third-party service provider are slashed by the underlying blockchain network, RHEU customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of the network token. If we experience a high volume of such staking requests from RHEU customers on an ongoing basis, we could incur significant costs. The technological complexity of staking mechanisms also introduces operational challenges both to us and our third-party provider, which could result in the loss of RHEU customer assets. Any of these risks could negatively impact our reputation, business, financial condition, and results of operations and discourage existing and future customers from utilizing our products and services.

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

Any inability to maintain adequate relationships with third-party banks, market makers, exchanges, and liquidity providers with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings would disrupt our ability to offer cryptocurrency trading to customers.

We rely on third-party banks, market makers, exchanges and liquidity providers to provide cryptocurrency products and services to our customers. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platforms rely on direct settlements between us and our customers and direct settlements between us and our market makers, exchanges or liquidity providers after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of market makers and liquidity providers to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers, market makers, exchanges and liquidity providers (as well as maintaining the minimum capital required by regulators). If we, third-party banks, market makers, exchanges or liquidity providers have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platforms and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platforms, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We might also be harmed by the loss of any of our banking partners and market makers. As a result of the many regulations applicable to cryptocurrencies or the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payments services, or other financial services to companies providing cryptocurrency products, including us. For instance, in May 2023, two prominent market makers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. If we, our exchanges or our market makers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, if these banks impose significant operational restrictions, or if these banks were to fail or be taken over by the FDIC, such as occurred in the 2023 Banking Events, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by market makers, our RHC customers’ orders for USDC, a stablecoin backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions, are fulfilled directly from Circle Internet Financial, LLC (“Circle”), the original issuer and main liquidity provider of USDC. If in the future we decide to offer other stablecoins, which are cryptocurrencies designed to minimize price volatility, we may also work directly with other liquidity partners to fulfill those orders. If we cannot maintain sufficient relationships with Circle or any other liquidity providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

As a result of the stored value Spending Account program and the Robinhood Cash Card, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. As a result of Robinhood Credit, we are also subject to a number of state licensing and other regulatory requirements and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Robinhood Credit is in the process of acquiring licenses in all states where required to do so. Failure to obtain or maintain these licenses, failure to comply with these rules or requirements, or conducting such activity without a license, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, and subject to regulatory fines, penalties, or criminal charges. For example, in December 2024, Robinhood Credit paid a penalty of $200,000 to the Massachusetts Division of Banks for previously engaging in the business of a third party loan servicer in Massachusetts without the appropriate registration. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.

The offering of consumer credit cards through Robinhood Credit increases our exposure to customer defaults and credit risk and could result in losses.

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

As of December 31, 2024, we have U.S. federal, state and non-U.S. net operating loss carryforwards (“NOLs”) available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For instance, for state income tax purposes, a California franchise tax law change limits the usability of California state NOLs to offset California taxable income in taxable years beginning on or after January 1, 2024 and before January 1, 2027. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, Assets Under Custody, Net Deposits, and Gold Subscribers, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Funded Customers, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.

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

•announcements by us or our competitors of new offerings or platform features;

•the public’s perception of the quality and accuracy of our key metrics on our customer base and engagement;

•the public’s reaction to our media statements, other public announcements and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;

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

As of December 31, 2024, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-initial public offering (“IPO”) investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 13 - Common Stock and Stockholders' Equity to our consolidated financial statements in this Annual Report) and for issuance under our Employee Share Purchase Plan (“ESPP”). All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant). These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

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

On May 28, 2024, Robinhood announced that its board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock to return value to shareholders. In July 2024, Robinhood began to execute on the Repurchase Program and as of December 31, 2024, has made share repurchases of $257 million under the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management continues to expect to complete the Repurchase Program over a period of two to three years. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and certain of their related entities (“Founder Affiliates”) together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and Chair of our board of directors, and Mr. Bhatt, who is a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Certificate of Incorporation (“Charter”) and our Amended and Restated Bylaws (our “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for a number of types of actions or proceedings shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have subject matter jurisdiction, another state court sitting in the State of Delaware) (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our Charter also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the “Securities Act”). Nothing in our Charter precludes stockholders that assert claims under the Exchange Act from bringing such claims in any court, subject to applicable law.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platform. As a result, our systems and operations as well as those of the third parties on which we rely to conduct certain key functions are vulnerable to cybersecurity incidents, which we have experienced in the past. Although no organization can eliminate cybersecurity and information technology risk completely, we have a cybersecurity program that includes physical, technological, and administrative controls designed to detect, contain, respond to and remediate cybersecurity threats and incidents and defined processes to assess, identify and manage material risks from cybersecurity threats. These controls and processes include, among others:

•maintaining a vulnerability management program that performs regular vulnerability scans and relies on our risk-based information security program to promote coverage of critical areas;
•establishing an offensive security team that actively tests our security controls, imitating methods persons trying to achieve unauthorized access might use to identify any weaknesses;
•our global privacy program supported by our privacy engineering and privacy legal teams;
•maintaining an incident response plan which outlines the roles and responsibilities of key personnel in the event of a cybersecurity incident;
•conducting mandatory annual security and privacy training for employees and contractors and, where appropriate, giving employees and contractors role-based training focused on content specific to their role at the Company;
•undertaking an annual review of our consumer facing policies and statements related to cybersecurity;
•requiring our employees to treat customer information and data with care through policy, practice and contract (as applicable); and
•carrying cybersecurity insurance that provides some protection against potential losses arising from a cybersecurity incident.
Our cybersecurity program is managed by the Company’s Security and Corporate Engineering organization, which is led by our CSO, who reports directly to the CEO. Our CSO has over twenty years of experience in the security industry and has held a variety of leadership positions in cybersecurity at Capital One, including as Vice President, Divisional Chief Information Security Officer. Additionally, several of Robinhood’s subsidiaries, including RHC, RHF, and RHS, have a Chief Information Security Officer, who reports to the CSO, and a Risk Operating Committee (“ROC”) that manages risks, including cybersecurity risks, specific to each entity’s business. Each of our Chief Information Security Officers has expertise in cybersecurity, industry and regulatory standards, risk management, and security operations. The Security organization elevates risks to the relevant ROCs where applicable. Our cybersecurity program is aligned with industry standards and best practices, such as the NIST CSF, and we engage third-party consultants annually to conduct a NIST CSF maturity assessment of our cybersecurity program.
We maintain a Third Party Security and Privacy Standard and conduct security reviews of vendors, including for potential fourth-party risks, prior to and during their contracts with Robinhood and require all third-party service providers with access to personal, confidential or proprietary information to implement and maintain cybersecurity practices consistent with applicable legal standards and industry standards. Any identified security or privacy risks of doing business with a vendor, including potential fourth-party risks, are highlighted to business owners to help make informed risk-based decisions.
We also engage the assistance of third-party consultants to increase protection of our information and IT systems and network to help secure long-term value for our stakeholders. Services provided by third-party consultants include, but are not limited to: regular assessments of our cybersecurity program including cyber maturity assessments and penetration tests; risk scoring of our critical business partners and vendors; and participating in incident response processes.
Our management is responsible for the Company’s day-to-day risk operations and management processes. Management has established cybersecurity standards to improve the Company’s cybersecurity risk posture and to help define and implement appropriate measures to protect the Company’s systems and data from cyber threats. In addition to our Internal Audit and Compliance functions, the ERM team partners with various front-line risk teams and risk owners across Robinhood, to foster consistent risk management practices across Robinhood. In particular, the ERM team provides governance over risk management practices and reports on a quarterly basis on top risks to the Safety Committee, along with planned mitigants and monitoring procedures.
If a cybersecurity incident occurs, incident response procedures are in place to facilitate the appropriate reporting to the CSO, and business continuity plans are mobilized to minimize disruption to business operations. We have also implemented guidelines to outline communications responsibilities during incidents of all severity levels, including an escalation process for alerting senior management of high severity and material incidents.
If a significant cybersecurity incident occurs, we will conduct an assessment to determine if it is material to us. If a materiality assessment is required, the CSO will report such an incident to our Materiality Assessment Committee (“MAC”), which consists of the CFO, CLO, and CBO (in addition to the CSO) and notify the CEO. The MAC will then determine, without unreasonable delay, whether the incident is material to the Company. In making such determination, the MAC may consult with the CEO, other members of the Company’s management, and the Company’s outside professional advisors, in each case, as appropriate. The incident materiality determination will be made by considering all relevant quantitative and qualitative factors, including without limitation: the nature, size and scope of the incident; financial condition; results of operations; litigation or regulatory investigations/actions; the Company’s reputation, and customer and vendor relationships; and competitiveness.
The principal role of our board of directors and the Safety Committee, a board-level committee composed solely of independent directors, is one of oversight, recognizing that management is responsible for the design, implementation, and maintenance of an effective program for protecting against and mitigating data privacy and cybersecurity risks. The Safety Committee reviews management’s exercise of its responsibility to identify, assess, manage, monitor and mitigate material risks not specifically allocated to the board of directors or another of its committees. The Safety Committee has been explicitly assigned the responsibility to oversee risks from cybersecurity threats, among others, and the full board of directors will be notified when the MAC is assessing a cybersecurity incident and informed of any required disclosures. Our board of directors and Safety Committee receive updates on relevant industry developments, threats, and material risks identified as needed each quarter, including material legal and legislative developments, concerning data privacy and security, the rapidly evolving cybersecurity risk landscape, and the Safety Committee facilitates the board of directors’ oversight responsibilities.
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
ITEM 2. PROPERTIES
Our corporate headquarters are located in Menlo Park, California, where we currently have lease commitments for multiple facilities with various expiration dates through 2033. We otherwise lease office facilities throughout the United States and other countries around the world for engineering, sales, marketing, and operations, as well as general and administrative purposes.
We believe our facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 16 - Commitments & Contingencies to our consolidated financial statements in this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “HOOD” since July 29, 2021. Prior to that time, there was no public market for our stock.
Our Class B and Class C common stock are not listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 12, 2025, there were 81 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 12, 2025, there were nine stockholders of record of our Class B common stock and zero stockholders of record of our Class C common stock.
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
Sales of Unregistered Securities
From January 1, 2024 through December 31, 2024 we did not sell any shares of Class A common stock (or other equity securities of Robinhood Markets, Inc.) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
October 1, 2024 - October 31, 2024	797,990	$25.23	797,990	$882
November 1, 2024 - November 30, 2024	2,787,976	$25.35	2,787,976	$812
December 1, 2024- December 31, 2024	1,757,949	$38.90	1,757,949	$743
Total	5,343,915	$29.79	5,343,915	$743

(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On May 28, 2024, we announced that the Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. Refer to Note 13 - Common Stock and Stockholders' Equity to our consolidated financial statements in this Annual Report for more information about the Repurchase Program.

Stock Performance Graph

Comparison of Total Cumulative Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
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
We refer to our “users” and our “customers” interchangeably throughout this Annual Report to refer to individuals who hold accounts on our platforms.
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
•Assets Under Custody (“AUC”): We define AUC as the sum of the fair value of all equities, options, cryptocurrency, futures (including options on futures, swaps, and event contracts), and cash held by users in their accounts, net of receivables from users, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in AUC in any given period.
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, and cash or assets earned in connection with Company promotions (such as account transfer and retirement match incentives and free stock bonuses) received by customers, net of reversals, customer cash withdrawals, margin interest, Gold subscription fees, and assets transferred off of our platforms for a stated period. Prior to the second quarter of 2024, Net Deposits did not include inflows from cash or assets earned in connection with Company promotions and prior to January 2024, Net Deposits did not include inflows from dividends and interest or outflows from Robinhood Gold subscription fees and margin interest, although we have not restated amounts in prior periods as the impact to those figures was immaterial.

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
•Cash Sweep: We define Cash Sweep as the period-end total amount of participating users’ uninvested brokerage cash that has been automatically “swept” or moved from their brokerage accounts into deposits for their benefit at a network of program banks. This is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the banks less the interest rate given to users as stated in our program terms.
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
•Growth Rate with respect to Net Deposits: Growth rate is calculated as aggregate Net Deposits over a specified 12 month period, divided by AUC for the fiscal quarter that immediately precedes such 12 month period.
•Investment Accounts: We define an Investment Account as a funded individual brokerage account, a funded joint investing account, or a funded individual retirement account (“IRA”). As of December 31, 2024, a Funded Customer can have up to four Investment Accounts - individual brokerage account, joint investing account (which launched in July 2024), traditional IRA, and Roth IRA.
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
Overview
With respect to the year ended December 31, 2024, as compared to the year ended December 31, 2023:
•total net revenues increased 58% to $2.95 billion compared to $1.87 billion;
•net income was $1.41 billion, or diluted earnings per share (“EPS”) of $1.56, compared to a net loss of $0.54 billion, or diluted EPS of -$0.61. Net income included the impact of:
◦a $369 million deferred tax benefit, primarily from the release of the Company's valuation allowance on most of its net deferred tax assets;
◦a $55 million benefit due to a reversal of an accrual as part of a regulatory settlement.
◦The year ended December 31, 2023 included an expense of $485 million from the 2021 Founders Award Cancellation (the “2021 Founders Award Cancellation”);
•total operating expenses decreased 21% to $1.90 billion compared to $2.40 billion;
◦SBC expense decreased 65% to $304 million compared to $871 million;
•Adjusted EBITDA (non-GAAP) increased 167% to $1.43 billion compared to $0.54 billion;
•Funded Customers increased 8% to 25.2 million compared to 23.4 million and Investment Accounts increased by 10% to 26.2 million compared to 23.8 million;
•AUC increased 88% to $192.9 billion compared to $102.6 billion, driven by continued Net Deposits and higher equity and cryptocurrency valuations;
•Net Deposits were $50.5 billion, which translates to a growth rate of 49% relative to AUC at the end of the fourth quarter of 2023, compared to $17.1 billion, which translates to a growth rate of 27% relative to AUC at the end of the fourth quarter of 2022;
•ARPU increased 53% to $122 compared to $80; and
•Gold Subscribers increased 86% to 2.64 million compared to 1.42 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”

Recent Developments
Pending Business Acquisitions
In June 2024, we entered into an agreement to acquire all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers, for an aggregate consideration of approximately $200 million, subject to customary purchase price adjustments and payable in cash.
In November 2024, we entered into an agreement to acquire all outstanding equity of TradePMR, a custodial and portfolio management platform for registered investment advisors, for cash consideration of approximately $180 million and post-close equity compensation of approximately $120 million, for aggregate consideration and post-close compensation of approximately $300 million. The purchase consideration is subject to customary purchase price adjustments.
Both pending acquisitions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025.
Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Year Ended December 31,
	2022	2023	2024
Funded Customers(1) (in millions)	23.0	23.4	25.2
AUC(2) (in billions)	$62.2	$102.6	$192.9
Net Deposits (in billions)	$18.4	$17.1	$50.5
Growth Rate with respect to Net Deposits	19%	27%	49%
ARPU (in dollars)	$60	$80	$122
Gold Subscribers (in millions)	1.14	1.42	2.64
_______________
(1) The following table describes the annual changes within Funded Customers:

	Year Ended December 31,
(in millions)	2022	2023	2024
Beginning Funded Customers	22.7	23.0	23.4
New Funded Customers	1.3	1.1	2.2
Resurrected Customers	0.2	0.2	0.5
Churned Customers	(1.2)	(0.9)	(0.9)
Ending Funded Customers	23.0	23.4	25.2

(2) The following table sets out the components of AUC by type of asset:

	Year Ended December 31,
(in billions)	2022	2023	2024
Equities	$45.8	$69.4	$130.6
Cryptocurrencies	8.4	14.7	35.2
Options and futures (2)	0.3	0.6	1.8
Cash held by Customers	10.8	21.3	33.3
Receivables from Customers (primarily margin balances)	(3.1)	(3.4)	(8.0)
AUC	$62.2	$102.6	$192.9
_______________
(2) Futures consists of futures, options on futures, and swaps, including event contracts, which we launched during the fourth quarter of 2024.

The following table describes the changes within AUC:

	Year Ended December 31,
(in billions)	2022	2023	2024
Beginning AUC	$98.0	$62.2	$102.6
Net Deposits	18.4	17.1	50.5
Net market gains (losses)	(54.2)	23.3	39.8
Ending AUC	$62.2	$102.6	$192.9
Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income (loss), and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) SBC, (v) significant legal and tax settlements and reserves, and (vi) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss):

	Year Ended December 31,
(in millions)	2022	2023	2024
Net income (loss)	$(1,028)	$(541)	$1,411
Add:
Interest expenses related to credit facilities	24	23	24
Provision for (benefit from) income taxes	1	8	(347)
Depreciation and amortization	61	71	77
EBITDA (non-GAAP)	(942)	(439)	1,165
Add: SBC
2021 Founders Award Cancellation	—	485	—
SBC Excluding 2021 Founders Award Cancellation(1)	654	386	304
Significant legal and tax settlements and reserves(2)	20	104	(40)
Restructuring charges(3)	105	—	—
Q4 2022 Processing Error(4)	57	—	—
Impairment of Ziglu equity securities(5)	12	—	—
Adjusted EBITDA (non-GAAP)	$(94)	$536	$1,429
_______________
(1) For the year ended December 31, 2022, SBC excluding 2021 Founders Award Cancellation benefited from restructuring-related net reversals of previously recognized expense of $77 million in connection with both the April 2022 Restructuring and August 2022 Restructuring.
(2) For the year ended December 31, 2024, significant legal and tax settlements and reserves included a $55 million benefit due to a reversal of an accrual as part of a regulatory settlement.
(3) Restructuring charges for the year ended December 31, 2022 related to both the April 2022 Restructuring and August 2022 Restructuring, consisting of $45 million of impairment and $9 million of accelerated depreciation, in each case relating to office closures, and $51 million of cash charges for employee-related wages, benefits and severance. Refer to Note 6 - Restructuring Activities to our consolidated financial statements in this Annual Report for further information.
(4) Q4 2022 Processing Error was due to delays in notification from third parties and process failures within Robinhood’s brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmos Health, Inc.
(5) Partially as a result of the termination of the stock purchase agreement, the advances made to Ziglu accounted for as non-marketable equity securities were impaired to a carrying value of zero.

Key Components of Our Results of Operations
Revenues
Transaction-Based Revenues
Transaction-based revenues consist of amounts earned from routing customer orders for options, cryptocurrencies, and equities to market makers. When customers place orders for options, cryptocurrencies, or equities on our platform, we route these orders to market makers and we receive consideration from those market makers. With respect to options and equities trading, such fees are known as PFOF. With respect to cryptocurrencies trading, we receive “Transaction Rebates” when routing to market makers. In the case of options, our fee is on a per contract basis based on the underlying security. For equities, the fees we receive are typically based on the size of the publicly quoted bid-ask spread for the security being traded; that is, we receive a fixed percentage of the difference between the publicly quoted bid and ask at the time the trade is executed. In the case of cryptocurrencies, our rebate is a fixed percentage of the notional order value.
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
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn interest revenues on margin loans to users, segregated cash, cash equivalents, and securities, deposits with clearing organizations, corporate cash and investments, Cash Sweep, and carried customer credit card balances. We also earn and incur interest revenues and expenses on securities lending transactions. We incur interest expenses in connection with our revolving credit facilities and borrowings by the Credit Card Funding Trust.
Other Revenues
Other revenues primarily consists of Robinhood Gold subscription fees, proxy revenues, advertising revenues, and ACATS fees charged to users for facilitating the transfer of part or all of assets in their accounts to another broker-dealer.
Robinhood Match Incentives
We offer a match incentive on customers’ eligible contributions to their retirement accounts and, from time to time, an incentive on other transfers of assets to our platform. All match incentives are recognized as a reduction to revenue when earned. The matches are allocated to certain revenue categories on a proportional basis.

Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of cash compensation and employee benefits, SBC, as well as allocated overhead for employees engaged in clearing and brokerage functions, market data expenses, expenses related to our instant withdrawals feature, fees paid to centralized clearinghouses and regulatory fees, customer statement-related costs, and other brokerage and transaction costs such as costs related to our Cash Sweep and securities lending programs. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platforms.
Technology and Development
Technology and development costs primarily consist of costs incurred to support and improve our platforms and develop new products, costs associated with computer hardware and software, including amortization of internally developed software, and compensation and benefits, including SBC, for engineering, data science, and design personnel, as well as allocated overhead.
Operations
Operations costs consist of customer service related expenses, including cash compensation and employee benefits, SBC, as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors).

Provision for Credit Losses
The provision for credit losses consists of expected credit losses related to credit card and brokerage products. For credit card related, we have two types of provision for credit losses: i) one related to off-balance sheet credit card principal receivables, and ii) one related to on-balance sheet purchased credit card and interest receivables. Brokerage-related provision for credit losses primarily relates to unsecured balances of receivables from users due to Fraudulent Deposit Transactions and losses on margin lending.
Marketing
Marketing costs primarily consist of paid marketing channels such as digital marketing and brand marketing, as well as cash compensation, and employee benefits, SBC, and allocated overhead for employees engaged in the marketing function.
General and Administrative
General and administrative costs primarily consist of cash compensation and employee benefits, SBC, as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, other professional fees, business insurance, and real estate charges including impairments on our operating leases and leasehold improvements, lease terminations, and settlements and penalties.

Results of Operations
The following table summarizes our consolidated statements of operations data:

(in millions)	Year Ended December 31,
	2022	2023	2024
Revenues:
Transaction-based revenues	$814	$785	$1,647
Net interest revenues	424	929	1,109
Other revenues	120	151	195
Total net revenues	1,358	1,865	2,951
Operating expenses:(1)
Brokerage and transaction	179	146	164
Technology and development	878	805	818
Operations	249	116	112
Provision for credit losses	36	43	76
Marketing	103	122	272
General and administrative	924	1,169	455
Total operating expenses	2,369	2,401	1,897
Other income (expense), net	(16)	3	10
Income (loss) before income taxes	(1,027)	(533)	1,064
Provision for (benefit from) income taxes	1	8	(347)
Net income (loss)	$(1,028)	$(541)	$1,411
____________________
(1)Includes SBC expense as follows:

	Year Ended December 31,
(in millions)	2022	2023	2024
Brokerage and transaction	$5	$7	$9
Technology and development	212	211	192
Operations	8	8	7
Marketing	4	5	8
General and administrative	425	640	88
Total SBC expense	$654	$871	$304

Comparison of the Years Ended December 31, 2024 and 2023
A discussion of our results for fiscal year 2023 compared to fiscal year 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Comparison of the Years Ended December 31, 2023 and 2022” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Revenues
Transaction-Based Revenues

	Year Ended December 31,
(in millions, except for percentages)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Transaction-based revenues
Options	$488	$505	$760	3%	50%
Cryptocurrencies	202	$135	626	(33)%	364%
Equities	117	$104	177	(11)%	70%
Other	7	$41	84	486%	105%
Total transaction-based revenues	$814	$785	$1,647	(4)%	110%
Transaction-based revenues as a % of total net revenues:
Options	36%	27%	26%
Cryptocurrencies	15%	7%	21%
Equities	9%	6%	6%
Other	—%	2%	3%
Total transaction-based revenues	60%	42%	56%
Transaction-based revenues increased by $862 million primarily driven by increases of $491 million in cryptocurrencies, $255 million in options, and $73 million in equities.
Cryptocurrencies revenues increased as a result of a 77% increase in the average Notional Trading Volume traded per trader and a 72% increase in the number of users placing cryptocurrency trades. In addition, cryptocurrencies revenues benefited from a higher rebate rate from crypto market makers (a rebate increase was effective in May 2024). The increase was offset by $19 million of match incentives paid to our customers (Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report for more information).
Options revenues increased due to a 29% increase in the number of users placing option trades and a 43% increase in Options Contracts Traded. In addition, we experienced higher option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The increase was offset by $43 million of match incentives paid to our customers.
Equities revenues increased as a result of a 45% increase in the average Notional Trading Volume traded per trader and a 23% increase in the number of users placing equity trades. The increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The increase was offset by $10 million of match incentives paid to our customers.

Net Interest Revenues

	Year Ended December 31,
(in millions, except for percentages)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Net interest revenues:
Margin interest	$177	$243	$319	37%	31%
Interest on segregated cash, cash equivalents, securities, and deposits	57	210	261	268%	24%
Interest on corporate cash and investments	103	288	256	180%	(11)%
Cash Sweep	22	123	179	459%	46%
Securities lending, net	89	79	94	(11)%	19%
Credit card, net	—	9	24	NM	167%
Interest expenses related to credit facilities	(24)	(23)	(24)	(4)%	4%
Total net interest revenues	$424	$929	$1,109	119%	19%
Net interest revenues as a % of total net revenues:
Margin interest	13%	13%	11%
Interest on corporate cash and investments	7%	16%	9%
Interest on segregated cash, cash equivalents, securities, and deposits	4%	11%	9%
Cash Sweep	2%	7%	6%
Securities lending, net	7%	4%	3%
Credit card, net	—%	—%	1%
Interest expenses related to credit facilities	(2)%	(1)%	(1)%
Total net interest revenues	31%	50%	38%
Net interest revenues increased by $180 million, driven by growth in most of our interest-earning asset balances except for corporate cash and investments. Between September 2024 and the end of 2024, the Federal Reserve lowered interest rates by a total of 100 basis points, which negatively impacted our net interest revenues and adversely affected our customers returns on cash deposits. We anticipate any potential future rate cuts by the Federal Reserve will have a similar impact.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annual yields:

(in millions, except for annual yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net (2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities (5)	Total net interest revenues
Year ended December 31, 2024
December 31, 2024	$7,909	$9,943	$26,064	$391	$44,307
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	5,082	10,252	21,352	261	36,947
Revenue (expense)	319	517	179	24	$1,039	$94	$(24)	$1,109
Annual yield(4)	6.28%	5.04%	0.84%	9.20%	2.81%			3.00%
Year ended December 31, 2023
December 31, 2023	$3,458	$10,107	$16,352	205	$30,122
December 31, 2022	3,089	9,530	5,837	N/A	18,456
Average(3)	3,302	9,979	11,348	197	24,826
Revenue (expense)	243	498	123	9	$873	$79	$(23)	$929
Annual yield(4)	7.36%	4.99%	1.08%	N/A	3.52%			3.74%
Year ended December 31, 2022
December 31, 2022	$3,089	$9,530	$5,837	N/A	$18,456
December 31, 2021	6,467	10,600	2,095	N/A	19,162
Average(3)	4,519	9,931	2,920	N/A	17,370
Revenue (expense)	177	160	22	N/A	$359	$89	$(24)	$424
Annual yield(4)	3.92%	1.61%	0.75%	N/A	2.07%			2.44%
_______________
(1) Includes cash and cash equivalents, cash, cash equivalents, and securities segregated under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue; ii) an on-balance sheet amount representing purchased credit card receivables by the Credit Card Funding Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Credit Card Funding Trust, with the difference in those amounts resulting in net interest revenues. As of December 31, 2024, $202 million was off-balance sheet and $189 million was on-balance sheet. Refer to Note 12 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for more information.
(3) Average balance rows represent the simple average of month-end balances in a given period. For the year ended December 31, 2023 the average balance for Credit card, net is calculated using the period from June 30, 2023 to December 31, 2023 based on Robinhood Credit’s acquisition date of July 3, 2023.
(4) Annual yield is calculated by dividing revenue for the given period by the applicable average asset balance.
(5) Includes interest expenses related to our revolving credit facilities and the Trust borrowing; interest expense related to the Credit Card Funding Trust is included in the credit card, net interest yield calculation. Refer to Note 12 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for more information.

Other Revenues

	Year Ended December 31,
(in millions, except for percentages)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Other revenues:
Gold subscription revenues	$68	$75	$109	10%	45%
Proxy revenues	44	61	60	39%	(2)%
Other	8	15	26	88%	73%
Total other revenues	$120	$151	$195	26%	29%
Other revenues as a % of total net revenues:
Gold subscription revenues	5%	4%	4%
Proxy revenues	3%	3%	2%
Other	1%	1%	1%
Total other revenues	9%	8%	7%
Other revenues increased by $44 million primarily driven by increased Gold subscription revenues of $34 million due to an increase in Gold Subscribers. Additionally, other revenues increased $11 million due to advertising revenue from Sherwood Media, which was launched during the second quarter of 2023.
Operating Expenses

	Year Ended December 31,
(in millions, except for percentages)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Operating expenses:
Brokerage and transaction	$179	$146	$164	(18)%	12%
Technology and development	878	805	818	(8)%	2%
Operations	249	116	112	(53)%	(3)%
Provision for credit losses	36	43	76	19%	77%
Marketing	103	122	272	18%	123%
General and administrative	924	1,169	455	27%	(61)%
Total operating expenses	$2,369	$2,401	$1,897
Percent of total net revenues:
Brokerage and transaction	13%	8%	5%
Technology and development	65%	43%	28%
Operations	18%	6%	4%
Provision for credit losses	3%	3%	3%
Marketing	8%	7%	9%
General and administrative	68%	63%	15%
Total operating expenses	175%	130%	64%

Brokerage and Transaction

	Year Ended December 31,
(in millions)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Employee compensation, benefits, and overhead, excluding SBC	$20	$31	$36	55%	16%
Market data expenses	26	23	26	(12)%	13%
Instant withdrawals	1	7	20	(12)%	186%
Broker-dealer transaction expenses	31	32	16	3%	(50)%
Customer statements	8	15	15	88%	—%
SBC	5	7	9	40%	29%
Q4 2022 Processing Error	57	—	—	NM	NM
Other	31	31	42	—%	35%
Total	$179	$146	$164	(18)%	12%
Brokerage and transaction costs increased by $18 million primarily driven by a $13 million increase in expenses related to our instant withdrawals feature due to higher customer activities. Other brokerage and transaction costs increased $11 million also primarily driven by higher customer activities in our Cash Sweep and securities lending programs. Additionally, employee compensation, benefits, and overhead increased by $5 million due to increased average headcount to continue support of our brokerage business. These increases were partially offset by a decrease of $16 million in broker-dealer transaction expenses mainly due to passing option trading fees onto users starting in the fourth quarter of 2023.
Technology and Development

	Year Ended December 31,
(in millions)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Employee compensation, benefits, and overhead, excluding SBC	$367	$308	$287	(16)%	(7)%
SBC	212	211	192	—%	(9)%
Cloud infrastructure services	175	149	189	(15)%	27%
Software and tools	105	114	123	9%	8%
Other	19	23	27	21%	17%
Total	$878	$805	$818	(8)%	2%
Technology and development costs increased by $13 million primarily due to increases of $40 million in cloud infrastructure expenses and $9 million in software and tools to meet increased capacity requirements for our platforms to support higher trading volumes. These increases were partially offset by decreases of $21 million in employee, compensation, benefits, and overhead, and of $19 million in SBC due to decreased average headcount as part of our efforts to improve efficiency and operating costs.

Operations

	Year Ended December 31,
(in millions)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Employee compensation, benefits, and overhead, excluding SBC	$144	$75	$72	(48)%	(4)%
Customer experience	78	19	18	(76)%	(5)%
SBC	8	8	7	—%	(13)%
Other	19	14	15	(26)%	7%
Total	$249	$116	$112	(53)%	(3)%
Operations costs decreased by $4 million primarily due to a decrease of $3 million in employee compensation, benefits, and overhead due to decreased average headcount as part of our efforts to improve efficiency and operating costs.
Provision for credit losses

	Year Ended December 31,
(in millions)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Provision for credit losses - credit card related	$—	$21	$55	NM	162%
Provision for credit losses - brokerage related	36	22	21	(39)%	(5)%
Total	$36	$43	$76	19%	77%
Provision for credit losses cost increased by $33 million primarily due to a $34 million increase related to our credit card program that was launched during the third quarter of 2023.
Marketing

	Year Ended December 31,
(in millions)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Digital marketing	$21	$39	$119	86%	205%
Brand marketing	14	21	45	50%	114%
Employee compensation, benefits, and overhead, excluding SBC	26	22	33	(15)%	50%
Marketing incentives	11	7	16	(36)%	129%
Creative services	14	10	12	(29)%	20%
SBC	4	5	8	25%	60%
Other marketing	13	18	39	38%	117%
Total	$103	$122	$272	18%	123%
Marketing costs increased by $150 million primarily due to higher expenses in digital marketing of $80 million, brand marketing of $24 million, and other marketing of $21 million, as we increased our investments in paid marketing channels and other marketing initiatives to promote our brand, products, and services. Additionally, employee compensation, benefits, and overhead increased by $11 million due to increased average headcount to support increased marketing initiatives.

General and Administrative

	Year Ended December 31,
(in millions)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Employee compensation, benefits, and overhead, excluding SBC	$239	$216	$235	(10)%	9%
SBC excluding 2021 Founders Award Cancellation	425	155	88	(64)%	(43)%
Legal expenses	76	96	71	26%	(26)%
Other professional fees	53	41	47	(23)%	15%
Real estate related charges	45	5	2	(89)%	(60)%
SBC related to 2021 Founders Award Cancellation	—	485	—	NM	NM
Settlements and penalties	24	126	(29)	425%	NM
Other	62	45	41	(27)%	(9)%
Total	$924	$1,169	$455	27%	(61)%
General and administrative costs decreased by $714 million primarily due to a decrease of $485 million related to 2021 Founders Award Cancellation which occurred in 2023. In addition, settlements and penalties expenses decreased $155 million primarily due to a $55 million reversal of an accrual as part of a regulatory settlement.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
(in millions)	2022	2023	2024	2022 to 2023 % Change	2023 to 2024 % Change
Provision for (benefit from) income taxes	$1	$8	$(347)	700%	NM
Benefit from income taxes increased by $355 million primarily due to a $369 million deferred tax benefit, primarily from the valuation allowance release on the U.S. federal and certain state deferred tax assets. Refer to Note 9 - Income Taxes to our consolidated financial statements in this Annual Report for more information on the valuation allowance release.
Liquidity and Capital Resources
Sources and Uses of Funds
Our principal sources of liquidity are cash flows generated from operations, and our cash, cash equivalents, investments, and stablecoin. Other sources of future funds may include potential borrowing under our revolving lines of credit and potential issuance of new debt or equity. Our liquidity needs are primarily to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the DTC, NSCC, OCC, and CFTC). Based on our current level of operations, we believe our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months.

Liquid Assets
As of December 31, 2024, we had cash and cash equivalents of $4.33 billion, held-to-maturity investments of $398 million, and stablecoin of $361 million. Refer to Note 8 - Investments and Fair Value Measurement to our consolidated financial statements in this Annual Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of December 31, 2024, we had a total of $3.00 billion in committed revolving credit facilities and a borrowing amount up to $300 million for our Credit Card Funding Trust. Refer to Note 12 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of December 31, 2024:

	Payments Due by Period
(in millions)	Total	2025-2026	2027-2028	2029	Thereafter
Operating lease commitments	$189	$56	$50	$23	$60
Purchase commitments(1)	637	601	35	1	—
Robinhood match incentives commitments(2)	142	142	—	—	—
Credit Card Funding Trust borrowing principal and interest	131	131	—	—	—
Total	$1,099	$930	$85	$24	$60
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
In addition to lease and purchase commitments, we have two committed financing agreements: one with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million. See “Securities Borrowing and Lending” in Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report for further information.
Repurchase Program
On May 28, 2024, we announced that our board of directors approved the Repurchase Program authorizing us to repurchase up to $1 billion of our outstanding Class A common stock to return value to shareholders. As of December 31, 2024, we had made share repurchases of $257 million under the Repurchase Program. Refer to Part II, Item 5 and Note 13 - Common Stock and Stockholders' Equity to our consolidated financial statements in this Annual Report for more information about the Repurchase Program.
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
Our FCM subsidiary (RHD) is subject to CFTC Regulation 1.17, administered by the CFTC and the NFA, which requires the maintenance of minimum net capital, as defined by CFTC Regulation 1.17. Net capital and the related net capital requirements may fluctuate on a daily basis.
The table below summarizes the net capital, capital requirements and excess net capital of RHS, RHF, and RHD as of periods presented:

	December 31, 2024
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,540	$178	$2,362
RHF	248	0.25	248
RHD	40	1	39
As of December 31, 2024, these subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Year Ended December 31,
(in millions)	2022	2023	2024
Cash provided by (used in):
Operating activities	$(852)	$1,181	$(157)
Investing activities	(60)	(582)	(148)
Financing activities	—	(610)	(345)

Operating activities
Net cash provided by operating activities decreased $1.34 billion compared to the prior period primarily due to:
•a decrease of $567 million in non-cash items due to higher SBC expense in 2023 as a result of the 2021 Founders Award Cancellation;
•a decrease of $369 million in non-cash deferred income taxes, primarily from the release of the Company's valuation allowance on most of its net deferred tax assets in 2024;
•an increase of $4.29 billion in receivables from users driven by higher margin balance due to lower rates;
•an increase of $397 million in securities segregated under federal and other regulations driven by cash used to purchase of U.S treasury securities;
•an increase of $341 million in other current and non-current assets driven by cash used to purchase of stablecoin; and
•increases of $2.20 billion in securities loaned and $1.96 billion in payable to users, both driven by increased customer activities.
Investing activities
Net cash used in investing activities decreased $434 million compared to the prior period primarily due to:
•an increase of $556 million from collection of purchased credit card receivables;
•an increase of $376 million from proceeds from maturities of held-to-maturity investments;
•an increase of $203 million driven by fewer purchases of held-to-maturity investments; and
•an increase of $748 million driven by purchases of credit card receivables by the Credit Card Funding trust.
Financing activities
Net cash used in financing activities decreased $265 million compared to the prior period primarily due to:
•a decrease of $351 million from less common stock repurchases;
•an increase of $132 million from borrowings by the Credit Card Funding Trust to purchase credit card receivables; and
•an increase of $232 million from taxes paid related to net share settlement of equity awards.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results might differ significantly from these estimates under different assumptions, judgments, or conditions.
Allowance for Credit Losses
The amount of the allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost considering available information from internal and external sources. The allowance for credit losses provides for unsecured balances of receivables from users due to Fraudulent Deposit Transactions, losses on margin lending, purchased credit card receivables, and reserves on proxy revenue receivables. The allowance for credit losses takes into account relevant available information including the nature of the collateral, potential future changes in collateral values, and historical credit loss information.
The amount of the allowance for credit losses represents management’s estimate of expected credit losses from off-balance sheet credit exposure over the remaining expected life of credit card receivables originated under an arrangement with Coastal Bank. Coastal Bank is the legal lender and originator, the party to which the customer has a credit-borrower relationship, and the legal owner of the credit card receivables. We are responsible to pay Coastal Bank customer balances that are ultimately charged off or deemed uncollectible, generally when balances become outstanding for over 180 days. Allowance for credit losses takes into account information from internal and external sources and market data, which is estimated based on outstanding customer credit card principal balances owned by Coastal Bank and anticipated future customer payment rates based on past portfolio performance, both of which are unobservable inputs. The measurement of this liability using this method approximates fair value. For additional information, refer to Note 12 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report.
Business Combinations
We allocate the fair value of the purchase price to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer contracts, acquired technology, and trade names, based on expected future growth rates and margins, attrition rates, future changes in technology and royalty for similar brand licenses, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results might differ from estimates.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at least annually in the fourth quarter or whenever events or changes in circumstances indicate that goodwill might be impaired. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to a quantitative assessment.
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
Income Taxes
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
Share-based Compensation
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions (“Market-Based RSUs”). The time-based service condition for these awards is generally satisfied over six years. The performance-based conditions were satisfied upon the occurrence of an IPO. The market-based conditions are satisfied upon our achievement of specified share prices.
For market-based awards, we determined the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of an IPO, and expected capital raise percentage. We estimated the expected term based on various vesting scenarios, as these awards are not considered “plain vanilla.” We estimated the expected date of an IPO based on our expectation at the time of measurement of the award’s value.
We recorded SBC expense for market-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions were considered probable to be satisfied. We determined the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Remaining SBC related to the Market-Based RSUs was fully recorded over the remaining derived requisite service period by December 31, 2024. Previously recognized SBC related to the Market-Based RSUs will not be reversed even if the specified share prices are not achieved.
Recent Accounting Pronouncements
Refer to Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in this Annual Report.
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

The impact to total net revenues, net income (loss), and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	December 31,
(in millions)	2023	2024
50 basis point	$71	$94
100 basis point	141	188
150 basis point	212	282

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.

We also have exposure to changes in interest rates related to our variable-rate credit facilities. Refer to Note 12 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of December 31, 2024 and 2023, we had limited financial exposure associated with changes in interest rates as of such dates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Robinhood Markets, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

Adoption of SAB 122

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for obligations to safeguard crypto-assets held in custody on behalf of its platform users in 2024 due to the adoption of SAB 122.

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
As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company recognized transaction-based revenues of $1,647 million for the year ended December 31, 2024, of which $1,563 million is comprised of revenues earned from routing user orders to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker. The Company’s transaction-based revenues from routing user orders involves a significant volume of transactions and is earned from various market makers and is sourced from multiple systems across the Company’s information technology environment.

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
February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Robinhood Markets, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Robinhood Markets, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
February 18, 2025

ROBINHOOD MARKETS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2023	2024
Assets
Current assets:
Cash and cash equivalents	$4,835	$4,332
Cash, cash equivalents, and securities segregated under federal and other regulations	4,448	4,724
Receivables from brokers, dealers, and clearing organizations	89	471
Receivables from users, net	3,495	8,239
Securities borrowed	1,602	3,236
Deposits with clearing organizations	338	489
User-held fractional shares	1,592	2,530
Held-to-maturity investments	413	398
Prepaid expenses	63	75
Deferred customer match incentives	11	100
Other current assets	196	509
Total current assets	17,082	25,103
Property, software, and equipment, net	120	139
Goodwill	175	179
Intangible assets, net	48	38
Non-current held-to-maturity investments	73	—
Non-current deferred customer match incentives	19	195
Other non-current assets, including non-current prepaid expenses of $4 as of December 31, 2023 and $17 as of December 31, 2024	107	533
Total assets	$17,624	$26,187
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$384	$397
Payables to users	5,097	7,448
Securities loaned	3,547	7,463
Fractional shares repurchase obligation	1,592	2,530
Other current liabilities	217	266
Total current liabilities	10,837	18,104
Other non-current liabilities	91	111
Total liabilities	10,928	18,215
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2024.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 745,401,862 shares issued and outstanding as of December 31, 2023; 21,000,000,000 shares authorized, 764,903,997 shares issued and outstanding as of December 31, 2024.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 126,760,802 shares issued and outstanding as of December 31, 2023; 700,000,000 shares authorized, 119,588,986 shares issued and outstanding as of December 31, 2024.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2024.	—	—
Additional paid-in capital	12,145	12,008
Accumulated other comprehensive loss	(3)	(1)
Accumulated deficit	(5,446)	(4,035)
Total stockholders’ equity	6,696	7,972
Total liabilities and stockholders’ equity	$17,624	$26,187
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share data)	2022	2023	2024
Revenues:
Transaction-based revenues	$814	$785	$1,647
Net interest revenues	424	929	1,109
Other revenues	120	151	195
Total net revenues	1,358	1,865	2,951

Operating expenses:
Brokerage and transaction	179	146	164
Technology and development	878	805	818
Operations	249	116	112
Provision for credit losses	36	43	76
Marketing	103	122	272
General and administrative	924	1,169	455
Total operating expenses	2,369	2,401	1,897

Other income (expense), net	(16)	3	10
Income (loss) before income taxes	(1,027)	(533)	1,064
Provision for (benefit from) income taxes	1	8	(347)
Net income (loss)	$(1,028)	$(541)	$1,411
Net income (loss) attributable to common stockholders:
Basic	$(1,028)	$(541)	$1,411
Diluted	$(1,028)	$(541)	$1,411
Net income (loss) per share attributable to common stockholders:
Basic	$(1.17)	$(0.61)	$1.60
Diluted	$(1.17)	$(0.61)	$1.56
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	878,630,024	890,857,659	881,113,156
Diluted	878,630,024	890,857,659	906,171,504
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2022	2023	2024
Net income (loss)	$(1,028)	$(541)	$1,411
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1)	—	(1)
Net losses on hedging instruments:
Net loss on hedging instruments during the period	—	(4)	—
Reclassification adjustment for net losses included in net income (loss)	—	1	3
Net gain (loss) on hedging instruments	—	(3)	3
Total other comprehensive income (loss), net of tax	(1)	(3)	2
Total comprehensive income (loss)	$(1,029)	$(544)	$1,413
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2023	2024
Operating activities:
Net income (loss)	$(1,028)	$(541)	$1,411
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61	71	77
Impairment of long-lived assets	45	5	2
Provision for credit losses	36	43	76
Deferred income taxes	—	—	(369)
Share-based compensation	654	871	304
Other	35	3	(2)
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	—	—	(397)
Receivables from brokers, dealers, and clearing organizations	12	(13)	(382)
Receivables from users, net	3,386	(298)	(4,592)
Securities borrowed	(517)	(1,085)	(1,634)
Deposits with clearing organizations	142	(152)	(151)
Current and non-current prepaid expenses	33	37	(25)
Current and non-current deferred customer match incentives	—	(30)	(265)
Other current and non-current assets	(26)	(18)	(415)
Accounts payable and accrued expenses	(62)	134	(35)
Payables to users	(1,775)	396	2,351
Securities loaned	(1,817)	1,713	3,916
Other current and non-current liabilities	(31)	45	(27)
Net cash provided by (used in) operating activities	(852)	1,181	(157)
Investing activities:
Purchases of property, software, and equipment	(28)	(2)	(13)
Capitalization of internally developed software	(29)	(19)	(37)
Business acquisition, net of cash and cash equivalents acquired	—	(93)	(6)
Asset acquisition, net of cash acquired	—	—	(3)
Purchases of held-to-maturity investments	—	(759)	(556)
Proceeds from maturities of held-to-maturity investments	—	282	658
Purchases of credit card receivables by Credit Card Funding Trust	—	—	(748)
Collections of purchased credit card receivables	—	—	556
Purchases of available-for-sale investments	(25)	—	—
Proceeds from sales and maturities of available-for-sale investments	42	10	—
Other	(20)	(1)	1
Net cash used in investing activities	(60)	(582)	(148)
Financing activities:
Proceeds from exercise of stock options, net of repurchases	6	5	18
Proceeds from issuance of common stock under the Employee Share Purchase Plan	16	14	16
Taxes paid related to net share settlement of equity awards	(12)	(12)	(244)
Repurchase of Class A common stock	—	(608)	(257)
Draws on credit facilities	21	20	22
Repayments on credit facilities	(21)	(20)	(22)
Borrowings by the Credit Card Funding Trust	—	—	132
Repayments on borrowings by the Credit Card Funding Trust	—	—	(1)
Change in principal collected from customers due to Coastal Bank	—	1	6
Payments of debt issuance costs	(10)	(10)	(15)
Net cash used in financing activities	—	(610)	(345)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	—	(1)
Net decrease in cash, cash equivalents, segregated cash, and restricted cash	(913)	(11)	(651)
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	10,270	9,357	9,346
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$9,357	$9,346	$8,695

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of cash, cash equivalents, segregated cash, and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$6,339	$4,835	$4,332
Segregated cash and cash equivalents, end of the period	2,995	4,448	4,327
Restricted cash in other current assets, end of the period	1	46	18
Restricted cash in other non-current assets, end of the period	22	17	18
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$9,357	$9,346	$8,695
Supplemental disclosures:
Cash paid for interest	$12	$12	$16
Cash paid for income taxes, net of refund received	$4	$9	$18
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2021	863,912,613	$—	$11,169	$1	$(3,877)	$7,293
Net loss	—	—	—	—	(1,028)	(1,028)
Shares issued in connection with stock option exercises, net of repurchases	2,318,267	—	6	—	—	6
Issuance of common stock in connection with Employee Share Purchase Plan	1,907,241	—	16	—	—	16
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	24,613,450	—	(12)	—	—	(12)
Change in other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	—	682	—	—	682
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock(1)		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(541)	(541)
Shares issued in connection with stock option exercises, net of repurchases	2,449,169	—	5	—	—	5
Issuance of common stock in connection with Employee Share Purchase Plan	1,968,081	—	14	—	—	14
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	30,267,312	—	(12)	—	—	(12)
Repurchase and retirement of Class A common stock	(55,273,469)	—	(611)	—	—	(611)
Change in other comprehensive loss	—	—	—	(3)	—	(3)
Share-based compensation	—	—	888	—	—	888
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated earnings (deficit)	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	1,411	1,411
Shares issued in connection with stock option exercises, net of repurchases	3,954,721	—	18	—	—	18
Shares issued in connection with warrants exercises, net of shares withheld	456,764	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	2,275,623	—	16	—	—	16
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	15,999,321	—	(244)	—	—	(244)
Repurchase and retirement of Class A common stock	(10,356,110)	—	(257)	—	—	(257)
Change in other comprehensive income	—	—	—	2	—	2
Share-based compensation	—	—	330	—	—	330
Balance as of December 31, 2024	884,492,983	$—	$12,008	$(1)	$(4,035)	$7,972
_______________
(1)The share amounts listed above combine Class A common stock and Class B common stock.

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
•Robinhood Credit, Inc. (“Robinhood Credit”), which offers credit cards with certain rewards offerings; and
•Robinhood Derivatives, LLC (“RHD”), a registered non-clearing futures commission merchant and a swap firm for trading cleared swaps.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platforms by routing transactions through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on our consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platforms (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of RHM and its wholly-owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The impact of these reclassifications is immaterial to the presentation of the consolidated financial statements taken as a whole.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue recognition, SBC, the determination of allowances for credit losses, investment valuation, capitalization of internally developed software, useful lives of property, software, and equipment, valuation and useful lives of intangible assets, valuation of reporting units in assessing goodwill for impairment, incremental borrowing rate used to calculate operating lease right-of-use assets and related liabilities, impairment of long-lived assets, uncertain tax positions, realizability of deferred tax assets, accrued and contingent liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Our CODM is our CEO and President, Vladimir Tenev. We operate and report financial information in one operating segment. This is because our CODM utilizes consolidated net income and company-wide key performance metrics (as defined in Part II, Item 7 of this Annual Report, “Key Performance Metrics”) to allocate resources and determine performance. The measure of segment assets is not regularly presented to the CODM. Consolidated net income is also used by the CODM to monitor budgeted versus actual results. The monitoring of budgeted versus actual results is used by the CODM to assess performance of the business and in establishing company-wide’s objectives and key results. Substantially all of our revenues and assets are attributed to or located in the United States. Significant segment expenses required to be disclosed as part of the segment disclosure of a single segment entity under Accounting Standards Codification (“ASC”) 280 are presented throughout the consolidated financial statements including the consolidated statements of operations, consolidated statements of cash flows, and Note 5 - Revenues.
In August 2022, we announced a reorganization into a general manager (“GM”) structure under which GMs have assumed broad responsibility for our individual businesses. Immediately after the GM reorganization, we began developing processes to enable us to produce sufficiently precise and timely business level financial information that did not exist within the enterprise resource planning system at the time of the announcement. GM level financial information is not currently shared with and used by the CODM to allocate resources and determine performance, and there are no plans to do so in the near future.
Revenue Recognition
Transaction-Based Revenues
We primarily earn transaction-based revenues from routing user orders for options, cryptocurrencies, and, equities to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker. The transaction price for options is on a per contract basis, while for equities it is primarily based on the bid-ask spread of the underlying trading activity. For cryptocurrencies, the transaction price is a fixed percentage of the notional order value. For each trade type, all market makers pay the same transaction price. Payments are collected monthly in arrears from each market maker.
Net Interest Revenues
Net interest revenues consist of interest revenues less interest expenses. We earn interest revenues on margin loans to users, segregated cash, cash equivalents, and securities, deposits with clearing organizations, corporate cash and investments, Cash Sweep, and carried customer credit card balances. We also earn and incur interest revenues and expenses on securities lending transactions. We incur interest expenses in connection with our revolving credit facilities and borrowings by the Credit Card Funding Trust.

Other Revenues
Other revenues primarily consists of Robinhood Gold subscription fees, which is a flat recurring rate. Subscription revenue is recognized ratably over the subscription period as the performance obligation is satisfied.
Other revenues also consist of proxy revenues, advertising revenues, and ACATS fees charged to users. We earn proxy revenue directly from issuers through Say Technologies, a wholly-owned subsidiary. Proxy services are made up of two performance obligations, (i) distribution of proxy materials to shareholders and (ii) collection, tallying, and reporting of shareholder response during a voting event. Revenue is recognized at a point in time upon satisfaction of these performance obligations.
Advertising revenue, generated from sales of advertising services on Sherwood Media is recognized as advertisements are delivered. ACATS fees are charged to users for facilitating the transfer of part or all of their accounts to another broker-dealer. We recognize revenue when our performance obligation of administering the transfer is satisfied.
Robinhood Match Incentives
We offer a match incentive on customers’ eligible contributions to their retirement accounts and, from time to time, an incentive on other transfers of assets to our platform. The match on retirement contributions and asset transfers are paid upfront and are subject to forfeiture if the recipient does not hold the contributed funds or transferred assets in their account for a specified period of time. These incentives are deferred and recognized over the specified holding period.

For a limited time during 2024, we provided a match on eligible cash deposits made by Robinhood Gold subscribers. Matches on these cash deposits are paid out on a monthly basis ratably over the specified earning period. Future match payments are forfeited if deposits are not held on the platform over the specified earning period.

All match incentives are recognized as a reduction to revenue when earned. The matches are allocated to certain revenue categories on a proportional basis. For the years ended December 31, 2023, and 2024, no impairments of the deferred customer match incentive were recognized.

Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Year Ended December 31,
	2022	2023	2024
Market maker:
Citadel Securities, LLC	16%	12%	12%
Wintermute Trading Ltd	—%	2%	10%
All others individually less than 10%	43%	26%	34%
Total as percentage of total revenue:	59%	40%	56%

Concentrations of Credit Risk
We are engaged in various trading and brokerage activities in which the counterparties primarily include broker-dealers, banks, cryptocurrency market makers, and other financial institutions. In the event our counterparties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. Default of a counterparty in equities and options trades, which are facilitated through clearinghouses, would generally be spread among the clearinghouse's members rather than falling entirely on us. It is our policy to review, as necessary, the credit standing of each counterparty.
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of cash compensation and employee benefits, SBC, as well as allocated overhead for employees engaged in clearing and brokerage functions, market data expenses, expenses related to our instant withdrawals feature, fees paid to centralized clearinghouses and regulatory fees, customer statement-related costs, and other brokerage and transaction costs such as costs related to our Cash Sweep and securities lending programs. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platforms. For the year ended December 31, 2022, brokerage and transaction costs included $57 million as a result of the Q4 2022 Processing Error (as defined in Note 16 - Commitments & Contingencies to our consolidated financial statements in this Annual Report).
Technology and Development
Technology and development costs primarily consist of costs incurred to support and improve our platforms and develop new products, costs associated with computer hardware and software, including amortization of internally developed software, and compensation and benefits, including SBC, for engineering, data science, and design personnel, as well as allocated overhead.
Operations
Operations costs consist of customer service related expenses, including cash compensation and employee benefits, SBC, as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors).
Provision for Credit Losses
The provision for credit losses consists of expected credit losses related to credit card and brokerage products. For credit card related, we have two types of provision for credit losses: i) one related to off-balance sheet credit card principal receivables, and ii) one related to on-balance sheet purchased credit card and interest receivables. Brokerage-related provision for credit losses primarily relates to unsecured balances of receivables from users due to Fraudulent Deposit Transactions and losses on margin lending.
Marketing
Marketing costs primarily consist of paid marketing channels such as digital marketing and brand marketing, as well as cash compensation, and employee benefits, SBC, and allocated overhead for employees engaged in the marketing function. Advertising costs are expensed as incurred and were $52 million, $74 million and $179 million in the years ended December 31, 2022, 2023, and 2024.
General and Administrative
General and administrative costs primarily consist of cash compensation and employee benefits, SBC, as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, other professional fees, business insurance, and real estate charges including impairments on our operating leases and leasehold improvements, lease terminations, and settlements and penalties. For the year ended December 31, 2023, general and administrative costs included a $485 million SBC charge related to the 2021 Founders Award Cancellation.
Employee Retirement Benefits
We offer a defined contribution 401(k) plan to full-time employees. Employees may elect to contribute to a traditional 401(k) plan, which qualifies as a deferred compensation arrangement under Section 401 of the Code. In this case, participating employees defer a portion of their pre-tax earnings. Employees may also contribute to a Roth 401(k) plan using post-tax dollars. We match employee contributions up to 3%, and have incurred $14 million, $12 million, and $12 million of expense related to matching for the years ended December 31, 2022, 2023, and 2024.
Research and Development Costs
Research and development costs described in ASC 730, Research and Development, are expensed as incurred. Our research and development costs consist primarily of employee compensation and benefits for our engineering and research teams, including SBC. Research and development costs recorded in operating expenses under ASC 730 were $381 million, $349 million, and $323 million for the years ended December 31, 2022, 2023, and 2024.
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

Time-Based RSUs
We have granted time-based RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”) and record SBC expense on a straight-line basis over the requisite service period, which is generally satisfied over one or four years. We have elected to account for forfeitures as they occur, with previously recognized SBC reversed in the period that the awards are forfeited.
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
For market-based awards, we determined the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of an IPO, and expected capital raise percentage. We estimated the expected term based on various vesting scenarios, as these awards were not considered “plain vanilla.” We estimated the expected date of an IPO based on our expectation at the time of measurement of the award’s value.
We recorded SBC expense for market-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. We determined the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Upon the occurrence of our IPO in 2021, we recorded a cumulative one-time SBC expense determined using the grant-date fair values. Remaining SBC related to the Market-Based RSUs was fully recorded over the remaining derived requisite service period by December 31, 2024. Previously recognized SBC related to the Market-Based RSUs will not be reversed even if the specified share prices are not achieved.
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
Cash and Cash Equivalents
Cash and cash equivalents include deposits with banks and money market funds or highly liquid financial instruments with maturities of three months or less at the time of purchase. We maintain cash in bank accounts at financial institutions that exceed federally insured limits. We also maintain cash in money market funds which are not FDIC insured. We are subject to credit risk to the extent any financial institution with which we conduct business is unable to fulfill contractual obligations on our behalf. As we have not experienced any material losses in such accounts and we believe that we have placed our cash on deposit with financial institutions which are financially stable, we do not have an expectation of credit losses for these arrangements.
Cash, Cash Equivalents, and Securities Segregated Under Federal and Other Regulations
We are required to segregate cash, cash equivalents, and securities for the exclusive benefit of customers and proprietary accounts of brokers in accordance with the provision of Rule 15c3-3 under the Exchange Act. We continually review the credit quality of our counterparties and have not experienced a default. As a result, we do not have an expectation of credit losses for these arrangements. Segregated cash also includes certain customer funds for which we are an agent and custodian on behalf of our customers that are reflected on our consolidated balance sheets, and for which we follow statutory requirements to keep these funds segregated.
Restricted Cash
We are required to maintain restricted cash deposits to back letters of credit for certain property leases. We have no ability to draw on such funds as long as they remain restricted under the applicable agreements. Restricted cash also includes customers’ credit card payments that we collect on behalf of other financial institutions that are pending remittance. Cash subject to restrictions that expire within one year is included in other current assets in our consolidated balance sheets. For the years ended December 31, 2023 and 2024, current restricted cash balances included in other current assets in our consolidated balance sheets were $46 million and $18 million. Cash subject to restrictions that exceed one year is included in other non-current assets in our consolidated balance sheets. For the years ended December 31, 2023 and 2024, non-current restricted cash balances were $17 million and $18 million.
Securities Borrowing and Lending
We operate a securities lending program under which shares that users have pledged to us to collateralize their margin borrowing are lent by us to third parties and a Fully-Paid Securities Lending program under which we borrow fully-paid shares from participating users and lend them to third parties. We also occasionally borrow securities from third parties for operational purposes, and we occasionally lend to third parties securities that we hold for our own account (such as our holdings to support fractional share operations).
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
When we borrow securities from users participating in the Fully-Paid Securities Lending program or from third parties, we provide cash as collateral and we record a receivable representing our right to the return of that collateral. The amount of that receivable is presented in “securities borrowed” on our consolidated balance sheets. In the case of our Fully-Paid Securities Lending program, the cash collateral is held by a third-party bank in a deposit account pledged to the user, which we administer as the user’s agent. Users are not entitled to interest on such account, and any interest earned is for our benefit.
Our authorization from users to lend shares that collateralize their margin borrowing is found in our margin account agreement, our borrowing of fully-paid shares from users is conducted under the terms of our Fully-Paid Securities Lending program to which users consent when they enroll in that program, and substantially all of our securities lending and borrowing transactions with third parties are conducted under terms based on an industry-standard master securities loan agreement (“MSLA”), which has an open contractual term and may be terminated upon notice by either party. We have also entered into fixed-term securities lending agreements with two financial institution counterparties (the “Fixed-Term Securities Lending Agreements”). One of these agreements has a contractual term of 30 days per lending transaction with a daily minimum commitment of $25 million and the other has a contractual term of 21 days per lending transaction with a daily minimum commitment of $35 million. Under these two agreements we lend to the counterparties (for a fixed term) securities that collateralize users’ margin borrowing, and we obtain cash collateral from the counterparties that we use to provide liquidity support for our margin lending to users.
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
Cash Sweep
Our users may elect to participate in Cash Sweep, which allows them to earn interest on their uninvested brokerage cash. These balances are automatically swept to our partner banks, and are not reflected on the consolidated balance sheet.
Cryptocurrencies
We act as an agent in the cryptocurrency transactions that users initiate on our platforms. We have determined we are an agent, for accounting purposes, because we do not control the cryptocurrency before delivery to the user, we are not primarily responsible for the delivery of cryptocurrency to our users, we are not exposed to risks arising from fluctuations of the market price of cryptocurrency before delivery to the user, and we do not set the prices charged to users. After purchasing cryptocurrency on the platform, users are the legal owners of cryptocurrency held under custody by us and users have all the rights and benefits of ownership, including the rights to appreciation and depreciation of the cryptocurrency. We do not allow users to purchase cryptocurrency on margin and cryptocurrency does not serve as collateral for margin loans. We hold cryptocurrency in custody for users in one or more omnibus cryptocurrency wallets; we do not utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the cryptocurrencies we hold in custody for users, and we are obligated to secure such assets from loss or theft. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, and, although we have not obtained a formal legal opinion on this matter, after consultation with internal and external legal counsel, we believe the cryptocurrency we hold in custody for users of our platforms should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. For additional information relating to platform bankruptcy generally, see Part I, Item 1A of this Annual Report, “Risk Factors—Risks Related to Cryptocurrency Products and Services—Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”

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
Credit Card Program
The Robinhood Credit Card program is funded under the Program Agreement between Robinhood Credit and Coastal Bank, where Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. Robinhood Credit is responsible for administering the credit card program on a mobile app, including, (i) setting customer credit limits within Coastal Bank’s underwriting standards, (ii) loan servicing, (iii) remitting collected principal from customers to Coastal Bank, and (iv) offering and maintaining the customer rewards program. Coastal Bank is responsible for (i) funding the customer credit, (ii) reporting customer credit activities, and (iii) holding customer receivables.
Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue. The interest collections and payments are indexed to the Federal Funds Rate and are settled monthly based on a notional of the outstanding principal balances at period end which are revolving with no fixed term. In addition, Robinhood Credit earns revenue from interchange fees from each credit card transaction. Robinhood Credit recognizes interchange revenue net of rewards paid to customers.
Under the terms of the Program Agreement, Robinhood Credit has the ability to purchase credit card receivables originated and held for a period of time by Coastal Bank. Prior to the purchase of the credit card receivables, the customer balances are off-balance sheet. Once purchased, the customer balances are shown on-balance sheet. Robinhood Credit continues to earn interest from customers and uses these purchased credit card receivables as collateral under a trust structure to access debt financing in the ordinary course of business. To help facilitate these transactions, we created a variable interest entity known as the Credit Card Funding Trust.
We have credit exposure related to outstanding principal balances of customer credit cards whether they are owned by Coastal Bank or the Credit Card Funding Trust. We guarantee payment to Coastal Bank in the event Coastal experiences a loss due to a failure by the customer to pay. Robinhood Credit is responsible to pay Coastal Bank customer balances that are ultimately charged off or deemed uncollectible, generally when balances become outstanding for over 180 days.
Robinhood Credit estimates the related allowance for credit card loss based on outstanding customer credit card principal balances and anticipated future customer payment rates based on past portfolio performance, both of which are unobservable inputs. The measurement of this allowance using this method approximates fair value.
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

Receivables from users, net also consists of credit card receivables purchased from Coastal Bank. From time to time, purchased credit card receivables may be considered pledged under secured borrowings with Coastal Bank. As of December 31, 2024, none of the balance of the purchased credit card receivables was considered pledged. We record an allowance for credit losses related to purchased credit card principal balances receivable and credit card interest receivable from customers, shown as a reduction of receivables from users, net on the consolidated balance sheet. This represents management’s estimate of expected credit losses from credit exposure over the remaining expected life of credit card receivables, and takes into account information from internal and external sources, including historical collection data, charge off trends by FICO cohort, and market data. We write-off balances outstanding over 180 days or when we otherwise deem the balance to be uncollectible. The accrual of interest revenue is suspended for aged credit card receivables past 90 days. Interest payments on such nonaccrual receivables are recorded as interest revenue on a cash basis. Once the balance is satisfied and brought current, the receivable returns to accrual status.
Deposits With Clearing Organizations
We are required to maintain collateral deposits with clearing organizations such as Depository Trust & Clearing Corporation and Options Clearing Corporation which allow us to use their security transactions services for trade comparison, clearance, and settlement. The clearing organizations establish financial requirements, including deposit requirements, to reduce their risk. The required level of deposits may fluctuate significantly from time to time based upon the nature, size of users’ trading activity, and market volatility. As we have not experienced historic defaults, we do not have an expectation of credit losses for these arrangements.
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
Other Current Assets
Other current assets include USDC stablecoin assets owned by us that are considered financial assets, restricted cash subject to restrictions that expire within one year, other receivables, deferred costs of Robinhood Match Incentive Program (defined below), interest and dividends receivable, and securities owned by us used for the fractional share program.

Property, Software, and Equipment
Property, software, and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the useful life of the asset, which is as follows:

Property, Software, and Equipment	Useful Life
Computer equipment	3 years
Fixture and furniture	7 years
Leasehold improvements	Shorter of estimated useful life or lease term
Internally developed software	3 years
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
Business Combinations and Asset Acquisitions
We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.
Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. We allocate the cost of the acquisition, including direct and incremental transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at least annually in the fourth quarter or whenever events or changes in circumstances indicate that goodwill might be impaired. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to a quantitative assessment.
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In January 2025, the staff of the SEC issued SAB 122 which rescinded the SAB 121 requirement for entities that have obligations to safeguard users’ crypto assets to recognize both a safeguarding liability and asset on the balance sheet measured at fair value of crypto in custody initially and at each subsequent reporting period. As permitted, we early adopted SAB 122 as part of the consolidated financial statements for the year ended December 31, 2024, with retrospective application for all comparative periods. As a result of our adoption of SAB 122, we derecognized both the asset captioned “Asset related to user cryptocurrencies safeguarding obligation” of $14.71 billion and $35.21 billion and liability captioned “User cryptocurrencies safeguarding obligation” of $14.71 billion and $35.21 billion as well as their related tax effects of $3.66 billion and $8.84 billion on our consolidated balance sheets as of December 31, 2023 and 2024. We also considered whether a liability representing anticipated losses from crypto assets which we hold in custody on behalf of users should be recognized under the ASC 450-20, Loss Contingencies framework. As of December 31, 2023 and 2024, the likelihood of loss from crypto assets which we held in custody on behalf of users was remote; as such, no liability was recorded on our consolidated balance sheets.
In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in guidance improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance for our fiscal year ending December 31, 2024 and interim periods thereafter. For further information, refer to the Segment Information section in Note 1 - Description of Business and Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued Accounting Standards Update 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The amendments will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this guidance will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impacts of the amendments on our consolidated financial statements.
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
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which requires registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The disclosure requirements of the Final Rules were to begin phasing in for annual periods beginning in fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules and the timing of the effectiveness of these disclosure requirements remain uncertain. We are currently monitoring the status of the Final Rules and evaluating the potential impact of the Final Rules.
In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” This guidance requires additional disclosures about certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance can either be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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
Asset Acquisitions
On January 3, 2024, we acquired all outstanding stock of MNA Holdco LLC and its subsidiary Marex North America LLC (“Marex”) and licenses held by Marex for approximately $3 million (net of cash acquired in the amount of $125 million), which was determined to be an asset acquisition. The license acquired was recognized as an indefinite-lived intangible asset.
Pending Acquisitions
In June 2024, we entered into an agreement to acquire all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers, for an aggregate consideration of approximately $200 million, subject to customary purchase price adjustments and payable in cash.
In November 2024, we entered into an agreement to acquire all outstanding equity of TradePMR, a custodial and portfolio management platform for registered investment advisors, for cash consideration of approximately $180 million and post-close equity compensation of approximately $120 million, for aggregate consideration and post-close compensation of approximately $300 million. The purchase consideration is subject to customary purchase price adjustments.
Both pending acquisitions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025.
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the carrying amount of goodwill:

	December 31,
(in millions)	2023	2024
Beginning balance	$100	$175
Less: Accumulated impairment	—	—
Beginning balance, net	100	175
Additions due to business combinations(1)	68	4
Post-acquisition adjustments	7	—
Ending balance	$175	$179
_______________
(1)During the year ended December 31, 2023, substantially all of the additions related to the acquisition of Robinhood Credit as disclosed in Note 3 - Business Combinations, and the remainder related to other immaterial business acquisitions.

There was no impairment of goodwill for the years ended December 31, 2023 and 2024.

Intangible Assets
The following tables summarize the components of intangible assets:

	December 31, 2023
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$48	$(21)	$27	2.98
Customer relationships	23	(4)	19	7.04
Trade names	1	(1)	—	—
Indefinite-lived intangible assets	2	—	2	N/A
Total	$74	$(26)	$48

	December 31, 2024
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets
Developed technology	$51	$(33)	$18	2.63
Customer relationships	23	(13)	10	4.72
Indefinite-lived intangible assets	10	—	10	N/A
Total	$84	$(46)	$38
Amortization expense of intangible assets was $9 million, $14 million, and $20 million for the years ended December 31, 2022, 2023, and 2024. There was no impairment of intangible assets for the years ended December 31, 2023 and 2024.
As of December 31, 2024, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
2025	$10
2026	8
2027	5
2028	2
2029	2
Thereafter	1
Total	$28

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(in millions)	2022	2023	2024
Transaction-based revenues:
Options	$488	$505	$760
Cryptocurrencies	202	135	626
Equities	117	104	177
Other	7	41	84
Total transaction-based revenues	814	785	1,647

Net interest revenues:
Margin interest	177	243	319
Interest on segregated cash, cash equivalents, securities, and deposits	57	210	261
Interest on corporate cash and investments	103	288	256
Cash Sweep	22	123	179
Securities lending, net	89	79	94
Credit card, net	—	9	24
Interest expenses related to credit facilities	(24)	(23)	(24)
Total net interest revenues	424	929	1,109

Other revenues:
Gold subscription revenues	68	75	109
Proxy revenues	44	61	60
Other	8	15	26
Total other revenues	120	151	195

Total net revenues	$1,358	$1,865	$2,951
Fully-Paid Securities Lending

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

	Year Ended December 31,
(in millions)	2022	2023	2024
Interest revenue	$11	$44	$85
Interest expense	(2)	(7)	(13)
Fully-Paid Securities Lending, net	$9	$37	$72

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
The table below sets forth contract receivables and liabilities balances for the periods indicated:

	December 31, 2023
(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2023	$60	$3
End of the period, December 31, 2023	87	4
Changes during the period	$27	$1

	December 31, 2024
(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2024	$87	$4
End of the period, December 31, 2024	294	11
Changes during the period	$207	$7
The difference between the opening and ending balances of our contract receivables was primarily driven by higher transaction-based revenues due to increased trading volumes and timing differences between our performance and counterparties’ payments. We recognized all revenue from amounts included in the opening contract liabilities balance for the year end December 31, 2024.
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
We allowed affected employees’ share-based awards to continue vesting over a transitional period (generally two months during which they remained employed but were not expected to provide active service), which were generally accounted for as a modification allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of SBC expense that had been previously recognized (under the accelerated attribution method, generally), the April 2022 Restructuring resulted in a net reduction to SBC of $24 million, which was recognized in the second quarter of 2022 (refer to Note 13 - Common Stock and Stockholders' Equity, for more information).
In addition, we recognized $17 million of cash restructuring and related charges in the second quarter of 2022, which primarily consisted of employee-related wages, benefits, and severance expense. All of the restructuring charges relating to the April 2022 Restructuring had been paid in full in 2022.

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
Similar to the April 2022 Restructuring, we allowed affected employees’ share-based awards to continue vesting over a transitional period allowing a portion of the awards to vest that otherwise would have been forfeited. However, as a result of the reversal of SBC expense that had been previously recognized (under the accelerated attribution method, generally), the August 2022 Restructuring resulted in a net reduction to SBC of $53 million, which was recognized in the third quarter of 2022 (refer to Note 13 - Common Stock and Stockholders' Equity for more information).
In addition, we recognized $34 million of cash restructuring and related charges primarily related to employee-related wages, benefits, and severance expense. All of the restructuring charges relating to the August 2022 Restructuring had been paid in full in 2022.
NOTE 7: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses as a reduction of receivables from users, net on the consolidated balance sheet:

	Year Ended December 31,
(in millions)	2022	2023	2024
Beginning balance	$40	$18	$15
Provision for credit losses	36	22	21
Write-offs	(58)	(25)	(23)
Recoveries	—	—	1
Ending Balance	$18	$15	$14

Allowance for Credit Losses - Credit Card Related
We have two types of allowance for credit losses related to credit cards: i) an allowance related to off-balance sheet credit card receivables, shown as part of accounts payable and accrued expenses on the consolidated balance sheet, and ii) an allowance related to purchased credit card receivables and interest receivable from customers, shown as a reduction of receivables from users, net on the consolidated balance sheet.

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Year Ended December 31,
(in millions)	2023	2024
Beginning balance	$—	$32
Opening balance from acquisition of Robinhood Credit	23	—
Provision for credit losses	19	40
Payments to Coastal Bank	(11)	(34)
Recoveries	1	2
Ending balance	$32	$40

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Year Ended December 31,
(in millions)	2023	2024
Beginning balance	$—	$1
Provision for credit losses	2	15
Write-offs	(1)	(5)
Ending balance	$1	$11

The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $5 million and $3 million as of December 31, 2023 and 2024 were not included in the tables below.

(in millions)	December 31, 2023
		Past due receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$—	$—	$—	$—	$—
Off-balance sheet	174	20	11	31	205
Total credit card loans	$174	$20	$11	$31	$205
% of Total loans	85%	10%	5%	15%	100%

(in millions)	December 31, 2024
		Past due receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$186	$2	$1	$3	$189
Off-balance sheet	177	15	10	25	202
Total credit card loans	$363	$17	$11	$28	$391
% of Total loans	93%	4%	3%	7%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers' financial condition. The key indicator we monitor when assessing the credit quality and risk is customers' credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2023 and December 31, 2024. We present our receivables by FICO scores.

	December 31,
(in millions, except FICO scores)	2023	2024
Below 640	$55	$64
640-690	64	100
Greater than 690	86	227
Total credit card loans	$205	$391
NOTE 8: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2023 and December 31, 2024, we had $500 million and $750 million of available-for-sale time deposits classified as cash equivalents on the consolidated balance sheets. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

Held-to-maturity
The following tables summarize our held-to-maturity investments:

	December 31, 2023
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
Corporate debt securities	$205	$—	$—	$(1)	$204
U.S. Treasury securities	202	—	—	—	202
U.S. government agency securities	42	—	—	—	42
Certificates of deposit	34	—	—	—	34
Commercial paper	3	—	—	—	3
Total held-to-maturity investments	$486	$—	$—	$(1)	$485

	December 31, 2024
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$337	$—	$1	$—	$338
Corporate debt securities	51	—	—	—	51
U.S. government agency securities	10	—	—	—	10
Total held-to-maturity investments	$398	$—	$1	$—	$399
There were no sales of held-to-maturity investments during the year ended December 31, 2024.

The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity:

	December 31, 2023
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
Corporate debt securities	$153	$52	$205
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$413	$73	$486

Fair value
Debt securities:
Corporate debt securities	$152	$52	$204
U.S. Treasury securities	184	18	202
U.S. government agency securities	39	3	42
Certificates of deposit	34	—	34
Commercial paper	3	—	3
Total held-to-maturity investments	$412	$73	$485

	December 31, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$337	$—	$337
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$398	$—	$398
Fair value
Debt securities:
U.S. Treasury securities	$338	$—	$338
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$399	$—	$399

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$500	$—	$500
Money market funds	146	—	—	146
Deposits with clearing organizations:
U.S. Treasury securities(1)	50	—	—	50
Asset-backed securities
Stablecoin	20	—	—	20
Equity securities - securities owned	10	—	—	10
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	1,592	—	—	1,592
Total financial assets	$1,820	$500	$—	$2,320

Liabilities
Fractional shares repurchase obligations	1,592	—	—	1,592
Total financial liabilities	$1,592	$—	$—	$1,592

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$750	$—	$750
Money market funds	53	—	—	53
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	1,193	—	—	1,193
Other current assets:
Stablecoin	361	—	—	361
Equity securities - securities owned	15	—	—	15
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	2,530	—	—	2,530
Total financial assets	$4,154	$750	$—	$4,904

Liabilities
Fractional shares repurchase obligations	2,530	—	—	2,530
Total financial liabilities	$2,530	$—	$—	$2,530
____________________________
(1) As of December 31, 2023, U.S. Treasury securities were pledged to a clearing organization to meet margin requirements for our security lending program.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our consolidated balance sheets as follows:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
Corporate debt securities	$—	$204	$—	$204
U.S. Treasury securities	202	—	—	202
U.S. government agency securities	—	42	—	42
Certificates of deposit	—	34	—	34
Commercial paper	—	3	—	3
Total held-to-maturity investments	$202	$283	$—	$485

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$338	$—	$—	$338
Corporate debt securities	—	51	—	51
U.S. government agency securities	—	10	—	10
Total held-to-maturity investments	$338	$61	$—	$399

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
During the year ended December 31, 2024, we did not have any transfers in or out of Level 3 assets or liabilities.

NOTE 9: INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2022	2023	2024
Domestic	$(1,028)	$(534)	$1,063
Foreign	1	1	1
Income (loss) before income taxes	$(1,027)	$(533)	$1,064
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
(in millions)	2022	2023	2024
Current:
Federal	$—	$5	$16
State	1	3	6
Foreign	—	—	—
Total current tax expense (benefit)	1	8	22
Deferred:
Federal	—	—	(333)
State	—	—	(36)
Foreign	—	—	—
Total deferred tax expense (benefit)	—	—	(369)
Total provision for (benefit from) income taxes	$1	$8	$(347)

The reconciliation of statutory federal income tax rate and our effective income tax rate was as follows (in percentages):

	Year Ended December 31,
	2022	2023	2024
Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State tax benefit, net of federal benefit	1.8	(1.9)	1.1
Share-based compensation	(12.3)	(29.7)	(3.5)
Research and development credits	3.6	5.6	(4.8)
Non-deductible regulatory settlements	(0.3)	(4.6)	(0.7)
Other	—	0.2	0.3
Change in valuation allowance	(13.9)	8.0	(46.0)
Effective tax rate	(0.1)%	(1.4)%	(32.6)%
Significant components of our deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
(in millions)	2023	2024
Deferred tax assets:
Research and experimentation expenditure amortization	151	248
Tax credit carryforwards	161	174
Lease liabilities	27	33
Net operating loss carryforwards	176	29
Share-based compensation	43	16
Accruals and other liabilities	17	16
Provision for credit losses	12	16
Other	26	31
Total deferred tax assets	$613	$563
Deferred tax liabilities:
Deferred customer match incentives	(7)	(74)
Right of use assets	(17)	(24)
Depreciation and amortization	(14)	(6)
Total deferred tax liabilities	(38)	(104)
Valuation allowance	(574)	(88)
Net deferred tax assets	$1	$371
The reconciliation of the beginning and ending amount of the deferred tax asset valuation allowance was as follows:

	Year ended December 31,
(in millions)	2022	2023	2024
Balance at beginning of period	$495	$607	$574
Charged/(credited) to net income	112	(34)	(486)
Charges utilized/(write-offs)	—	1	—
Balance at end of period	$607	$574	$88
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable.

Based on our analysis of all positive and negative evidence available for the year ended December 31, 2024, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal, and certain U.S. states net deferred tax assets will be realizable. Accordingly, we have recognized a non-recurring tax benefit of $506 million related to the valuation allowance release. In addition, we recognized deferred tax expense of $137 million for the portion of U.S. federal and certain U.S. states deferred tax assets benefited during the year, resulting in a net deferred tax benefit of $369 million for the year ended December 31, 2024.
We continue to maintain a valuation allowance for our California, and other certain other U.S. states and certain foreign net deferred tax assets, as we believe it is more likely than not that the tax benefits of these jurisdictions’ net deferred tax assets may not be realized. The Company continues to maintain a valuation allowance against its Californian net deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as the Company expects research and development tax credit generation to exceed its ability to use the credits in future years. The valuation allowance for California, and other certain U.S. states and certain foreign net deferred tax assets increased by approximately $8 million for the year ended December 31, 2024.
As of December 31, 2024, we have $20 million of U.S. federal, $354 million of state, and $4 million of non-U.S. net operating loss carryforwards available to reduce future taxable income. Of the U.S. federal net operating loss carryforwards, $20 million will carryforward indefinitely. Our state net operating losses begin to expire in 2026, while our non-U.S. net operating losses do not expire. As of December 31, 2024, we have utilized federal and state net operating losses generated from tax years 2013 through 2022. We have U.S. federal tax credit carryforwards of $170 million that will begin to expire in 2041, if not utilized, and state tax credit carryforwards of $119 million that will begin to expire in 2025. As of December 31, 2024, we have utilized U.S. federal and state tax credits generated from tax years 2014 through 2021.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
We had unrecognized tax benefits of approximately $98 million of which $65 million would affect our effective tax rate if recognized as of December 31, 2024. The remaining $33 million of unrecognized tax benefits would not impact the effective tax rate due to realizability of those deferred tax assets. As of December 31, 2023, we had $74 million of unrecognized tax benefits, which would not affect the effective tax rate due to realizability of those deferred tax assets. We record interest and penalties related to unrecognized tax benefits in income tax expenses. There were no interest or penalties accrued during the years ended December 31, 2023 and 2024.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in millions):

	Year Ended December 31,
	2023	2024
Unrecognized benefit - beginning of period	$58	$74
Gross increases - current year tax positions	16	23
Gross increases - prior year tax positions	—	1
Gross decrease - prior year tax positions	—	—
Unrecognized benefit - end of period	$74	$98

We file in U.S. federal, various state, and foreign jurisdictions. The tax years from 2013 remain open to examination by the U.S. federal and state authorities, due to carryover of unused net operating losses and tax credits. The tax years from 2023 remain open for the most significant foreign jurisdiction.
NOTE 10: PROPERTY, SOFTWARE, AND EQUIPMENT, NET
Property, software, and equipment are presented net of accumulated depreciation and amortization and summarized as follows:

	Year Ended December 31,
(in millions)	2023	2024
Internally developed software	$122	$171
Leasehold improvements	39	42
Computer equipment	27	28
Furniture and fixtures	13	13
Construction in progress	30	39
Total	231	293
Less: accumulated depreciation and amortization	(111)	(154)
Property, software, and equipment, net	$120	$139
Depreciation expense of property and equipment was $26 million, $16 million, and $14 million for the years ended December 31, 2022, 2023, and 2024.
Amortization expense of internally developed software was $26 million, $41 million, and $43 million for the years ended December 31, 2022, 2023, and 2024.
NOTE 11: SECURITIES BORROWING AND LENDING
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross on our consolidated balance sheets.
When we borrow securities from users participating in the Fully-Paid Securities Lending program or from third parties, we provide cash collateral to our users and third parties, which is recorded on our consolidated balance sheets as “securities borrowed”, an asset, representing our rights to the return of that collateral. When we lend securities to third parties, we receive cash as collateral, which is recorded on our consolidated balance sheets as “securities loaned”, a liability, representing our obligation to return the collateral.

The following tables set forth certain balances related to our securities borrowing and lending activities:

	December 31,
(in millions)	2023	2024
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$1,602	$3,236
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	1,602	3,236
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	1,602	3,236
Fair value of securities borrowed from users and third parties	(1,536)	(3,118)
Net amount	$66	$118

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$3,547	$7,463
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	3,547	7,463
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	3,547	7,463
Fair value of securities pledged to counterparties	(3,188)	(6,887)
Net amount	$359	$576

As described in Note 1 - Description of Business and Summary of Significant Accounting Policies, we obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2023 and 2024, we were permitted to re-pledge securities with a fair value of $4.78 billion and $11.04 billion under margin account agreements with users, and securities with a fair value of an immaterial balance for fiscal year 2023 and 2024 that we borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2023 and 2024, we were permitted to borrow securities with a fair value of $14.03 billion and $38.70 billion including securities with a fair value of $1.54 billion and $3.12 billion that we had borrowed from users.
As of December 31, 2023 and 2024, we had re-pledged securities with a fair value of $3.19 billion and $6.89 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2023 and 2024, we had re-pledged $676 million and $1.60 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 12: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2024 Credit Agreement
On March 22, 2024, RHM entered into a second amended and restated credit agreement with a syndicate of banks (the “RHM March 2024 Credit Agreement”) amending and restating the unsecured revolving line of credit entered into in October 2019 and as thereafter amended. The RHM March 2024

Credit Agreement has an initial commitment of $750 million with a maturity date of March 22, 2027. Under circumstances described in the RHM March 2024 Credit Agreement, the aggregate commitments may be increased by up to $187.5 million, for a total commitment of up to $937.5 million. Borrowings under the RHM March 2024 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin rate of 1.50%. For purposes of the RHM Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0.0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2024 Credit Agreement.
RHS March 2024 Credit Agreement
On March 22, 2024, RHS, our wholly-owned subsidiary, entered into the Third Amended and Restated Credit Agreement (the “RHS March 2024 Credit Agreement”) among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the $2.175 billion 364-day senior secured revolving credit facility entered into in March 2023.
The RHS March 2024 Credit Agreement provides for a 364-day senior secured revolving credit facility with a total commitment of $2.25 billion. Under circumstances described in the RHS March 2024 Credit Agreement, the aggregate commitments may be increased by up to $1.125 billion, for a total commitment of $3.375 billion. Borrowings under the credit facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof. Tranche A loans are secured by users’ securities purchased on margin and are used primarily to finance margin loans. Tranche B loans are secured by the right to the return from NSCC of NSCC margin deposits and cash and property in a designated collateral account and used for the purpose of satisfying NSCC deposit requirements. Tranche C loans are secured by the right to the return of eligible funds from any reserve account of the borrower and cash and property in a designated collateral account and used for the purpose of satisfying reserve requirements under Rule 15c3-3 of the Exchange Act.
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
As of December 31, 2023 and December 31, 2024, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.

Credit Card Funding Trust
Under terms of the Coastal Bank Program Agreement (discussed below), Robinhood Credit has the ability to purchase credit card receivables originated and held for a period of time by Coastal Bank. Robinhood Credit continues to earn interest from customers and uses these purchased credit card receivables as collateral under a trust structure to access debt financing in the ordinary course of business. To help facilitate these transactions, we created a VIE known as the Credit Card Funding Trust (the “Trust”).
We are the primary beneficiary of the Trust as, through our role as the servicer and administrator, we have the power to direct the activities that most significantly affect the Trust’s economic performance and, due to owning all the equity interest in the Trust, have the right to receive benefits or the obligation to absorb losses. As such, we consolidate the Trust in the consolidated financial statements. Substantially all of the Trust’s assets and liabilities are the purchased credit card receivables, included in receivables from users, net, and the outstanding borrowing, included in other current liabilities, on the consolidated balance sheets.
Our exposure to losses in the Trust is limited to the carrying value of net assets held by the Trust, including expected credit losses related to the purchased credit card receivables (Refer to Note 7 - Allowance for Credit Losses). For the Trust, the creditors have no recourse to our general credit and the liabilities of the Trust can only be settled by the Trust’s assets. Additionally, the assets of the Trust can only be used to settle obligations of the Trust.
The credit card receivables of the Trust have risks and characteristics similar to other off-balance sheet credit card receivables owned by Coastal Bank and were underwritten to the same standard. Accordingly, the performance of these assets is expected to be similar to other comparable credit card receivables.
As of December 31, 2024, the Trust had two arrangements in place, one to borrow up $200 million from Barclays Bank (“Barclays”) and one to borrow up to $100 million from Silicon Valley Bank (“SVB”). Borrowings under the Barclays arrangement will mature November 2026 and bear interest at Barclays commercial paper rate plus 1.75% during the revolving period and a higher fixed margin during the other periods. Borrowings under the SVB arrangement will mature in April 2025 and bear interest at an annual rate of SOFR plus 2.75% for outstanding borrowings less than $50 million, and SOFR plus 2.50% for outstanding borrowings greater than $50 million. The weighted average interest rate of the SVB and Barclays arrangements is 7.81%. During the year ended December 31, 2024, we purchased $748 million of credit card receivables. As of December 31, 2024, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $179 million, and the outstanding balance of borrowing principal and interest was $131 million. There were no purchases of credit card receivables or borrowings under this arrangement for the year ended December 31, 2023. For the year ended December 31, 2024, the related interest revenue and expense of the Trust were immaterial.
Off-Balance Sheet Risk
Coastal Bank Program Agreement
Under the Program Agreement most recently amended in November 2023, Coastal Bank may fund up to $300 million of credit card receivables. Robinhood Credit pays Coastal Bank interest based on the average balance of advances during the month at the federal funds rate plus a margin of 3.75% on the first $150 million and 3.00% on such amounts in excess of $150 million.

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of December 31, 2024, the off-balance sheet credit card receivables funded under the Program Agreement was $202 million.

Transaction Settlement

In the normal course of business, we engage in activities involving settlement and financing of securities transactions. User securities transactions are recorded on a settlement date basis. Effective May 2024, the settlement date for equities has been shortened from two business days after the trade date to one business day after the trade date, while the settlement date for options remains unchanged at one business day after the trade date. These activities may expose us to off-balance sheet risk in the event that the other party to the transaction is unable to fulfill its contractual obligations. In such events, we may be required to purchase financial instruments at prevailing market prices in order to fulfill our obligations.
NOTE 13: COMMON STOCK AND STOCKHOLDERS' EQUITY
Preferred Stock
Pursuant to our Charter, our board of directors may issue shares of our preferred stock in one or more series and, subject to the applicable law of the State of Delaware, our board of directors may set the powers, rights, preferences, qualifications, limitations and restrictions of such preferred stock. As of December 31, 2024, no terms of the preferred stock were designated, and no shares of preferred stock were outstanding.
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
Warrants
As of December 31, 2024, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 12.87 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. As of December 31, 2024, 1.4 million warrants had been exercised via net settlement, resulting in 456,764 shares of Class A common stock issued, and the maximum purchase amount of all outstanding warrants was $342 million.
Share Repurchases
On August 30, 2023, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the United States Marshal Service (the “USMS”), for and on behalf of the United States, pursuant to which we agreed to repurchase 55,273,469 shares of the Company’s Class A common stock from the USMS for $10.96 per share. The transaction closed on August 31, 2023. We repurchased, and subsequently retired, all of the shares for an aggregate amount of $608 million, recorded entirely in additional paid-in capital on the consolidated balance sheet in absence of retained earnings, which included $2 million in transaction costs. In 2024, we paid $3 million in taxes related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022, which was also recorded in additional paid-in capital.
On May 28, 2024, we announced that our board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. While the Repurchase Program does not have an expiration date, we continue to expect to complete over a period of two to three years. The timing and amount of repurchase transactions will be determined by us from time to time at our discretion based on our evaluation of market conditions, share price, and other factors. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. All shares repurchased will be subsequently retired. As of December 31, 2024, we repurchased 10 million shares of our Class A common stock for $257 million.
Equity Incentive Plans
Amended and Restated 2013 Stock Plan and 2020 Equity Incentive Plan
Our Amended and Restated 2013 Stock Plan, as amended (the “2013 Plan”), and our 2020 Equity Incentive Plan, as amended (the “2020 Plan”), provided for share-based awards to eligible participants, granted as incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), RSUs, stock appreciation rights (“SARs”) or restricted stock awards (“RSAs”). Our 2013 Plan was terminated in connection with adoption of our 2020 Plan, and our 2020 Plan was terminated in connection with the adoption of our 2021 Plan (defined below) but any awards outstanding under our 2013 Plan and 2020 Plan remain in effect in accordance with their terms. Any shares that were or otherwise would become available for grant under the 2013 Plan or 2020 Plan will be available for grant under the 2021 Plan. No new awards may be granted under our 2013 Plan or 2020 Plan.
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
As of December 31, 2024, an aggregate of 448 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 151 million shares had been issued under the plans, 37 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 260 million shares remained available for new grants under the 2021 Plan. On January 1, 2025, an additional 44.2 million shares became available for grant under the 2021 Plan pursuant to its annual evergreen feature.

Stock Option Activity
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in millions)
Balance at December 31, 2023	12,141,566	$4.78	3.76	$100
Granted during the period	—	—
Exercised during the period	(3,954,721)	4.54
Expired during the period	(55,184)	14.15
Forfeited during the period	(288,107)	14.15
Balance at December 31, 2024	7,843,554	$4.49	2.80	$257
Options vested and expected to vest at December 31, 2024	7,843,554	$4.49	2.80	$257
Options exercisable at December 31, 2024	7,278,423	$3.74	2.72	$244
The weighted-average grant date fair value of options granted during the years ended December 31, 2022 was $14.15. No options were granted during 2023 nor 2024. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2023	2024
Dividend yield	0%	N/A	N/A
Risk-free interest rate	1.61%	N/A	N/A
Expected volatility	40.72%	N/A	N/A
Expected term (years)	4.61	N/A	N/A
The total intrinsic value of options exercised during 2022, 2023, and 2024 was $25 million, $20 million, and $74 million. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the market value of the stock at the time of exercise. The total grant date fair value of options that vested during 2023 and 2024 was $7 million and $3 million and was immaterial for 2022.
Time-Based RSUs
We have granted Time-Based RSUs that vest upon the satisfaction of a time-based service condition. The following table summarizes the activity related to our Time-Based RSUs for the year ended December 31, 2024:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	34,551,998	$14.99
Granted	17,313,464	17.81
Vested	(26,502,597)	16.56
Forfeited	(7,129,777)	15.44
Unvested at December 31, 2024	18,233,088	$15.20
The fair value of Time-Based RSUs vested during 2022, 2023, and 2024 was $542 million, $490 million and $439 million, respectively.

Market-Based RSUs
In 2019 and 2021, we granted Market-Based RSUs to our founders under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods. There were no Market-Based RSUs granted during 2022, 2023 or 2024.
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
The following table summarizes the activity related to our Market-Based RSUs for the year ended December 31, 2024:

	Eligible to Vest(1)	Not Eligible to Vest(2)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2023	345,796	22,130,926	22,476,722	$25.67
Granted	—	—	—	—
Vested	(230,532)	—	(230,532)	2.34
Forfeited(3)	(115,264)	(11,065,463)	(11,180,727)	25.79
Unvested at December 31, 2024	—	11,065,463	11,065,463	$26.04
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

The fair value of Market-Based RSUs that vested during 2022, 2023, and 2024 was $5 million,$5 million and $4 million.
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
In the year ended December 31, 2024, 2 million shares were purchased under the ESPP at a weighted-average price of $7.17. The fair value of shares to be issued under our ESPP was estimated on the grant date using the Black-Scholes option pricing model. As of December 31, 2024, approximately 36.8 million shares remained available for issuance under the ESPP. On January 1, 2025, an additional 8.8 million shares became authorized for issuance under the ESPP pursuant to its annual evergreen feature.

Share-Based Compensation
The following table presents SBC in our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2022	2023	2024
Brokerage and transaction	$5	$7	$9
Technology and development	212	211	192
Operations	8	8	7
Marketing	4	5	8
General and administrative	425	640	88
Total	$654	$871	$304
_______________
(1) For the year ended December 31, 2022 and 2023, SBC expense primarily consisted $314 million and $292 million related to Time-Based RSUs and $323 million and $567 million related to Market-Based RSUs. For year ended 2024, SBC expense primarily consisted of $300 million related to Time-Based RSUs and negative $8 million related to Market-Based RSUs, as a portion of the Market-Based RSUs became fully vested in prior periods and was net of an $11 million reversal of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer during the first quarter of 2024.
The tax benefits recognized in the consolidated statements of operations for SBC were $154 million and $73 million for year ended December 31, 2024 and December 31, 2023 and were not material during the year ended December 31, 2022.
We have capitalized SBC expense related to internally developed software of $28 million, $17 million, and $26 million for years 2022, 2023, and 2024.
The April 2022 Restructuring and the August 2022 Restructuring resulted in net reductions of $24 million and $53 million in SBC expense, respectively. Both reductions were substantially related to Time-Based RSUs. The net reductions were primarily recognized in technology and development expense, $16 million and $22 million, and general and administrative expense, $6 million and $28 million.
As of December 31, 2024, there was $230 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 0.86 years.

NOTE 14: NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income (loss) per share:

(in millions, except share and per share data)	Year Ended December 31,
	2022		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income (loss)	$(878)	$(150)	$(465)	$(76)	$1,214	$197
Net income (loss) attributable to common stockholders	$(878)	$(150)	$(465)	$(76)	$1,214	$197
Denominator
Weighted-average common shares outstanding - basic	750,681,627	127,948,397	763,580,698	127,276,961	758,213,055	122,900,101
Basic EPS	$(1.17)	$(1.17)	$(0.61)	$(0.61)	$1.60	$1.60

Diluted EPS:
Numerator
Net income (loss)	$(878)	$(150)	$(465)	$(76)	$1,214	$197
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	—	—	197	—
Reallocation of net income to Class B common stock	—	—	—	—	—	$(5)
Net income (loss) for diluted EPS	$(878)	$(150)	$(465)	$(76)	$1,411	$192
Denominator
Weighted-average common shares outstanding - basic	750,681,627	127,948,397	763,580,698	127,276,961	758,213,055	122,900,101
Dilutive effect of stock options and unvested shares	—	—	—	—	25,058,348	—
Conversion of Class B to Class A common stock	—	—	—	—	122,900,101	—
Weighted-average common shares outstanding - diluted	750,681,627	127,948,397	763,580,698	127,276,961	906,171,504	122,900,101
Diluted EPS	$(1.17)	$(1.17)	$(0.61)	$(0.61)	$1.56	$1.56

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Year Ended December 31,
	2022	2023	2024
Time-Based RSUs	56,156,677	34,625,253	828,224
Market-Based RSUs	58,457,784	22,476,722	11,065,463
Stock options	15,226,096	12,141,566	—
Warrants	14,278,034	14,278,034	12,868,262
ESPP	364,427	305,692	—
Total anti-dilutive securities	144,483,018	83,827,267	24,761,949
NOTE 15: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park, CA and our office in New York City, NY. Our leases have remaining terms of one year to eight years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases. Refer to Note 6 - Restructuring Activities, for further information relating to impacts on leases due to the April and August 2022 Restructurings.
Lease assets and liabilities recognized on our consolidated balance sheets were as follows:

		December 31,
(in millions)	Classification	2023	2024
Lease right-of-use assets
Operating lease assets	Other non-current assets	$68	$94

Lease liabilities
Current operating lease liabilities	Other current liabilities	20	21
Non-current operating lease liabilities	Other non-current liabilities	89	110
Total lease liabilities		$109	$131
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease costs primarily relate to common area maintenance, property taxes, insurance, and other operating expenses. The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2022	2023	2024
Fixed operating lease costs	$33	$21	$22
Variable operating lease costs	7	7	8
Short-term lease costs	—	1	1
Sublease income	—	(3)	(6)
Total lease costs	$40	$26	$25

Other information related to our operating leases was as follows:

	December 31,
	2023	2024
Weighted-average remaining lease term	6.57 years	6.86 years
Weighted-average discount rate	7.24%	6.92%
Cash flows related to leases were as follows:

	Year Ended December 31,
(in millions)	2022	2023	2024
Operating cash flows:
Payments for operating lease liabilities	$23	$39	$28
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets(1)	$32	$(8)	$42
_______________
(1) For the year ended December 31, 2022, lease liabilities arising from obtaining right-of-use assets primarily related to initial recognition of new leases. For the year ended December 31, 2023, lease liabilities arising from obtaining right-of-use assets primarily related to a lease modification, partially offset by remeasurements resulting from reassessments of existing lease terms. For the year ended December 31, 2024, lease liabilities arising from obtaining right-of-use assets primarily related to initial recognition of new leases and lease extensions.

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of December 31, 2024 are as follows:

(in millions)
2025	$29
2026	27
2027	25
2028	25
2029	23
Thereafter	60
Total undiscounted lease payments	189
Less: imputed interest	(38)
Less: lease incentives	(14)
Less: leases executed but not yet commenced	(6)
Total lease liabilities	$131

NOTE 16: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $190 million and $128 million as of December 31, 2023 and 2024. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry, and many other industries in which we operate, are highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increase in litigation and regulatory investigations involving the brokerage, cryptocurrency, derivatives, and credit card industries. Litigation has included and may in the future include class action suits that generally seek substantial and, in some cases, punitive damages. Federal and state regulators, exchanges, other SROs, or international regulators investigate issues related to regulatory compliance that may result in enforcement action. We are also subject to periodic regulatory audits and inspections that have in the past and could in the future lead to enforcement investigations or actions.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of December 31, 2024 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023. In March 2024, Plaintiffs filed a motion for class certification, which Robinhood opposed. In October 2024, the court denied class certification without prejudice. Plaintiffs filed a renewed motion for class certification in January 2025, which Robinhood is opposing.

State Regulatory Matters
The New York Attorney General is conducting an investigation into brokerage execution quality and collaring the prices of certain trade orders. The MSD is examining RHF’s customer complaint supervision, the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024, and the offering of presidential election event contracts. We are cooperating with these investigations.
SEC Settlement
On January 13, 2025, as part of the January 2025 SEC Settlement, RHF and RHS resolved the SEC’s investigations concerning Regulation SHO, Electronic Blue Sheets requests, account takeovers, anti-money laundering compliance and cybersecurity issues, including the data security incident we experienced in November 2021 when an unauthorized third-party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”), and various brokerage recordkeeping issues, including off-channel communications. RHF and RHS paid penalties totaling $45 million for these violations, were censured, and agreed to certain undertakings. The settlement related to (i) RHS’s failures to comply with various provisions of Regulation SHO in connection with its stock lending and fractional trading programs from May 2019 until March 2020 and December 2019 until December 2023, respectively; (ii) RHS’s failures to submit complete and accurate electronic blue sheet data in response to SEC staff Electronic Blue Sheet requests from at least October 2018 through April 2024; (iii) RHF and RHS’s untimely filing of suspicious activity reports from January 2020 through March 2022; (iv) RHF and RHS’s failure to implement adequate policies and procedures designed to detect, prevent, and mitigate identity theft in connection with customer accounts from April 2019 through June 2022 in violation of Regulation S-ID; (v) RHF and RHS’s failure to adequately address known risks posed by a vulnerability related to remote access to our systems from at least June 28, 2021 through November 3, 2021 in violation of Regulation S-P; and (vi) RHF and RHS’s failures to maintain and preserve (a) off-channel brokerage communications sent or received by employees from at least 2019 through 2022, (b) core operational databases in a manner required by regulation or for the required length of time between December 2020 and December 2023, and (c) certain customer communications between 2020 and March 2021 due to our third-party archiving vendor’s ingestion limits being exceeded.

Brokerage Enforcement Matters
FINRA Enforcement and Examination staff are conducting investigations related to, among other things, RHS’s reporting of fractional share trades, as applicable, to a Trade Reporting Facility, the Over-the-Counter Reporting Facility, the Order Audit Trail System, and the Consolidated Audit Trail; RHS’s reporting of accounts holding significant options positions to the Large Option Position Report system; processing of certain requests for transfers of assets from Robinhood through ACATS; responses to Electronic Blue Sheets requests from FINRA; the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmo Health, Inc, in December 2022 (the “Q4 2022 Processing Error”); RHF’s and RHS’s compliance with FINRA registration requirements for member personnel; marketing involving social media influencers and affiliates; collaring the prices of certain trade orders; RHS’s and RHF’s compliance with best execution obligations; RHS’s compliance with FINRA Rules 6190, 5260 and 6121; RHF’s compliance with regulations governing the delivery of required documents; matters related to RHS’s and RHF’s supervision of technology; origin code reporting; short interest reporting; customer complaint supervision and restriction issues; the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024; account takeovers (i.e., circumstances under which an unauthorized actor successfully logs into a customer account), anti-money laundering compliance and cybersecurity issues; and the Early 2021 Trading Restrictions (as defined below) and employee trading issues as described more fully below. We are in advanced discussions with FINRA to resolve the majority of these matters. There can be no assurances that these discussions will lead to resolution of the investigations and examinations.

In December 2024 and January 2025, FINRA advised us in writing that it had closed the previously disclosed examinations and investigations into compliance with Rule 3210, Regulation SHO, and recordkeeping, including off-channel communications.

The FDIC is investigating issues related to compliance with the Electronic Funds Transfer Act (“EFTA”). On January 13, 2025, the SEC advised us in writing that it had closed the previously disclosed investigation into the broker-dealers’ compliance with the EFTA.

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

RHC also has received investigative subpoenas from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations. RHC is cooperating with this investigation. On May 4, 2024, RHC received a “Wells Notice” (the “May 2024 Wells Notice”) from the SEC Staff stating that the SEC Staff has advised RHC that it made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. The potential action may involve a civil injunctive action, public administrative proceeding, and/or a cease-and-desist proceeding and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and censure, revocation, and limitations on activities.

Text Message Litigation
In August 2021, Cooper Moore filed a putative class action against RHF alleging that RHF initiated or assisted in the transmission of commercial electronic text messages to Washington State residents without their consent in violation of Washington state law. The complaint sought unspecified total statutory and treble monetary damages, injunctive relief, and attorneys’ fees and costs. In July 2024, the court granted final approval of a $9 million settlement.
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
In January 2022, the court dismissed the state law claims with prejudice. In August 2023, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s order.

In May 2022, the court dismissed the federal antitrust claims with prejudice. In June 2024, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s order.
In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. The complaint seeks unspecified monetary damages, costs and expenses, and other relief. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss. In November 2023, the court denied Plaintiffs’ motion for class certification without prejudice. In April 2024, the court denied Plaintiffs’ motion for leave to file a renewed motion for class certification. On May 28, 2024, Robinhood notified the court that it had reached a settlement in principle with the Plaintiffs in their individual capacities. Robinhood subsequently notified the court that one of these Plaintiffs was unwilling to sign the settlement agreement and requested additional time to negotiate with that individual. On August 14, 2024, the court dismissed the lead and named Plaintiffs’ claims. Robinhood has reached settlements with a number of remaining individual plaintiffs, continues to negotiate with others, and has filed a motion to compel arbitration of the majority of the remaining claims.
RHM, RHF, RHS, and our CEO Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the USAO, DOJ, Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev's cell phone. There have been several inquiries based on specific customer complaints. We have received requests from the SEC Division of Enforcement and FINRA related to employee trading in certain securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., during the week of January 25, 2021. These matters include requests related to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. We are cooperating with these investigations. FINRA Enforcement has also requested information about policies, procedures, and supervision related to employee trading generally. On January 10, 2025, SEC Enforcement advised us in writing that it had closed its investigation into the Early 2021 Trading Restrictions and any contemporaneous employee trading issues.

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
Cash Sweep Litigation
In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. In January 2025, Robinhood filed a motion to dismiss.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
(b) On October 11, 2024, Morgan Stanley Smith Barney initiated a termination of the “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) adopted on June 12, 2024 by Steven Quirk, our Chief Brokerage Officer. That previously disclosed “Rule 10b5-1 trading arrangement” had provided that Mr. Quirk may sell (i) up to 528,408 shares of our Class A common stock (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements), (ii) shares of our Class A common stock resulting from the settlement of up to 122,161 unvested RSUs (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements and shares withheld for applicable taxes), (iii) up to 9,378 shares of our Class A common stock, and (iv) shares of our Class A common stock resulting from the settlement of up to 369,779 unvested RSUs (less any shares withheld for applicable taxes), in each case on or prior to September 19, 2025. On November 12, 2024, Mr. Quirk adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell (i) up to 370,195 shares of our Class A common stock, and (ii) shares of our Class A common stock resulting from the settlement of up to 441,179 unvested RSUs (less any shares withheld for applicable taxes), in each case on or prior to February 21, 2026.
On November 11, 2024, Jeffrey Pinner, our Chief Technology Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of

Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell shares of our Class A common stock resulting from the settlement of up to 285,948 unvested RSUs (less any shares withheld for applicable taxes), in each case on or prior to April 30, 2026.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report:

1.The following consolidated financial statements of Robinhood Markets Inc. and subsidiaries are filed as part of this Annual Report under Part II, Item 8:
•Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022 (our “Bylaws”)	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
4.3	Description of Robinhood Securities Registered Under Section 12 of the Exchange Act	10-K	2022-02-24	4.3
10.1(a)	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of its directors and executive officers (other than VC Fund Affiliated Directors)	S-1/A	2021-07-19	10.1
10.1(b)	Form of Indemnification Agreement (VC Fund-Affiliated Directors)	10-Q	2022-05-06	10.1
10.2†	Underwriting Agreement, dated July 28, 2021, between Robinhood Markets, Inc., as the issuer, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	10-Q	2021-08-18	10.3
10.3+	Offer Letter between Robinhood Markets, Inc. and Jason Warnick, dated November 8, 2018	S-1	2021-07-01	10.6
10.4†+	Offer Letter between Robinhood Markets, Inc. and Daniel Gallagher, as amended and restated on December 15, 2020	S-1	2021-07-01	10.7
10.5†+	Offer Letter between Robinhood Markets, Inc. and Paula Loop, dated May 14, 2021	S-1	2021-07-01	10.8
10.6†+	Offer Letter between Robinhood Markets, Inc. and Jonathan Rubinstein, dated May 14, 2021	S-1	2021-07-01	10.9
10.7†+	Offer Letter between Robinhood Markets, Inc. and Robert Zoellick, dated May 14, 2021	S-1	2021-07-01	10.10
10.8	Exchange Agreement, dated July 26, 2021 between Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain of his related entities	10-Q	2021-08-18	10.8
10.9	Form of Equity Exchange Right Agreement, entered into on July 26, 2021 between Robinhood Markets, Inc. and, separately, (a) Baiju Bhatt and (b) Vladimir Tenev	S-1/A	2021-07-19	10.13

10.10(a)	Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2021-08-18	10.10
10.10(b)	Joinder Agreement, dated December 13, 2021 by Bhatt Family LLC, becoming party to the Voting Agreement, dated July 26, 2021, among Robinhood Markets. Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2022-05-06	10.2
10.11(a)†+	Robinhood Markets, Inc. 2020 Equity Incentive Plan, as amended on June 18, 2020 and form grant notices and award agreements thereunder	S-1	2021-07-01	10.2
10.11(b)+	Second Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated March 10, 2021	S-1	2021-07-01	10.4
10.11(c)+	Third Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated May 26, 2021	S-1	2021-07-01	10.5
10.11(d)+	Form of 2021 Market-Based RSU Award, dated May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.17
10.11(e)+	Form of RSU Agreement for Non-Employee Directors (including the Notice of Grant) under the 2020 Plan	S-1	2021-07-01	10.18
10.12(a)†+	Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan and form grant notices and award agreements thereunder	S-1	2021-07-01	10.3
10.12(b)+	Form of Notice of Time-Based Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan for Vladimir Tenev and Baiju Bhatt	S-1	2021-07-01	10.15
10.12(c)+	Form of 2019 Market-Based RSU Award, as amended and restated on May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.16
10.13(a)+	Robinhood Markets, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”)	S-8	2021-07-29	99.1
10.13(b)+	Form of Restricted Stock Unit Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-Q	2021-08-18	10.16
10.13(c)+	Form of Fully Vested Stock Award Agreement for Non-Employee Directors (including the Notice of Grant) under the 2021 Plan	10-Q	2021-08-18	10.17
10.13(d)+	Form of Option Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-K	2022-02-24	10.15(d)
10.14(a)+	Robinhood Markets, Inc. 2021 Employee Share Purchase Plan (the “ESPP”)	S-8	2021-07-29	99.2
10.14(b)+	Forms of ESPP Subscription Agreement and Notice of Withdrawal	10-Q	2021-08-18	10.19

10.15(a)+	Offer Letter between Robinhood Markets, Inc. and Gretchen Howard, dated November 16, 2018	10-Q	2022-05-06	10.3
10.15(b)+	Letter Agreement, dated March 15, 2023, between Gretchen Howard and Robinhood Markets, Inc.	8-K	2023-03-15	10.1
10.16+	Form of Stock Option Agreement for Employees and Non-Employee Directors (including Notices of Grant) under the Robinhood Markets, Inc. 2021 Omnibus Incentive Plan	10-Q	2022-05-06	10.6
10.17	Amended and Restated Credit Agreement, dated as of April 11, 2022, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2022-04-14	10.1
10.18+	Form of Restricted Stock Unit Cancellation Agreement, dated February 3, 2023 between Robinhood Markets, Inc. and separately, (a) Vladimir Tenev and (b) Baiju Bhatt	8-K	2023-02-08	10.1
10.19	Second Amended and Restated Credit Agreement dated as of March 24, 2023, among Robinhood Securities LLC,as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2023-03-24	10.1
10.20	Share Purchase Agreement, dated as of August 30, 2023, by Robinhood Markets, Inc, as purchaser, and the United States Marshals Service, for and on behalf of the United States	8-K	2023-09-01	10.1
10.21	Third Amended and Restated Credit Agreement, dated as of March 22, 2024, among Robinhood Securities LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2024-03-22	10.1
10.22+	Robinhood Markets, Inc. Change in Control and Severance Plan for Key Employees				X
10.23(a)+	Offer Letter between Robinhood Markets, Inc. and Steve Quirk, dated July 13, 2021				X
10.23(b)+	Amended Offer Letter between Robinhood Markets, Inc. and Steve Quirk, dated November 18, 2021				X
10.23(c)+	Amended Offer Letter between Robinhood Markets, Inc. and Steve Quirk, dated January 7, 2022				X
10.24	Offer Letter between Robinhood Markets, Inc. and Jeff Pinner, dated July 24, 2024				X
19.1	Robinhood Markets, Inc. Confidential Information and Insider Trading Policy				X
21.1	Subsidiaries of Robinhood Markets, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in signature pages hereto)				X

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
97.1	Robinhood Markets, Inc. Incentive-based Compensation Recovery Policy, Effective October 2, 2023	10-K	2024-02-27	97.1
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on February 18, 2025.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

	Signature	Title	Date
By:	/s/ Vladimir Tenev	Chief Executive Officer, President, and Director	February 18, 2025
Vladimir Tenev
By:	/s/ Jason Warnick	Chief Financial Officer	February 18, 2025
	Jason Warnick	(Principal Financial Officer and Principal Accounting Officer)
By:	/s/ Baiju Bhatt	Director	February 18, 2025
Baiju Bhatt
By:	/s/ Paula Loop	Director	February 18, 2025
Paula Loop
By:	/s/ Jonathan Rubinstein	Director	February 18, 2025
Jonathan Rubinstein
By:	/s/ Meyer Malka	Director	February 18, 2025
Meyer Malka
By:	/s/ Robert Zoellick	Director	February 18, 2025
Robert Zoellick
By:	/s/ Dara Treseder	Director	February 18, 2025
Dara Treseder
By:	/s/ Susan Segal	Director	February 18, 2025
Susan Segal
By:	/s/ Christopher Payne	Director	February 18, 2025
Christopher Payne