Form 10-Q
period 2025-03-31
Robinhood Markets, Inc.
filed 2025-05-01
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(844) 428-5411
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock - $0.0001 par value per share	HOOD	The Nasdaq Stock Market LLC
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

As of April 24, 2025, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 767,047,021 and 115,421,940.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Robinhood Markets, Inc. (“RHM” and, together with its subsidiaries, “we,” “us,” “Robinhood,” or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:
•our expectations regarding legal and regulatory proceedings and investigations;
•our intent to continue expanding our operations outside of the United States;

•that we are continuously introducing new products and diversifying our services;

•our expectations with respect to our pending acquisition of Bitstamp Ltd. (“Bitstamp”);

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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
(in millions, except share and per share data)	2024	2025
Assets
Current assets:
Cash and cash equivalents	$4,332	$4,416
Cash, cash equivalents, and securities segregated under federal and other regulations	4,724	4,442
Receivables from brokers, dealers, and clearing organizations	471	267
Receivables from users, net	8,239	9,167
Securities borrowed	3,236	4,114
Deposits with clearing organizations	489	641
User-held fractional shares	2,530	2,531
Held-to-maturity investments	398	192
Prepaid expenses	75	89
Deferred customer match incentives	100	113
Other current assets	509	243
Total current assets	25,103	26,215
Property, software, and equipment, net	139	140
Goodwill	179	292
Intangible assets, net	38	109
Non-current deferred customer match incentives	195	238
Other non-current assets, including non-current prepaid expenses of $17 as of December 31, 2024 and March 31, 2025	533	523
Total assets	$26,187	$27,517
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$397	$319
Payables to users	7,448	7,116
Securities loaned	7,463	9,098
Fractional shares repurchase obligation	2,530	2,531
Other current liabilities	266	367
Total current liabilities	18,104	19,431
Other non-current liabilities	111	133
Total liabilities	18,215	19,564
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and March 31, 2025.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,903,997 shares issued and outstanding as of December 31, 2024; 21,000,000,000 shares authorized, 767,854,773 shares issued and outstanding as of March 31, 2025.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 119,588,986 shares issued and outstanding as of December 31, 2024; 700,000,000 shares authorized, 116,720,012 shares issued and outstanding as of March 31, 2025.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and March 31, 2025.	—	—
Additional paid-in capital	12,008	11,652
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(4,035)	(3,699)
Total stockholders’ equity	7,972	7,953
Total liabilities and stockholders’ equity	$26,187	$27,517
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2024	2025
Revenues:
Transaction-based revenues	$329	$583
Net interest revenues	254	290
Other revenues	35	54
Total net revenues	618	927

Operating expenses:
Brokerage and transaction	35	50
Technology and development	196	214
Operations	28	31
Provision for credit losses	16	24
Marketing	67	105
General and administrative	118	133
Total operating expenses	460	557

Other income, net	4	1
Income before income taxes	162	371
Provision for income taxes	5	35
Net income	$157	$336
Net income attributable to common stockholders:
Basic	$157	$336
Diluted	$157	$336
Net income per share attributable to common stockholders:
Basic	$0.18	$0.38
Diluted	$0.18	$0.37
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	875,319,407	884,577,603
Diluted	895,779,155	909,241,619
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2025
Net income	$157	$336
Other comprehensive income, net of tax:
Foreign currency translation	—	1
Reclassification adjustment for net gains included in net income	1	—
Total other comprehensive income, net of tax	1	1
Total comprehensive income	$158	$337
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2025
Operating activities:
Net income	$157	$336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17	20
Provision for credit losses	16	24
Share-based compensation	62	73
Other	—	4
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	(692)	397
Receivables from brokers, dealers, and clearing organizations	(118)	206
Receivables from users, net	(796)	(911)
Securities borrowed	(505)	(878)
Deposits with clearing organizations	(247)	(152)
Current and non-current prepaid expenses	—	(13)
Current and non-current deferred customer match incentives	(74)	(56)
Other current and non-current assets	(83)	351
Accounts payable and accrued expenses	(46)	(124)
Payables to users	977	(332)
Securities loaned	668	1,635
Other current and non-current liabilities	41	62
Net cash provided by (used in) operating activities	(623)	642
Investing activities:
Purchases of property, software, and equipment	(2)	(2)
Capitalization of internally developed software	(7)	(9)
Business acquisition, net of cash and cash equivalents acquired	—	(150)
Purchases of held-to-maturity investments	(171)	—
Proceeds from maturities of held-to-maturity investments	154	208
Purchases of credit card receivables by Credit Card Funding Trust	(29)	(549)
Collections of purchased credit card receivables	11	511
Asset acquisition, net of cash acquired	(3)	—
Net cash provided by (used in) investing activities	(47)	9
Financing activities:
Proceeds from exercise of stock options	4	7
Taxes paid related to net share settlement of equity awards	(40)	(120)
Repurchase of Class A common stock	—	(322)
Borrowings by the Credit Card Funding Trust	17	24
Change in principal collected from customers due to Coastal Bank	3	10
Payments of debt issuance costs	(14)	(16)
Net cash used in financing activities	(30)	(417)
Effect of foreign exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash, cash equivalents, segregated cash, and restricted cash	(700)	235
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	9,346	8,695
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$8,646	$8,930
Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,717	$4,416
Segregated cash and cash equivalents, end of the period	3,829	4,442
Restricted cash in other current assets, end of the period	83	54
Restricted cash in other non-current assets, end of the period	17	18
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$8,646	$8,930
Supplemental disclosures:
Cash paid for interest	$7	$9
Cash paid for income taxes, net of refund received	$2	$29
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	157	157
Issuance of common stock in connection with stock option exercises	1,265,016	—	4	—	—	4
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	4,932,576	—	(40)	—	—	(40)
Change in other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	—	67	—	—	67
Balance as of March 31, 2024	878,360,256	$—	$12,176	$(2)	$(5,289)	$6,885

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2024	884,492,983	$—	$12,008	$(1)	$(4,035)	$7,972
Net income	—	—	—	—	336	336
Issuance of common stock in connection with stock option exercises	1,703,994	—	7	—	—	7
Issuance of common stock in connection with warrants exercises, net of shares withheld	417,253	—	—	—	—	—
Issuance of common stock in connection with a business combination	2,049,711	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	3,079,213	—	(120)	—	—	(120)
Repurchase and retirement of Class A common stock	(7,168,369)	—	(322)	—	—	(322)
Change in other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	—	79	—	—	79
Balance as of March 31, 2025	884,574,785	$—	$11,652	$—	$(3,699)	$7,953
_______________
(1)The share amounts listed above combine Class A common stock and Class B common stock.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Robinhood was founded in 2013 and our mission is to democratize finance for all. Our platforms enable customers to buy, sell, and trade equities, options, and futures, as well as buy, sell, and transfer cryptocurrencies. We are also responsible for the custody of user-held cryptocurrencies. In addition, we offer credit cards with certain rewards offerings, as well as a cash card and spending account that help our customers in investing, saving, and earning rewards.

We are continuously introducing new products and diversifying our services that further expand access to the financial system. In February 2025, we acquired TradePMR, a custodial and portfolio management platform for Registered Investment Advisors (“RIAs”). In March 2025, we launched Robinhood Strategies, a digital investment advisory service that offers tailored, expert-managed, and goal-based portfolios directly within our mobile platform, featuring low and capped fees.

Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, equities, and futures through our platforms. Options, cryptocurrencies, and equities transactions are routed through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. For futures, users are legally obligated to buy or sell the underlying asset at a specified future date, with the price determined at the time of trade execution. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on our unaudited condensed consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platforms (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans), and, as a result, user-held cryptocurrencies are not presented on our unaudited condensed consolidated balance sheets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion, include all adjustments, including normal recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
There have been no material changes in our significant accounting policies as described in our audited consolidated financial statements included in our 2024 Form 10-K, other than as disclosed below. The unaudited condensed consolidated financial statements include the accounts of RHM and its wholly-owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements taken as a whole and had no impact on previously reported total assets, total liabilities and net income.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions we believe to be reasonable under the circumstances. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, share-based compensation (“SBC”), the determination of allowances for credit losses, investment valuation, capitalization of internally developed software, useful lives of property, software, and equipment, valuation and useful lives of intangible assets, valuation of reporting units in assessing goodwill for impairment, incremental borrowing rate used to calculate operating lease right-of-use assets and related liabilities, impairment of long-lived assets, uncertain tax positions, realizability of deferred tax assets, accrued and contingent liabilities. Actual results could differ from these estimates and could have a material adverse effect on our operating results.
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended March 31,
	2024	2025
Market makers:
Citadel Securities, LLC	12%	12%
B2C2 USA Inc.	3%	12%
Wintermute Trading Ltd	10%	11%
All others individually less than 10%	27%	28%
Total as percentage of total revenue	52%	63%

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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, “Income taxes (Topic 740): Improvements to Income Taxes Disclosures.” This guidance requires annual disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We adopted this guidance effective January 1, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.
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
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which requires registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The disclosure requirements of the Final Rules were to begin phasing in for annual periods beginning in fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules and in March 2025 the SEC voted to end its defense of the climate disclosure rules. We continue to monitor the status of the Final Rules and evaluate the potential impact of the Final Rules.
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
NOTE 3: BUSINESS COMBINATIONS
Acquisition of TradePMR
On February 26, 2025, we acquired all of the outstanding equity of TradePMR, a custodial and portfolio management platform for RIAs. The acquisition of TradePMR allows us to deliver investment advisory capabilities to customers by bringing in a scaled RIA custodial and portfolio management platform that connects financial advisors to a new generation of investors.
The acquisition date fair value of the consideration transferred for TradePMR was approximately $175 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of 2,049,711 unvested shares of the Company's Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. These shares are not part of the equity incentive plans described in Note 11 - Common Stock and Stockholders' Equity.
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

(in millions)	Fair Value
Cash and cash equivalents	$25
Receivable from users, net	2
Prepaid expenses	1
Other current assets	10
Other non-current assets	4
Goodwill	113
Intangible assets	81
Accounts payable and accrued expenses	(1)
Other current liabilities	(19)
Other non-current liabilities	(41)
Net assets acquired	$175
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of TradePMR and anticipated operational synergies. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Customer relationships	$49	13
Developed technology	31	5
Trade name	1	4
Total	$81
The overall weighted average useful life of the identified amortizable intangible assets acquired is 9.76 years. The estimated fair value of the intangible assets acquired approximate the amounts a market participant would pay for these intangible assets as of the acquisition date. We used a multi-period excess earnings method to estimate the fair value of customer relationships and the relief from royalty method to estimate the fair value of developed technology and trade name.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value.
Pro forma results of operations for TradePMR have not been presented as the effect of this acquisition was not material to our consolidated financial statements.

Pending Acquisition of Bitstamp
In June 2024, we entered into an agreement to acquire all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers, for an aggregate consideration of approximately $200 million, subject to customary purchase price adjustments and payable in cash. The pending acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the middle of 2025.
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in millions)	Carrying Amount
As of December 31, 2024	$179
Additions due to acquisition of TradePMR	113
As of March 31, 2025	$292
There was no impairment of goodwill during the three months ended March 31, 2025.
Intangible Assets
The components of intangible assets, net as of March 31, 2025 were as follows:

(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Customer relationships	$59	$(3)	$56	11.83
Developed technology	59	(12)	47	4.03
Trade names	1	—	1	3.92
Indefinite-lived intangible assets	5	—	5	N/A
Total	$124	$(15)	$109

Amortization expense of intangible assets was $4 million for the three months ended March 31, 2025. There was no impairment of intangible assets during the three months ended March 31, 2025.
As of March 31, 2025, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
Remainder of 2025	$14
2026	19
2027	16
2028	12
2029	11
Thereafter	32
Total	$104

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(in millions)	2024	2025
Transaction-based revenues:
Cryptocurrencies	$126	$252
Options	154	240
Equities	39	56
Other	10	35
Total transaction-based revenues	329	583

Net interest revenues:
Margin interest	72	110
Interest on segregated cash, cash equivalents, securities, and deposits	58	56
Interest on corporate cash and investments	70	49
Cash Sweep	39	48
Securities lending, net	15	23
Credit card, net	6	10
Interest expenses related to credit facilities	(6)	(6)
Total net interest revenues	254	290

Other revenues:
Robinhood Gold subscription revenues	23	38
Proxy revenues	7	9
Other	5	7
Total other revenues	35	54

Total net revenues	$618	$927
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

	Three Months Ended March 31,
(in millions)	2024	2025
Interest revenue	$13	$24
Interest expense	(2)	(4)
Fully-Paid Securities Lending, net	$11	$20

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
As of March 31, 2025, contract liabilities include $23 million acquired as part of the TradePMR acquisition, with $8 million recorded in other current liabilities and $15 million in other non-current liabilities on the unaudited condensed consolidated balance sheets. This liability represents consideration received in advance of satisfying the related performance obligations and is subject to repayment if certain contractual conditions are not met. Contract liabilities also include $20 million of unearned Robinhood Gold subscription revenue, recognized when users remit cash payments in advance of the time we satisfy our performance obligations. The unearned subscription revenue was recorded as other current liabilities on the unaudited condensed consolidated balance sheets.

The table below sets forth contract receivables and liabilities balances for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2025	$294	$11
End of the period, March 31, 2025	198	43
Changes during the period	$(96)	$32
The difference between the opening and ending balances of our contract receivables was primarily driven by lower cryptocurrency transaction-based revenues due to decreased trading volumes and timing differences between our performance and counterparties’ payments for the three months ended March 31, 2025. The difference between the opening and ending balances of our contract liabilities was primarily driven by contract liabilities acquired as part of the TradePMR acquisition and an increase in Robinhood Gold Subscribers. We recognized all revenue from amounts included in the opening contract liabilities balance in the three months ended March 31, 2025.
NOTE 6: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses, which is primarily related to fraudulent activities, included in receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended March 31,
(in millions)	2024	2025
Beginning balance	$15	$14
Provision for credit losses	6	11
Write-offs	(2)	(10)
Recoveries	—	1
Ending Balance	$19	$16

Allowance for Credit Losses - Credit Card Related
We have two types of allowance for credit losses related to credit cards: i) an allowance related to off-balance sheet credit card receivables, shown as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet, and ii) an allowance related to purchased credit card receivables and interest receivable from customers, included in receivables from users, net on the unaudited condensed consolidated balance sheet.

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Three Months Ended March 31,
(in millions)	2024	2025
Beginning balance	$32	$40
Provision for credit losses	8	7
Payments to Coastal Bank	(9)	(8)
Recoveries	1	—
Ending balance	$32	$39

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Three Months Ended March 31,
(in millions)	2024	2025
Beginning balance	$1	$11
Provision for credit losses	2	6
Write-offs	(1)	(2)
Ending balance	$2	$15
The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $3 million and $5 million as of December 31, 2024 and March 31, 2025 were not included in the tables below.

(in millions, except for percentages)	December 31, 2024
		Past due receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$186	$2	$1	$3	$189
Off-balance sheet	177	15	10	25	202
Total credit card loans	$363	$17	$11	$28	$391
% of Total loans	93%	4%	3%	7%	100%

(in millions, except for percentages)	March 31, 2025
		Past due receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$217	$4	$2	$6	$223
Off-balance sheet	182	14	10	24	206
Total credit card loans	$399	$18	$12	$30	$429
% of Total loans	93%	4%	3%	7%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers' financial condition. The key indicator we monitor when assessing the credit quality and risk is customers' credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2024 and March 31, 2025. Our receivables by FICO scores:

	December 31,	March 31,
(in millions, except FICO scores)	2024	2025
Below 640	$64	$73
640-690	100	117
Greater than 690	227	239
Total credit card loans	$391	$429
NOTE 7: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2024 and March 31, 2025, we had $750 million and $500 million of available-for-sale time deposits classified as cash equivalents on the unaudited condensed consolidated balance sheets. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

Held-to-maturity
The following tables summarize our held-to-maturity investments:

	December 31, 2024
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$337	$—	$1	$—	$338
Corporate debt securities	51	—	—	—	51
U.S. government agency securities	10	—	—	—	10
Total held-to-maturity investments	$398	$—	$1	$—	$399

	March 31, 2025
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$185	$—	$—	$—	$185
U.S. government agency securities	7	—	—	—	7
Total held-to-maturity investments	$192	$—	$—	$—	$192
There were no sales of held-to-maturity investments during the three months ended March 31, 2025.
The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity:

	December 31, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$337	$—	$337
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$398	$—	$398

Fair value
Debt securities:
U.S. Treasury securities	$338	$—	$338
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$399	$—	$399

	March 31, 2025
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$185	$—	$185
U.S. government agency securities	7	—	7
Total held-to-maturity investments	$192	$—	$192

Fair value
Debt securities:
U.S. Treasury securities	$185	$—	$185
U.S. government agency securities	7	—	7
Total held-to-maturity investments	$192	$—	$192
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$750	$—	$750
Money market funds	53	—	—	53
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	1,193	—	—	1,193
Other current assets:
Stablecoin	361	—	—	361
Equity securities - securities owned	15	—	—	15
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	2,530	—	—	2,530
Total financial assets	$4,154	$750	$—	$4,904

Liabilities
Fractional shares repurchase obligations	$2,530	$—	$—	$2,530
Total financial liabilities	$2,530	$—	$—	$2,530

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$500	$—	$500
Money market funds	29	—	—	29
Deposits with clearing organizations:
U.S. Treasury securities(1)	1	—	—	1
Other current assets:
Equity securities - securities owned	14	—	—	14
Stablecoin	1	—	—	1
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	2,531	—	—	2,531
Total financial assets	$2,578	$500	$—	$3,078

Liabilities
Fractional shares repurchase obligations	2,531	—	—	2,531
Total financial liabilities	$2,531	$—	$—	$2,531

____________________________
(1) As of March 31, 2025, $1 million of our U.S. Treasury securities are deposited with an exchange to enable the execution, clearing, and settlement of event contracts.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$338	$—	$—	$338
Corporate debt securities	—	51	—	51
U.S. government agency securities	—	10	—	10
Total held-to-maturity investments	$338	$61	$—	$399

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$185	$—	$—	$185
U.S. government agency securities	—	7	—	7
Total held-to-maturity investments	$185	$7	$—	$192
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
During the three months ended March 31, 2025, we did not have any transfers in or out of Level 3 assets or liabilities.
NOTE 8: INCOME TAXES

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025
Income before income taxes	$162	$371
Provision for income taxes	5	35
Effective tax rate	3.0%	9.4%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three months ended March 31, 2024, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable. For the three months ended March 31, 2025, the ETR was lower than the U.S. federal statutory rate primarily due to excess tax benefits from SBC.
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence for the three months ended March 31, 2025, we believe it is more likely than not that the tax benefits of our California, certain other U.S. states and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.
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

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2024 and March 31, 2025:

	December 31,	March 31,
(in millions)	2024	2025
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$3,236	$4,114
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	3,236	4,114
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	3,236	4,114
Fair value of securities borrowed from users and third parties	(3,118)	(3,995)
Net amount	$118	$119

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$7,463	$9,098
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	7,463	9,098
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	7,463	9,098
Fair value of securities pledged to counterparties	(6,887)	(8,523)
Net amount	$576	$575
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2024 and March 31, 2025, we were permitted to re-pledge securities with a fair value of $11.04 billion and $12.34 billion under margin account agreements with users. As of December 31, 2024, we were permitted to re-pledge securities with a fair value of an immaterial balance that we borrowed under the master securities loan agreements (“MSLAs”) with third parties. As of March 31, 2025, there were no securities re-pledged from borrowing under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2024 and March 31, 2025, we were permitted to borrow securities with a fair value of $38.70 billion and $40.28 billion including securities with a fair value of $3.12 billion and $3.99 billion that we had borrowed from users.
As of December 31, 2024 and March 31, 2025, we had re-pledged securities with a fair value of $6.89 billion and $8.52 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2024 and March 31, 2025, we had re-pledged $1.60 billion and $1.56 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 10: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2025 Credit Agreement
On March 21, 2025, RHM entered into the Third Amended and Restated Credit Agreement with a syndicate of banks (the “RHM March 2025 Credit Agreement”) amending and restating the unsecured revolving line of credit entered into in March 2024 (refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2024 Form 10-K for more information). The RHM March 2025 Credit Agreement has an initial commitment of $1 billion with a maturity date of March 21, 2028. Under circumstances described in the RHM March 2025 Credit Agreement, the aggregate commitments may be increased by up to $250 million, for a total commitment of up to $1.250 billion. Borrowings under the RHM March 2025 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin rate of 1.50%. For purposes of the RHM March 2025 Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2025 Credit Agreement.
Robinhood Securities, LLC (“RHS”) March 2025 Credit Agreement
On March 21, 2025, RHS, our wholly-owned subsidiary, entered into the Fourth Amended and Restated Credit Agreement (the “RHS March 2025 Credit Agreement”) among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the $2.25 billion 364-day senior secured revolving credit facility entered into in March 2024 (refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2024 Form 10-K for more information).
The RHS March 2025 Credit Agreement provides for a 364-day senior secured revolving credit facility with a total commitment of $2.65 billion. Under circumstances described in the RHS March 2025 Credit Agreement, the aggregate commitments may be increased by up to $1.325 billion, for a total commitment of $3.975 billion. Borrowings under the credit facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof, with each tranche being secured by different assets of RHS as set forth in the RHS March 2025 Credit Agreement. Borrowings under the RHS March 2025 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple SOFR (as defined in the RHS March 2025 Credit Agreement) plus 0.10% , (ii) the Federal Funds Effective Rate (as defined in the RHS March 2025 Credit Agreement) and (iii) the Overnight Bank Funding Rate (as defined in the RHS March 2025 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.50%.
The RHS March 2025 Credit Agreement requires RHS to maintain a minimum consolidated tangible net worth and a minimum excess net capital, and subjects RHS to a specified limit on minimum net capital to aggregate debit items. In addition, the RHS March 2025 Credit Agreement contains certain customary affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. Amounts due under the RHS March 2025 Credit Agreement may be accelerated upon an “event of default,” as defined in the RHS March 2025 Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods.
As of December 31, 2024 and March 31, 2025, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.
Credit Card Funding Trust
Under terms of the Coastal Community Bank (“Coastal Bank”) Program Agreement (discussed below), Robinhood Credit Inc. (“Robinhood Credit”) has the ability to purchase credit card receivables originated and held for a period of time by Coastal Bank. Robinhood Credit continues to earn interest from customers and uses these purchased credit card receivables as collateral under a trust structure to access debt financing in the ordinary course of business. To help facilitate these transactions, we created a variable interest entity known as the Credit Card Funding Trust (the “Trust”).
We are the primary beneficiary of the Trust as, through our role as the servicer and administrator, we have the power to direct the activities that most significantly affect the Trust's economic performance and, due to owning all the equity interest in the Trust, have the right to receive benefits or the obligation to absorb losses. As such, we consolidate the Trust in the unaudited condensed consolidated financial statements. Substantially all of the Trust’s assets and liabilities are the purchased credit card receivables, included in receivables from users, net, and the outstanding borrowing, included in other current liabilities, on the unaudited condensed consolidated balance sheets.
Our exposure to losses in the Trust is limited to the carrying value of net assets held by the Trust, including expected credit losses related to the purchased credit card receivables (Refer to Note 6 - Allowance for Credit Losses). For the Trust, the creditors have no recourse to our general credit and the liabilities of the Trust can only be settled by the Trust’s assets. Additionally, the assets of the Trust can only be used to settle obligations of the Trust.
As of March 31, 2025, the Trust had two arrangements in place, one to borrow up to $200 million from Barclays Bank (“Barclays”) and one to borrow up to $200 million from Silicon Valley Bank (“SVB”), which was amended on March 17, 2025 to increase the borrowing capacity and extend the maturity date.
Under the Barclays arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $200 million during the revolving period, which ends in November 2026. During this period, borrowings bear interest at Barclays’ commercial paper rate plus 1.75%. After the revolving period ends, the facility enters an amortization period during which no new borrowings are permitted, and the Trust repays the outstanding balance. The interest margin increases during this amortization phase.
Under the SVB arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $200 million during the revolving period, which ends in April 2027. During this period, borrowings bear interest at SOFR plus 2.75% for amounts outstanding under $100 million, and SOFR plus 2.50% for amounts exceeding $100 million.
As of December 31, 2024 and March 31, 2025, the weighted average interest rate of the SVB and Barclays arrangements was 7.81% and 6.67%. As of December 31, 2024 and during the three months ended March 31, 2025, the Trust purchased $748 million and $549 million of credit card receivables. As of December 31, 2024 and March 31, 2025, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $179 million and $208 million, and the outstanding balance of borrowing principal and interest was $131 million and $156 million. For the three months ended March 31, 2024 and 2025, the related interest revenue and expense of the Trust were immaterial.
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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of March 31, 2025, the off-balance sheet credit card receivables funded under the Program Agreement was $206 million.

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
Cryptocurrency Held in Custody on Behalf of Users

We hold cryptocurrencies in custody on behalf of our users totaling $35.2 billion and $27.4 billion at fair value at December 31, 2024 and March 31, 2025, and these assets were not recorded on our unaudited condensed consolidated balance sheets. The fair value was determined based on observed market pricing representing the last price executed for trades of each cryptocurrency at period ends. We also considered whether a liability representing anticipated losses from crypto assets which we hold in custody on behalf of users should be recognized and determined the likelihood of such losses was remote. As such, we did not record a liability at December 31, 2024 and March 31, 2025.
NOTE 11: COMMON STOCK AND STOCKHOLDERS' EQUITY
Preferred Stock
As of March 31, 2025, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of March 31, 2025, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 12.10 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. As of March 31, 2025, 0.77 million warrants had been exercised via net settlement, resulting in 0.42 million shares of Class A common stock issued, and the maximum purchase amount of all remaining outstanding warrants was $322 million.

Share Repurchase Program
On May 28, 2024, we announced that our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. The timing and amount of repurchase transactions will be determined by us from time to time at our discretion based on our evaluation of market conditions, share price, and other factors. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. All shares repurchased will be subsequently retired. During the three months ended March 31, 2025, we repurchased approximately 7.2 million shares of our Class A common stock for $322 million. On April 30, 2025, we announced that our board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. While the Repurchase Program does not have an expiration date, we expect to execute over the next roughly two years with flexibility to accelerate if market conditions warrant.
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
As of March 31, 2025, an aggregate of 492 million shares had been authorized for issuance under our Amended and Restated 2013 Stock Plan, as amended, 2020 Equity Incentive Plan, as amended, and 2021 Plan, of which 156 million shares had been issued under the plans, 34 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 302 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity for the three months ended March 31, 2025, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	18,233,088	$15.20
Granted	5,045,743	45.54
Vested	(5,525,366)	17.02
Forfeited	(653,043)	16.44
Unvested at March 31, 2025	17,100,422	$23.52

Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
The following table summarizes the activity for the three months ended March 31, 2025:

	Not Eligible to Vest(1)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	11,065,463	11,065,463	$26.04
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at March 31, 2025	11,065,463	11,065,463	$26.04
________________
(1)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.
Acquisition of TradePMR
In connection with the acquisition of TradePMR, we issued 2,049,711 unvested shares of Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, that will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. These shares are not part of the equity incentive plans described above. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. The following table summarizes the activity for the three months ended March 31, 2025:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	—	$—
Issued	2,049,711	48.85
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2025	2,049,711	$48.85
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2024	2025
Brokerage and transaction	$2	$2
Technology and development	44	44
Operations	2	1
Marketing	2	2
General and administrative	12	24
Total(1)	$62	$73
________________
(1)For the three months ended March 31, 2024, SBC expense primarily consisted of $68 million related to Time-Based RSUs and a negative $9 million related to Market-Based RSUs as a result of a reversal of $11 million of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer. For the three months ended March 31, 2025, SBC expense primarily consisted of $70 million related to Time-Based RSUs. All eligible to vest Market-Based RSUs have been fully expensed in 2024.
We capitalized SBC expense related to internally developed software of $5 million and $6 million during the three months ended March 31, 2024 and 2025.
As of March 31, 2025, there was $471 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.24 years.

NOTE 12: NET INCOME PER SHARE
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

(in millions, except share and per share data)	Three Months Ended March 31,
	2024		2025
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$134	$23	$291	$45
Net income attributable to common stockholders	$134	$23	$291	$45
Denominator
Weighted-average common shares outstanding - basic	749,497,411	125,821,996	767,148,225	117,429,378
Basic EPS	$0.18	$0.18	$0.38	$0.38

Diluted EPS:
Numerator
Net income	$134	$23	$291	$45
Reallocation of net income as a result of conversion of Class B to Class A common stock	23	—	45	—
Reallocation of net income to Class B common stock	—	—	—	(1)
Net income for diluted EPS	$157	$23	$336	$44
Denominator
Weighted-average common shares outstanding - basic	749,497,411	125,821,996	767,148,225	117,429,378
Dilutive effect of stock options and unvested shares	20,459,748	—	24,664,016	—
Conversion of Class B to Class A common stock	125,821,996	—	117,429,378	—
Weighted-average common shares outstanding - diluted	895,779,155	125,821,996	909,241,619	117,429,378
Diluted EPS	$0.18	$0.18	$0.37	$0.37
The following potential common shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Three Months Ended March 31,
	2024	2025
Market-Based RSUs	6,045,473	11,065,463
Time-Based RSUs	4,595,054	30,542
Stock options	2,602,524	—
Warrants	14,278,034	—
Total anti-dilutive securities	27,521,085	11,096,005

NOTE 13: LEASES
Our operating leases are comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	March 31,
(in millions)	Classification	2024	2025
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$94	$98

Lease liabilities:
Current operating lease liabilities	Other current liabilities	21	22
Non-current operating lease liabilities	Other non-current liabilities	110	113
Total lease liabilities		$131	$135
Cash flows related to leases were as follows:

	Three Months Ended March 31,
(in millions)	2024	2025
Operating cash flows:
Payments for operating lease liabilities	$7	$7
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$6	$9
NOTE 14: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $128 million as of December 31, 2024 and $60 million as of March 31, 2025. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry, and many other industries in which we operate, are highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increase in litigation and regulatory investigations involving the brokerage, advisory, cryptocurrency, derivatives, and credit card industries. Litigation has included and may in the future include class action suits that generally seek substantial and, in some cases, punitive damages. Federal and state regulators, exchanges, other SROs, or international regulators investigate issues related to regulatory compliance that may result in enforcement action. We are also subject to periodic regulatory audits and inspections that have in the past and could in the future lead to enforcement investigations or actions.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of March 31, 2025 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, Robinhood Financial LLC (“RHF”), and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023. In March 2024, Plaintiffs filed a motion for class certification, which Robinhood opposed. In October 2024, the court denied class certification without prejudice. Plaintiffs filed a renewed motion for class certification in January 2025, which Robinhood is opposing.

State Regulatory Matters
The New York Attorney General is conducting an investigation into brokerage execution quality and collaring the prices of certain trade orders. The Massachusetts Securities Division (“MSD”) is examining RHF’s customer complaint supervision, the disruptions experienced by Blue Oceans ATS, LLC (“BOATS”) during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024, and the offerings of presidential election and sports event contracts. We are cooperating with these investigations.

SEC Settlement

On January 13, 2025, RHF and RHS resolved the SEC’s investigations concerning Regulation SHO, Electronic Blue Sheets (“EBS”) requests, account takeovers, anti-money laundering compliance and cybersecurity issues, including the data security incident we experienced in November 2021 when an unauthorized third-party socially engineered a customer support employee by phone and obtained access to certain customer support systems (the “November 2021 Data Security Incident”), and various brokerage recordkeeping issues, including off-channel communications (together, the “January 2025 SEC Settlement”). RHF and RHS paid penalties totaling $45 million for these violations, were censured, and agreed to certain undertakings. The settlement related to (i) RHS’s failures to comply with various provisions of Regulation SHO in connection with its stock lending and fractional trading programs from May 2019 until March 2020 and December 2019 until December 2023, respectively; (ii) RHS’s failures to submit complete and accurate EBS data in response to SEC staff EBS requests from at least October 2018 through April 2024; (iii) RHF and RHS’s untimely filing of suspicious activity reports (“SARs”) from January 2020 through March 2022; (iv) RHF and RHS’s failure to implement adequate policies and procedures designed to detect, prevent, and mitigate identity theft in connection with customer accounts from April 2019 through June 2022 in violation of Regulation S-ID; (v) RHF and RHS’s failure to adequately address known risks posed by a vulnerability related to remote access to our systems from at least June 28, 2021 through November 3, 2021 in violation of Regulation S-P; and (vi) RHF and RHS’s failures to maintain and preserve (a) off-channel brokerage communications sent or received by employees from at least 2019 through 2022, (b) core operational databases in a manner required by regulation or for the required length of time between December 2020 and December 2023, and (c) certain customer communications between 2020 and March 2021 due to our third-party archiving vendor’s ingestion limits being exceeded.

Financial Industry Regulatory Authority (“FINRA”) Settlement

On March 6, 2025, RHF and RHS resolved FINRA Enforcement and Examination staff’s investigations and examinations concerning RHS’s reporting of fractional share trades, as applicable, to FINRA, FINRA Trade Reporting Facilities (“TRF”), and Consolidated Audit Trail (“CAT”), reporting of accounts holding significant options positions to the Large Option Position Report system, processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer Service (“ACATS”), responses to EBS requests from FINRA, compliance with FINRA Rules 6190, 5260, and 6121, and short interest reporting; RHF’s marketing involving social media influencers and affiliates, collaring the prices of certain trade orders, compliance with regulations governing the delivery of required documents, origin code reporting for professional customers, and Customer Identification Program (“CIP”); RHF and RHS’s compliance with FINRA registration requirements for member personnel; the Early 2021 Trading Restrictions (as defined below); employee trading issues as described more fully below; account takeovers (i.e., circumstances under which an unauthorized actor successfully logs into a customer account); and anti-money laundering (“AML”) compliance and cybersecurity issues (together, the “March 2025 FINRA Settlement”). RHF and RHS paid a penalty totaling $26 million to resolve these investigations, plus restitution of approximately $3.76 million plus interest to certain customers identified by FINRA. RHF and RHS also agreed to certain undertakings.

Brokerage Enforcement Matters
FINRA Enforcement and Examination staff are conducting investigations related to, among other things, the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmo Health, Inc, in December 2022; RHS’s and RHF’s compliance with best execution obligations; matters related to RHS’s and RHF’s supervision of technology; and the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024. In December 2024, January 2025, and March 2025, FINRA advised us in writing that it had closed the previously disclosed examinations and investigations into compliance with Rule 3210, Regulation SHO, recordkeeping (including off-channel communications), and customer complaint supervision and restriction issues.

The FDIC is investigating issues related to compliance with the Electronic Funds Transfer Act (“EFTA”). On January 13, 2025, the SEC advised us in writing that it had closed the previously disclosed investigation into the broker-dealers’ compliance with the EFTA.

Robinhood Crypto Matters
Robinhood Crypto, LLC (“RHC”) received investigative subpoenas from the SEC regarding, among other topics, RHC’s cryptocurrency listings, custody of cryptocurrencies, and platform operations. On May 4, 2024, RHC received a “Wells Notice” (the “May 2024 Wells Notice”) from the Staff of the SEC (the “SEC Staff”) stating that the SEC Staff has advised RHC that it made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. On February 21, 2025, SEC Enforcement advised us in writing that it had closed its investigation.

Early 2021 Trading Restrictions Matters

Beginning on January 28, 2021, due to increased deposit requirements imposed on RHS by the National Securities Clearing Corporation (“NSCC”) in response to unprecedented market volatility, particularly in certain securities, RHS temporarily restricted or limited its customers’ purchase of certain securities, including GameStop Corp. and AMC Entertainment Holdings, Inc., on our U.S. trading platform (the “Early 2021 Trading Restrictions”).
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

In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. The complaint seeks unspecified monetary damages, costs and expenses, and other relief. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss. In November 2023, the court denied Plaintiffs’ motion for class certification without prejudice. In April 2024, the court denied Plaintiffs’ motion for leave to file a renewed motion for class certification. On May 28, 2024, Robinhood notified the court that it had reached a settlement in principle with the Plaintiffs in their individual capacities. Robinhood subsequently notified the court that one of these Plaintiffs was unwilling to sign the settlement agreement and requested additional time to negotiate with that individual. On August 14, 2024, the court dismissed the lead and named Plaintiffs’ claims. Robinhood has reached settlements with a number of remaining individual plaintiffs and continues to negotiate with others. Robinhood’s motion to compel arbitration for the remaining Robinhood customer plaintiffs has been granted.

RHM, RHF, RHS, and our Co-Founder and Chief Executive Officer (“CEO”), Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice ("DOJ”), Antitrust Division, the SEC’s Division of Enforcement, FINRA, the New York Attorney

General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev's cell phone. There have been several inquiries based on specific customer complaints. On January 10, 2025, SEC Enforcement advised us in writing that it had closed its investigation into the Early 2021 Trading Restrictions and any contemporaneous employee trading issues. On March 6, 2025, as described more fully above, we resolved FINRA’s investigations into these matters as part of the March 2025 FINRA Settlement.

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
Pay Transparency Litigation
In July 2024, RHM, Robinhood Money, LLC, and RHC were sued in a putative class action captioned John Milito v. Robinhood Markets, Inc. et. al., alleging that Robinhood violated Washington’s Equal Pay and Opportunity Act, because some of the Company’s job postings allegedly failed to include a wage scale or salary range. The complaint seeks unspecified total statutory damages, attorneys’ fees and costs, injunctive relief, and declaratory relief. The case is currently stayed in the Superior Court in King County in Washington pending a certified question to the Washington Supreme Court.
Cash Sweep Litigation
In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. In January 2025, Robinhood filed a motion to dismiss. On April 28, 2025, the court granted in part and denied in part Robinhood’s motion to dismiss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three months ended March 31, 2024 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
Our acquisition of TradePMR closed in February 2025. As a result, we are now reporting Total Platform Assets which includes our previously reported Assets Under Custody key performance metric. Total Platform Assets is our previously reported Assets Under Custody metric plus assets managed by RIAs using TradePMR’s platform that are not custodied by us (and therefore would not have been included in the previously reported Assets Under Custody metric). Additionally, we have included total RIA customers in our Funded Customers key performance metric, their accounts in the definition of Investment Accounts, and the appropriate RIA customer balances in our Cash Sweep and Margin Book additional operating metrics. Due to data limitations, we have not included RIA client figures in our Net Deposits key performance metric.
•Funded Customers: We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account. Individuals who share a funded joint investing account (which launched in July 2024) are each considered to be a Funded Customer. Individuals who are customers of RIAs that use the TradePMR platform are also considered Funded Customers as of the end of the period.
•Total Platform Assets: We define Total Platform Assets as the sum of the fair value of all equities, options, cryptocurrency, futures (including options on futures, swaps, and event contracts), cash held by users in their accounts, net of receivables from users (previously reported as Assets Under Custody), and any such assets managed by RIAs using TradePMR’s platform that are not custodied by Robinhood, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in Total Platform Assets in any given period.
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, and cash or assets earned in connection with Company promotions (such as account transfer and retirement match incentives and free stock bonuses) received by customers, net of reversals, customer cash withdrawals, margin interest, Robinhood Gold subscription fees, and assets transferred off of our platforms for a stated period. Prior to the second quarter of 2024, Net Deposits did not include inflows from cash or assets earned in connection with Company promotions, although we have not restated amounts in prior periods as the impact to those figures was immaterial.
•Average Revenue Per User (“ARPU”): We define ARPU as total revenue for a given period divided by the average number of Funded Customers on the last day of that period and the last day of the immediately preceding period. Figures in this Quarterly Report represent ARPU annualized for each three-month period presented.
•Robinhood Gold Subscribers: We define a Robinhood Gold Subscriber as a unique person who has at least one account with a Robinhood entity and who, as of the end of the relevant period (a) is subscribed to Robinhood Gold and (b) has made at least one Robinhood Gold subscription fee payment.
Glossary Terms
•Automated Customer Account Transfer Service (“ACATS”): A system that automates and standardizes procedures for the transfer of assets in a customer account from one brokerage firm and/or bank to another.
•Cash Sweep: We define Cash Sweep as the period-end total amount of participating users’ uninvested brokerage cash that has been automatically “swept” or moved from their brokerage accounts into deposits for their benefit at a network of program banks. This is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the banks less the interest rate given to users as stated in our program terms. This includes balances from customers of RIAs using TradePMR's platform.
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

•Growth Rate and Annualized Growth Rate with respect to Net Deposits: Growth rate is calculated as aggregate Net Deposits over a specified 12 month period, divided by Total Platform Assets for the fiscal quarter that immediately precedes such 12 month period. Annualized growth rate is calculated as Net Deposits for a specified quarter multiplied by 4 and divided by Total Platform Assets for the immediately preceding quarter.
•Investment Accounts: We define an Investment Account as a funded individual brokerage account, a funded joint investing account, a funded individual retirement account (“IRA”), or an account with an RIA using TradePMR’s platform. As of March 31, 2025, a Funded Customer can have up to five Investment Accounts - individual brokerage account, joint investing account (which launched in July 2024), traditional IRA, Roth IRA, and RIA custody account using TradePMR's platform.
•Margin Book: We define Margin Book as our period-end aggregate outstanding margin loan balances receivable (i.e., the period-end total amount we are owed by customers on loans made for the purchase of securities, supported by a pledge of assets in their margin-enabled brokerage accounts). This includes margin loan balances from customers of RIAs using TradePMR's platform.
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

Financial Results and Performance
With respect to the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:
•total net revenues increased 50% to $927 million compared to $618 million;
•net income increased 114% to $336 million, compared to $157 million;
•diluted EPS increased 106% to $0.37 compared to $0.18;
•total operating expenses increased 21% to $557 million compared to $460 million;
◦SBC expense increased 18% to $73 million compared to $62 million;
•Adjusted EBITDA (non-GAAP) increased 90% to $470 million compared to $247 million;
•Funded Customers increased by 1.9 million, or 8%, to 25.8 million compared to 23.9 million, and Investment Accounts increased by 2.6 million, or 11%, to 27.0 million compared to 24.4 million;
•Total Platform Assets increased 70% to $220.6 billion compared to $129.6 billion, primarily driven by continued Net Deposits and the acquisition of TradePMR.
•Net Deposits were $18.0 billion, which translates to an annualized growth rate of 37% relative to Total Platform Assets at the end of the fourth quarter of 2024, compared to $11.2 billion, which translates to an annualized growth rate of 44% relative to Total Platform Assets at the end of the fourth quarter of 2023. Over the past twelve months, Net Deposits were $57.3 billion, a growth rate of 44% relative to Total Platform Assets at the end of the first quarter of 2024.
•ARPU increased 39% to $145 compared to $104; and
•Robinhood Gold Subscribers increased 1.51 million, or 90%, to 3.19 million compared to 1.68 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended March 31,
	2024	2025	% Change
Funded Customers(1) (in millions)	23.9	25.8	8%
Total Platform Assets (2) (in billions)	$129.6	$220.6	70%
Net Deposits (in billions)	$11.2	$18.0	NM
Growth Rate with respect to Net Deposits	44%	37%	NM
ARPU (in dollars)	$104	$145	39%
Robinhood Gold Subscribers (in millions)	1.68	3.19	90%

________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Beginning Funded Customers	23.4	25.2	8%
New Funded Customers	0.5	0.7	40%
Resurrected Customers	0.2	0.2	—%
Acquired customers(i)	—	0.1	NM
Churned Customers	(0.2)	(0.4)	100%
Ending Funded Customers	23.9	25.8	8%
(2)The following table sets out the components of Total Platform Assets by type of asset:

	Three Months Ended March 31,
(in billions)	2024	2025	% Change
Equities	$81.5	$125.5	54%
Cryptocurrencies	26.2	27.5	5%
Options and futures	1.2	1.1	(8)%
RIA assets(ii)	—	41.3	NM
Cash held by Customers	24.8	34.0	37%
Receivables from Customers (primarily margin balances)	(4.1)	(8.8)	115%
Total Platform Assets	$129.6	$220.6	70%
The following table describes the changes within Total Platform Assets:

	Three Months Ended March 31,
(in billions)	2024	2025	% Change
Beginning Total Platform Assets	$102.6	$192.9	88%
Acquired assets(i)	—	42.9	NM
Net Deposits	11.2	18.0	NM
Net market gains (losses)	15.8	(33.2)	NM
Ending Total Platform Assets	$129.6	$220.6	70%
(i) Acquired customers and acquired assets relate to those obtained from the acquisition of TradePMR in February 2025.
(ii) RIA assets relates to the assets obtained from the acquisition of TradePMR in February 2025.
Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income, and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income, excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) SBC, (v) significant legal and tax settlements and reserves, and (vi) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Three Months Ended March 31,
(in millions)	2024	2025
Net income	$157	$336
Add:
Interest expenses related to credit facilities	6	6
Provision for income taxes	5	35
Depreciation and amortization	17	20
EBITDA (non-GAAP)	185	397
Add:
SBC	62	73
Adjusted EBITDA (non-GAAP)	$247	$470

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended March 31,
	2024	2025
Revenues:
Transaction-based revenues	$329	$583
Net interest revenues	254	290
Other revenues	35	54
Total net revenues	618	927

Operating expenses(1):
Brokerage and transaction	35	50
Technology and development	196	214
Operations	28	31
Provision for credit losses	16	24
Marketing	67	105
General and administrative	118	133
Total operating expenses	460	557

Other income, net	4	1
Income before income taxes	162	371
Provision for income taxes	5	35
Net income	$157	$336
_______________
(1)Includes SBC expense as follows:

	Three Months Ended March 31,
(in millions)	2024	2025
Brokerage and transaction	$2	$2
Technology and development	44	44
Operations	2	1
Marketing	2	2
General and administrative	12	24
Total SBC expense	$62	$73

Comparison of the Three Months Ended March 31, 2024 and 2025
Revenues
Transaction-Based Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2024	2025	% Change
Transaction-based revenues:
Cryptocurrencies	$126	$252	100%
Options	154	240	56%
Equities	39	56	44%
Other	10	35	250%
Total transaction-based revenues	$329	$583	77%
Transaction-based revenues as a % of total net revenues:
Cryptocurrencies	20%	27%
Options	25%	26%
Equities	6%	6%
Other	2%	4%
Total transaction-based revenues	53%	63%
Transaction-based revenues increased by $254 million primarily driven by increases of $126 million in cryptocurrencies, $86 million in options, and $17 million in equities.
Cryptocurrencies revenues increased as a result of a higher rebate rate from crypto market makers (a rebate increase was effective in May 2024). Additionally, cryptocurrencies revenue increased as a result of a 45% increase in the number of users placing cryptocurrency trades, partially offset by a 14% decrease in the average Notional Trading Volume traded per trader and $21 million of incentives paid to our customers.
Options revenues increased due to a 46% increase in Options Contracts Traded and a 25% increase in the number of users placing option trades. In addition, we experienced higher option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The increase was partially offset by $26 million of incentives paid to our customers.
Equities revenues increased primarily driven by a 56% increase in the average Notional Trading Volume traded per trader and a 17% increase in the number of users placing equity trades. The increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2024	2025	% Change
Net interest revenues:
Margin interest	$72	$110	53%
Interest on segregated cash, cash equivalents, securities, and deposits	58	56	(3)%
Interest on corporate cash and investments	70	49	(30)%
Cash Sweep	39	48	23%
Securities lending, net	15	23	53%
Credit card, net	6	10	67%
Interest expenses related to credit facilities	(6)	(6)	—%
Total net interest revenues	$254	$290	14%
Net interest revenues as a % of total net revenues:
Margin interest	12%	12%
Interest on segregated cash, cash equivalents, securities, and deposits	9%	7%
Interest on corporate cash and investments	12%	5%
Cash Sweep	6%	5%
Securities lending, net	2%	2%
Credit card, net	1%	1%
Interest expenses related to credit facilities	(1)%	(1)%
Total net interest revenues	41%	31%
Net interest revenues increased by $36 million, primarily driven by growth in most of our interest-earning asset balances and securities lending activities. The increase was partially offset by a decrease in interest on corporate cash and investments driven by lower cash and deposits balances and a lower short-term interest rate environment. We anticipate any potential future rate cuts by the Federal Reserve will negatively impact our net interest revenues and adversely affect our customers’ returns on cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net (2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities (5)	Total net interest revenues
Three Months Ended March 31, 2025
March 31, 2025	$8,802	$9,763	$28,187	$429	$47,181
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	8,449	10,070	26,717	402	45,638
Revenue (expense)	$110	$105	$48	$10	$273	$23	$(6)	$290
Annualized yield(4)	5.21%	4.17%	0.72%	9.95%	2.39%			2.54%

Three Months Ended December 31, 2024
December 31, 2024	$7,909	$9,943	$26,064	$391	$44,307
September 30, 2024	5,499	11,149	24,485	309	41,442
Average(3)	6,614	10,920	25,621	356	43,511
Revenue (expense)	$91	$127	$50	$8	$276	$26	$(6)	$296
Annualized yield(4)	5.50%	4.65%	0.78%	8.99%	2.54%			2.72%

Three Months Ended March 31, 2024
March 31, 2024	$4,115	$10,328	$19,049	$197	$33,689
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	3,763	10,007	17,576	201	31,547
Revenue (expense)	$72	$128	$39	$6	$245	$15	$(6)	$254
Annualized yield(4)	7.65%	5.12%	0.89%	11.94%	3.11%			3.22%
__________
(1) Includes cash and cash equivalents, restricted cash, segregated cash, cash equivalents, and securities under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue and ii) an on-balance sheet amount representing purchased credit card receivables by the Credit Card Funding Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Credit Card Funding Trust, with the difference in those amounts resulting in net interest revenues. As of March 31, 2025, the off-balance sheet amount funded under the Program agreement was $206 million and the on-balance sheet amount was $223 million. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
(3) Average balance rows represent the simple average of month-end balances in a given period.
(4) Annualized yield is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
(5) Includes interest expenses related to our revolving credit facilities; interest expense related to the Credit Card Funding Trust is included in the credit card, net interest yield calculation. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

Other Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2024	2025	% Change
Other revenues:
Robinhood Gold subscription revenues	$23	$38	65%
Proxy revenues	7	9	29%
Other	5	7	40%
Total other revenues	$35	$54	54%
Other revenues as a % of total net revenues:
Robinhood Gold subscription revenues	4%	4%
Proxy revenues	1%	1%
Other	1%	1%
Other revenues as a % of total net revenues	6%	6%
Other revenues increased $19 million primarily driven by an increase in Robinhood Gold subscription revenues of $15 million due to an increase in Robinhood Gold Subscribers.
Operating Expenses

	Three Months Ended March 31,
(in millions, except for percentages)	2024	2025	% Change
Operating expenses:
Brokerage and transaction	$35	$50	43%
Technology and development	196	214	9%
Operations	28	31	11%
Provision for credit losses	16	24	50%
Marketing	67	105	57%
General and administrative	118	133	13%
Total operating expenses	$460	$557	21%
Percent of total net revenues:
Brokerage and transaction	5%	6%
Technology and development	32%	23%
Operations	5%	3%
Provisions for credit losses	2%	3%
Marketing	11%	11%
General and administrative	19%	14%
Total operating expenses	74%	60%

Brokerage and Transaction

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Instant withdrawals	$3	$9	200%
Employee compensation, benefits, and overhead, excluding SBC	9	9	—%
Market data expenses	6	8	33%
Customer statements	4	4	—%
SBC	2	2	—%
Other	11	18	64%
Total	$35	$50	43%
Brokerage and transaction costs increased by $15 million primarily driven by a $7 million increase in other brokerage and transactions costs related to credit card network fees and a $6 million increase in instant withdrawals expense as a result of higher customer activities.
Technology and Development

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$74	$77	4%
Cloud infrastructure services	43	50	16%
SBC	44	44	—%
Software and tools	28	35	25%
Other	7	8	14%
Total	$196	$214	9%
Technology and development costs increased by $18 million primarily due to a $7 million increase in cloud infrastructure services to meet higher capacity requirements for our platforms to support increased trading volumes and a $7 million increase in software and tools utilized in delivering our products and improving internal operations.
Operations

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$19	$19	—%
Customer experience	4	6	50%
SBC	2	1	(50)%
Other	3	5	67%
Total	$28	$31	11%
Operations costs increased by $3 million with no material changes to note.

Provision for credit losses

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Provision for credit losses - credit card related	$10	$13	30%
Provision for credit losses - brokerage related	6	11	83%
Total	$16	$24	50%
Provision for credit losses costs increased by $8 million primarily due to a $5 million increase in brokerage related expenses primarily as a result of fraudulent activities. Credit card related provision for credit losses increased $3 million primarily due to higher balances in purchased credit card receivables.
Marketing

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Digital marketing	$28	$53	89%
Brand marketing	17	22	29%
Employee compensation, benefits, and overhead, excluding SBC	7	9	29%
Marketing incentives	4	5	25%
Creative services	2	4	100%
SBC	2	2	—%
Other	7	10	43%
Total	$67	$105	57%
Marketing costs increased by $38 million primarily due to higher expenses in digital marketing of $25 million and brand marketing of $5 million, as we increased our investments in paid marketing channels and other marketing initiatives to promote our brand, products, and services.
General and Administrative

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$57	$58	2%
SBC	12	24	100%
Other professional fees	12	17	42%
Legal expenses	21	14	(33)%
Settlements and penalties	2	2	—%
Other	14	18	29%
Total	$118	$133	13%
General and administrative costs increased $15 million primarily due to an increase of $12 million in SBC expenses due to a reversal of $11 million of previously recognized expenses in the prior year as a result of the resignation of our co-founder and former Chief Creative Officer. Additionally, other professional fees increased by $5 million primarily due to costs incurred in connection with the TradePMR acquisition. These increases were partially offset by a decrease of $7 million in legal expenses associated with certain historical regulatory matters.

Provision for Income Taxes

	Three Months Ended March 31,
(in millions)	2024	2025	% Change
Provision for income taxes	$5	$35	600%
Provision for income taxes increased by $30 million for the three months ended March 31, 2025 primarily due to the valuation allowance release on the U.S. federal and certain state deferred tax assets in the fourth quarter of 2024 and the growth of the business.
Liquidity and Capital Resources
Sources and Uses of Funds
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and investments. Other sources of future funds may include potential borrowing under our revolving lines of credit and potential issuance of new debt or equity. Our liquidity needs are primarily to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the Depository Trust Company (“DTC”), the NSCC, the Options Clearing Corporation (“OCC”), and the Commodity Futures Trading Commission (“CFTC”)). Based on our current level of operations, we believe our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months.
Liquid Assets
As of March 31, 2025, we had cash and cash equivalents of $4.42 billion and held-to-maturity investments of $192 million. Refer to Note 7 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of March 31, 2025, we had committed revolving credit facilities with a total borrowing capacity of up to $3.65 billion and a borrowing capacity for our Credit Card Funding Trust of up to $400 million. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.

Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of March 31, 2025:

	Payments Due by Period
(in millions)	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Operating lease commitments	$172	$9	$54	$49	$60
Purchase commitments(1)	647	279	365	2	1
Robinhood match incentives commitments(2)	107	56	51	—	—
Credit Card Funding Trust borrowing principal and interest	156	156	—	—	—
Total	$1,082	$500	$470	$51	$61
_______________
(1) Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These primarily relate to commitments for cloud infrastructure and data services and business insurance.
(2) Robinhood match incentives commitments represent non-cancelable future match payments on eligible cash deposits made by Robinhood Gold Subscribers. The future match payments are forfeited if deposits are not held on the platform during the specific earning period.
In addition to lease and purchase commitments, we have two committed financing agreements: one with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million.

Regulatory Capital Requirements
Our broker-dealer subsidiaries (RHS, RHF, and TradePMR) are subject to Rule 15c3-1 (the "SEC Uniform Net Capital Rule") under the Exchange Act, administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. RHS and RHF compute net capital under the alternative method as permitted by the SEC Uniform Net Capital Rule.
Our FCM subsidiary, Robinhood Derivatives, LLC (“RHD”), is subject to CFTC Regulation 1.17, administered by the CFTC and the NFA, which requires the maintenance of minimum net capital, as defined by CFTC Regulation 1.17. Net capital and the related net capital requirements may fluctuate on a daily basis.
The table below summarizes the net capital, capital requirements, and excess net capital of RHS, RHF, TradePMR, and RHD as of periods presented:

	March 31, 2025
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,697	$191	$2,506
RHF	407	0.25	407
RHD	38	2	36
TradePMR	5	2	3
As of March 31, 2025, these subsidiaries were in compliance with their respective regulatory capital requirements.

Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2024	2025
Cash provided by (used in):
Operating activities	$(623)	$642
Investing activities	(47)	9
Financing activities	(30)	(417)
Operating activities
Net cash provided by operating activities increased $1.27 billion compared to the prior period primarily due to:
•an increase of $179 million in net income;
•an increase of $397 million due to maturities of U.S. treasury securities segregated under federal and other regulations compared to a decrease of $692 million in the prior year due to cash used to purchase U.S. treasury securities segregated under federal and other regulations;
•an increase of $967 million in securities loaned due to continuous growth of our securities lending program; and
•a decrease of $1.31 billion in payables to users due to increased customer activities.
Investing activities
Net cash provided by investing activities increased $56 million compared to the prior period primarily due to:
•an increase of $500 million of cash provided by collections of purchased credit card receivables;
•an increase of $171 million driven by no purchases of held-to-maturity investments during the period;
•an increase of $54 million of cash provided by the maturities of held-to-maturity investments; and
•a decrease of $520 million due to cash used for purchases of credit card receivables; and
•a decrease of $150 million due to cash used for the acquisition of TradePMR, net of cash and cash equivalents acquired.
Financing activities
Net cash used in financing activities increased $387 million compared to the prior period primarily due to:
•an increase of $322 million of cash used for share repurchases; and
•an increase of $80 million of cash used for taxes related to net share settlement of equity awards.

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
There have been no material changes to our critical accounting estimates during the three months ended March 31, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2024 Form 10-K.
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
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest revenue earned on our interest-earning assets that are subject to floating interest rates. Interest revenue is affected by various factors such as the distribution and composition of interest-earning assets and the federal funds rate. We use a net interest sensitivity analysis, which applies hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities, including interest rate sensitive off-balance sheet amounts related to our Coastal Bank Program Agreement, to evaluate the effect that changes in interest rates might have on total net revenues, net income, and cash flows, prior to any income tax effects, over the next 12 months.

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

The impact to total net revenues, net income, and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	March 31,
(in millions)	2024	2025
50 basis point	$76	$104
100 basis point	152	208
150 basis point	228	313

The change to total net revenues, net income, and cash flows, prior to any income tax effects, would be the same as total net revenues includes net interest revenue, which captures both the impact of any incremental interest revenue and interest expense, and changes in interest rates do not have a direct impact on operating expenses. The impact related to the change in interest rates is positively correlated, linear, and proportional. The change in the sensitivity analysis from prior year is in line with the change in interest-earning asset balances.

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.
We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of March 31, 2025, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations are heavily reliant on the level of trading activity on our platforms and Net Deposits. In the past, our results of operations and other operating metrics have fluctuated from quarter to quarter, including due to movements and trends in the underlying markets, changes in general economic conditions, interest in investing, and fluctuations in trading levels generally, each of which is outside our control and will continue to be outside of our control. As a result, period-to-period comparisons of our results of operations might not be meaningful, and our past results of operations should not be relied on as indicators of future performance. Further, we are subject to additional risks and uncertainties that are frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, including the occurrence of any of the risks described elsewhere in this Risk Factors section, many of which we are unable to predict or are outside of our control. Factors contributing to quarterly fluctuations have included and could in the future include, among others:

•our ability to retain and engage existing customers and attract new customers;

•the timing and success of new product and service introductions by us or our competitors, or other changes in the competitive landscape of our market;

•volatility in the market, whether generally or as a result of certain or anticipated events (such as recent developments with respect to tariffs and trade policy shifts), or the occurrence of so-called “meme” trading in equities, options, cryptocurrencies, or futures (which includes options on futures, swaps, and event contracts (“Futures”)) which can cause our trading volumes to fluctuate;

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

•changes in domestic or global business or macroeconomic conditions, including as a result of tariffs and trade policy shifts, geopolitical conflicts, banking instability, or responses to these events; and

•changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and might significantly affect the effective tax rate of that period.

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

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from market makers. For example, the SEC recently adopted final rules (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain national market system (“NMS”) stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. While the SEC granted a partial stay of the effectiveness of the final rules in December 2024 pending the completion of judicial review of the petition for review, it did not stay the effective date of the quote transparency rules. The quote transparency rules will make the information about smaller-sized orders publicly available and result in the contraction of spreads across several securities, which we expect will lead to a decrease in the PFOF earned from such orders once the rules go into effect in November 2025. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues. In addition, to the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, we might not continue to facilitate trading of those cryptocurrencies in the U.S. (including ceasing support for certain such cryptocurrencies on our RHC platform) or it might cause us to proactively remove certain cryptocurrencies from our RHC platform because they share similarities with such cryptocurrencies.

Risks Related to our Business Relationships with Market Makers

Our PFOF and Transaction Rebate arrangements with market makers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with market makers in equities and options). If any market makers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other market makers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement market makers in a timely manner, our transaction-based revenue would be negatively impacted. With respect to cryptocurrencies, for instance, fewer market makers are currently able to execute cryptocurrency trades. For instance, in May 2023, two prominent market makers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. Although we have established relationships with third-party exchanges that may provide additional access to market makers that are able to execute cryptocurrency trades, without additional market makers supporting cryptocurrencies entering the industry in the United States, there is a risk that we may be unable to find suitable market makers to support cryptocurrencies. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently all brokerage trades executed overnight are routed through one market maker — Virtu Financial, Inc. (“Virtu”). If Virtu becomes unwilling or unable to do business with us in the future, we may be unable to find additional market makers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our market makers decide to alter our fee structure, our transaction-based revenue could significantly decrease.

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

Risks Related to Regulation of PFOF

PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending a consolidated putative class action in federal district court relating to the same factual allegations. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in December 2022, the SEC proposed four separate equity market structure rules (the “December 2022 Rule Proposals”) related to (i) best execution; (ii) order competition, including requiring certain retail equity orders to be exposed in auctions before being internalized; (iii) order execution disclosure; and (iv) order tick size and access fee caps. In March 2024, the SEC adopted amendments to enhance order execution disclosures under Rule 605 of Regulation NMS, which will apply for the first time to RHF and RHS beginning in December 2025. In September 2024, the SEC also adopted rules related to order tick size and access fee caps (the “Tick Size and Access Fee Cap Rules”).

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

Beginning in November 2025, the Tick Size and Access Fee Cap Rules will make information about smaller-sized orders publicly available and is likely to result in the contraction of spreads across many securities, which we expect will lead to a decrease in the PFOF earned from such orders. Although these final and remaining proposed rules related to market structure design do not ban PFOF, the remaining December 2022 Rule Proposals would introduce new requirements and would have the indirect effect of making PFOF more difficult to earn. Any new or heightened PFOF regulation, including the September 2024 Final Rules and the remaining December 2022 Rule Proposals if adopted as proposed, will result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any such heightened regulation or a ban of PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF or our Market Makers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF. For example, the intra-day trading price of our Class A common stock fell as much as 5.3% on December 14, 2022, the day the December 2022 Rule Proposals were announced.

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

RHC has started to allow customers to choose a fee-based model in lieu of a liquidity provider rebate-based model (under which RHC receives Transaction Rebates from liquidity providers) for cryptocurrency orders routed to exchanges for execution. This shift may lead to negative publicity due to potential differences in total costs for customers under the two models. Depending on the nature of these cost differences, concerns might arise about (i) the use of PFOF with respect to other asset classes like equities and options and/or (ii) the replacement of liquidity provider rebates by customer fees for orders in cryptocurrency routed to exchanges for execution. Any negative publicity associated with adopting this model may have an adverse impact on our business, financial condition and results of operations.

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

We also might be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, receipt of PFOF and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our market makers, can result in harm to customer execution quality. For instance, one of the remaining December 2022 Rule Proposals relates to best execution and proposes to enhance the existing regulatory framework concerning the duty of best execution by, among other things, requiring additional policies and procedures for broker-dealers engaging in certain conflicted transactions with retail customers. There is a risk that these bodies might adopt regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. Any such regulations could have a material adverse impact on our business and one of our primary sources of revenue.

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

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platforms, such as the November 2021 Data Security Incident (as defined in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report) are likely to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, could diminish customer confidence in us and our products and services, which could result in unfavorable media coverage or publicity. For example, we received customer complaints and significant media attention as a result of the Early 2021 Trading Restrictions.

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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as financial market volatility (such as we previously experienced during the COVID-19 pandemic or have experienced and may experience in the future due to recent trade policy shifts and the imposition or escalation of tariffs implemented by the United States and other countries or blocs, including China, Canada and the EU, and those countries’ or blocs’ responses to such shifts and tariffs), economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and ongoing events in the Middle East, significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or Futures (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or Futures trading generally and changes in the markets in which such transactions occur (such as following the 2022 Crypto Bankruptcies), and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. These challenges increase when considering the foreign national employee population within which we hire due to changes in U.S. immigration policies and enforcement practices. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have, a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following our recent restructurings, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen operating difficulties and expenditures prior to and following closing, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities and/or compliance obligations, increasing our expenses, and adversely impacting our business, financial condition and results of operations. If we acquire businesses or technologies, we might not be able to integrate the acquired personnel, operations, products, and technologies successfully or face challenges in doing so, or effectively manage the combined business following the acquisition. For example, we recently completed the acquisition of TradePMR, and we may encounter challenges in integrating its operations, technology, and personnel. Moreover, the anticipated benefits of any acquisition or investment might not be realized, the acquisition or investment might not perform in accordance with expectations, and we might be exposed to unknown liabilities.

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

We currently only offer select services to the public outside the United States in certain jurisdictions, including brokerage services in the U.K. through Robinhood U.K., Ltd., crypto services in select jurisdictions in the European Union (the “EU”) through Robinhood Europe, UAB (“RHEU”), and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. We expect that our pending acquisition of Bitstamp, if completed, will help us accelerate our international expansion, including across the EU, in the U.K. and in certain other countries.

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

•fluctuations in currency exchange rates, inflation, and tariffs and trade policy shifts could limit our ability to operate efficiently across or within borders, and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States, the U.K., the EU and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of the securities industry, financial services, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency, derivatives, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection, data security, as well as climate risk and environmental impact, including with respect to disclosure of greenhouse gas emissions and other metrics related to climate change.

The substantial costs and uncertainties related to complying with these laws and regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, after launching Sherwood Media, our media subsidiary dedicated to providing news and information about the markets, economics, business, technology, and the culture of money), we received inquiries from FINRA regarding Sherwood Media’s relationship to RHF. In addition, after announcing in March 2024 the launch of the Robinhood Gold Card, which is offered through Robinhood Credit exclusively to Robinhood Gold Subscribers and provides rewards via the Robinhood Gold Credit Card Rewards Program, we received requests for information from the MSD related to the Robinhood Gold subscription service and the Robinhood Gold Card. After we began to offer certain event contracts in October 2024 related to the U.S. presidential election and in March 2025 related to the annual NCAA college basketball tournaments, we received requests for information and a subpoena from the MSD, respectively. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.

We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. For instance, since we began to offer event contracts, the CFTC has been in the process of appealing the U.S. District Court for the District of Columbia’s decision in KalshiEx LLC v. Commodity Futures Trading Commission, and should the CFTC succeed on appeal, we may not be able to continue to offer certain event contracts and potentially could be subject to adverse litigation and regulatory actions for doing so. In addition, the CFTC has proposed a rule amendment that has not been finalized—if adopted by the CFTC as proposed, we would likely be prohibited from offering election event contracts (similar to the ones we offered in November 2024) in the future. Our ability to offer certain products may also be impacted by actions taken by government regulators. There is a risk that regulators could request or require us to cease offering specific products or services. Such regulatory actions could lead to the suspension or termination of product offerings, which may result in increased compliance costs, financial losses and negative publicity. For example, in February 2025 after we began offering sports event contracts tied to the pro football championship, the CFTC formally requested that RHD “not permit customers to access” sports event contracts “until staff can complete a review,” leading us to suspend the rollout of that product. After we began offering sports event contracts tied to the annual NCAA college basketball tournaments in March 2025 and provided the CFTC with certain information and documents, the CFTC indicated it lacked a “legal justification” to prevent us from offering access to those event contracts. In addition to the MSD subpoena described above, the New Jersey Division of Gaming Enforcement issued a letter in March 2025 to RHM demanding that we, among other things, cease and desist from offering the sports event contracts, which it views as unlicensed sports wagering under state law. Other state regulators with authority over sports wagering have since sent RHM and RHD similar demands. On April 8, 2025, a federal district court in Nevada issued a preliminary injunction in KalshiEx, LLC v. Hendrick, et al. preventing the Nevada Gaming Commission and Nevada Gaming Control Board from enforcing applicable Nevada state laws and pursuing civil or criminal liability against KalshiEx, LLC for offering sports-related event contracts because the Commodity Exchange Act (“CEA”) grants the CFTC exclusive jurisdiction over event contracts that are traded or executed on a designated contract market and the CFTC has approved (or at least has not disapproved) the contracts. KalshiEx has filed for similar injunctive relief in New Jersey and Maryland. On April 28, 2025, the federal district court in the New Jersey lawsuit, KalshiEx LLC v. Flaherty, et al., issued a similar preliminary injunction against the New Jersey gaming regulators concluding that KalshiEx has demonstrated a reasonable chance of prevailing on its preemption arguments. Federal courts, including appellate courts, may come to different conclusions as to whether state laws attempting to prevent the trading of CFTC-permissible sports-related event contracts are preempted by the CEA, which may require us to cease offering certain event contracts in these states and could lead to adverse litigation and regulatory actions against us for doing so. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation.

Broker-Dealer, FCM, and Investment Adviser Regulations

As broker-dealers, our subsidiaries RHF, RHS, and TradePMR are subject to extensive regulation by federal and state regulators and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal and state regulators and SROs, including the SEC and FINRA, can, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Our subsidiary RHD, a registered FCM with the CFTC, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. Our subsidiary, Robinhood Asset Management (“RAM”), is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). The Advisers Act mandates a variety of requirements for RIAs, including fiduciary duties, record-keeping, operational protocols, and disclosure obligations. The Advisers Act grants regulatory bodies such as the SEC significant administrative authority to govern investment advisory firms. If the SEC or other government agencies determine that RAM has not complied with relevant laws or regulations, they can impose fines, suspend registrants and individual employees, or enact other sanctions, which may include revoking RAM’s registration under the Advisers Act.

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

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the DOJ, SEC, FINRA, the CFTC and The National Futures Association or other federal agencies such as the Office of Foreign Assets Control (“OFAC”), the FDIC or CFPB, state regulatory agencies, such as the MSD, the California Attorney General’s Office, the New York State Department of Financial Services (“NYDFS”), and international regulatory agencies, such as the U.K.’s Financial Conduct Authority, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

•In connection with the Early 2021 Trading Restrictions, we and our employees, including our CEO, Vladimir Tenev, have received requests for information, and in some cases, subpoenas and requests for testimony from the USAO, the DOJ, Antitrust Division, the SEC Staff, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. We received inquiries from the SEC’s Division of Examinations and Division of Enforcement and FINRA related to employee trading during the week of January 25, 2021 in some of the securities that were subject to the Early 2021 Trading Restrictions, including GameStop Corp. and AMC Entertainment Holdings, Inc., and specifically as to whether any employee trading in these securities may have occurred after the decision to impose the Early 2021 Trading Restrictions and before the public announcement of the Early 2021 Trading Restrictions on January 28, 2021. On January 10, 2025, SEC Enforcement advised us in writing that it had closed its investigation into the Early 2021 Trading Restrictions and any contemporaneous employee trading issues. On March 6, 2025, we resolved FINRA’s investigations into the Early 2021 Trading Restrictions and employee trading issues.

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

•In January 2025, as part of the January 2025 SEC Settlement, we settled multiple matters with the SEC (including investigations into Regulation SHO, the timeliness of our broker-dealers’ suspicious activity reporting (“SAR”) filings, EBS submissions, various brokerage recordkeeping issues, the November 2021 Data Security Incident, and Regulation S-ID violations) in which RHF and RHS paid penalties totaling $45 million, and agreed to certain undertakings.

•In March 2025, as part of the March 2025 FINRA Settlement, we settled multiple matters with FINRA (including investigations into RHF’s historical practice of collaring market orders, customer identification program (“CIP”), use of certain social media influencers, delivery of certain regulatory required documents to customers, and origin code designations for professional customers; RHS’s supervision of its clearing system technology, improper rejection of certain ACATS requests, improper effectuation of trades in securities during trading halts, execution of trades during extraordinary market volatility at prices that were above or below specified price bands, and the maintenance and reporting of inaccurate or incomplete trade, order, and position data to FINRA, FINRA TRF, CAT Central Repository, and the OCC; and both broker-dealers’ AML programs, registration of required personnel, and supervision of trading in associated persons’ brokerage accounts). RHF and RHS paid a penalty totaling $26 million, and agreed to pay restitution of approximately $3.76 million to customers plus interest and certain undertakings.

These and other proceedings, some of which are described in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer, derivatives, investment adviser, credit card, cryptocurrency, and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing and routing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” our licensing status,and our business continuity plans, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters have in the past and might in the future subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing their regulatory licenses or ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our other regulated subsidiaries or their officers or employees.

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

Various lawmakers, regulators and other public officials have previously made statements about our business and that of other broker-dealers signaling an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. For instance, the former SEC Chair had previously indicated that he had instructed the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC or had otherwise discussed: PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; whether broker-

dealers have appropriate tools to manage their liquidity and risk; conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others; the use of mobile app features such as rewards, bonuses, push notifications and other prompts and that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading, and whether expanded enforcement mechanisms are necessary; and digital engagement practices. In July 2023, the SEC proposed new rules (the “July 2023 Rule Proposals”) that would impose new obligations on registered broker-dealers and investment advisers with respect to their use of certain covered technologies when interacting with investors and while the former SEC Chair had indicated that the SEC Staff was considering re-proposing modified versions of these rules, if adopted as originally proposed, the July 2023 Rule Proposals may require us to modify, limit or discontinue our use of certain technologies and product features—and could significantly change the way that we interact with existing and prospective customers—which may adversely impact our business and revenues. The current SEC may revise or withdraw some of these proposals. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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

Also, in September 2021, FINRA announced that it is reviewing firms’ use of social media marketing, including social media influencers, which is a marketing channel that we actively utilize. In February 2022, FINRA opened an investigation into our use of social media marketing, which we resolved as part of the March 2025 FINRA Settlement. In February 2023, FINRA provided updated guidance about firms’ practices related to their acquisition of customers through social media channels, as well as firms' sharing of customers’ usage information with affiliates and non-affiliated third parties. In light of this updated guidance, we narrowed the scope of our social media influencer and affiliate publisher programs. Any additional limits that FINRA might impose on our use of this marketing channel could make it more difficult for us to attract new customers, resulting in slower growth.

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

In addition to regulatory proceedings, we are also involved in numerous other litigation matters, including putative class action lawsuits, and we anticipate that we will continue to be a target for litigation in the future. Potential litigation matters include commercial litigation matters, derivative matters, insurance matters, securities litigation matters, privacy and cybersecurity disputes, intellectual property disputes, contract disputes, consumer protection matters, and employment matters. This risk might be more pronounced during market downturns, during which the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

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

For more information about the legal proceedings in which we are currently involved, see Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

We are required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to facilitate compliance with the OFAC regulations. As part of our customer onboarding process, in accordance with the CIP rules under Section 326 of the USA Patriot Act, we screen all potential customers against OFAC watchlists and continue to screen all customers, vendors and employees daily against OFAC watchlists. Although our application includes features designed to block access to our services from sanctioned countries, if our services are accessed from a sanctioned country in violation of trade and economic sanctions, we could be subject to enforcement actions.

We are subject to the FCPA, U.S. and foreign bribery laws, and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and while there may currently be a reduced focus on enforcement in the U.S. in light of a February 2025 Presidential executive order, these laws are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm, and have an adverse effect on our business, financial condition, and results of operations.

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

We have experienced customer growth in recent years, including a significant faction of new customers, often more than 50%, who have told us that Robinhood is their first brokerage account. Our business and revenue growth depends on our efforts to attract new customers, retain existing customers, and increase the amount that our customers use our products and services (including premium services, such as Robinhood Gold). It is particularly important that we retain and engage our most active brokerage customers, who account for a disproportionately large percentage of our brokerage trading volumes. Any erosion of this active customer base would have a disproportionately large negative impact on our revenues, which could cause the trading price of our Class A common stock to decline significantly. Our efforts to attract and retain customers might fail due to a number of factors, including our customers losing confidence in us or preferring a competitor’s offerings. Additional factors that could lead to a decline in our number of customers or their usage of our products and services or that could prevent us from increasing our number of customers include:

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

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platforms. Our systems and operations, including our cloud-based operations and disaster recovery operations, as well as those of the third parties on which we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, vulnerabilities, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. Further, we have in the past and might in the future be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platforms, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely has in the past contained and might in the future contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect and some such problems might only be discovered after code has been released for external or internal use. Media outlets have in the past and might in the future learn of our plans for features by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchanges, facilitators of cryptocurrency staking services for RHEU customers, alternative trading systems (such as BOATS with respect to Robinhood 24 Hour Market), exchange systems (such as ForecastEx, LLC and KalshiEx LLC, with respect to certain event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers, provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers have been and are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees is increased. Third-party risks include insufficient security measures, data location uncertainty, vulnerabilities and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, in late October 2024, a cyberattack occurred on our Newsroom in which a cyberattacker gained access to our Newsroom website, control of which is subcontracted to a third party vendor, for a limited number of hours. The cyberattack did not result in any unauthorized access of customer information. In addition, in December 2024, a cyberattack occurred at Cyberhaven, a data protection company we utilize as a third-party vendor, creating the potential for attackers to steal sensitive data through a malicious version of a Google Chrome extension. Although we do not believe at this time that this third party vulnerability impacted us, the attack highlights the growing risk from cybersecurity threats against third-party service providers. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

A core aspect of our business is the reliability and security of our platforms. Any unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach or other security incident that we, our customers or our third-party or fourth-party service providers experience or the perception that one has occurred or might occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it might require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, our and our third party partners’ efforts to improve security and protect data from compromise has in the past identified and might in the future identify previously undiscovered security breaches or vulnerabilities. There could be public announcements regarding any security incidents or vulnerabilities and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5 of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), and other data protection regulations including but not limited to facing complexity in interpreting, applying, implementing and complying with such regulations. The regulatory framework for data privacy and security worldwide is also evolving and, as a result, interpretation, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal and international agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 14 - Commitments & Contingencies, to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we received requests for information from regulatory authorities regarding, among other things, the adequacy of our information security measures, and as part of the January 2025 SEC Settlement, RHF and RHS paid penalties for violating Regulation S-P.

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

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, (i) could lead to civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) have led to, and could in the future lead to the risk of, fines or other actions by regulators. For example, as part of the January 2025 SEC Settlement, RHS settled investigations with the SEC related to suspicious activity reporting, identity theft protection, unauthorized access to Robinhood systems, off-channel communications, retention of brokerage data, failure to maintain certain templated customer communications, EBS submissions and Regulation SHO in connection with fractional share trading and stock lending, which resulted in RHS paying combined monetary penalties of $33.5 million and agreeing to certain undertakings. Furthermore, as part of the March 2025 FINRA Settlement, RHS resolved multiple matters with FINRA, including RHS’s supervision of its clearing system technology, improper rejection of certain ACATS requests, improper effectuation of trades in securities during trading halts, execution of trades during extraordinary market volatility at prices that were above or below specified price bands, and the maintenance and reporting of inaccurate or incomplete trade, order,and position data to FINRA, FINRA TRF, CAT, and OCC, and RHS’s AML program, registration of required personnel, and supervision of trading in associated persons’ brokerage accounts. RHS, along with RHF, paid a penalty totaling $26 million and agreed to pay restitution and to certain undertakings to resolve these investigations,among others.

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds and individual stocks – 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by BOATS, a trading venue that replicates the role that stock exchanges play during regular market hours. If BOATS becomes unwilling or unable to do business with us or one of our market makers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should BOATS experience downtime or diminished performance (as it has in the past and could again in the future), particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.

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

Providing investment advice and recommendations could subject us to investigations, penalties, and liability for customer losses if we fail to comply with applicable regulatory standards, and providing investment education tools could subject us to additional risks if such tools are construed to be investment advice or recommendations.

Risks associated with providing investment advice and recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. The Advisers Act and its related rules and interpretations impose a fiduciary duty on our provision of investment advisory services to customers, and other regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. For example, the North American Securities Administrators Association (“NASAA”) (an association of state securities administrators) has adopted amendments to the NASAA model rule regarding Dishonest or Unethical Business Practices of Broker-Dealers and Agents, which are intended to address Regulation Best Interest and other developments in the securities industry. In addition, the SEC and various states have considered or are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers or use certain covered technologies while communicating with existing or prospective customers.

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

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. We do not utilize third-party custodians for settled cryptocurrencies, but we do integrate proprietary technology from a third-party industry-standard vendor into the systems we use to support the custody, transfer and settlement operations to our wallets. In general, the overwhelming majority of cryptocurrency coins on our platforms are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002. As part of this, we are required to establish and maintain adequate internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting. The effectiveness of our internal control over financial reporting and our financial statements and related notes are audited by Ernst & Young LLP, our independent registered public accounting firm. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. We maintain backup copies of our private keys in multiple separate locations and we have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked, exposed, or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we may not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV (“BSV”) network, allowing them to spend coins they did not have and prevent transactions from completing. Any exposure or loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Because many insurance carriers do not provide insurance coverage for crypto-related risks, comprehensive coverage for such events is not readily available on commercially reasonable terms. Our current coverage is limited and may not cover the extent of loss, nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the current total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Furthermore, the term of our current insurance policy expires in the third quarter of 2025, with our option to renew annually or for the carrier to terminate coverage with advance written notice. Any loss of our insurance coverage would impede our ability to mitigate any losses our customers might suffer if we are unable to access private keys. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency market makers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platforms, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

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

Although the 2022 Crypto Bankruptcies did not have any material impact on our business—and neither our board of directors nor management have to date identified any material gaps or weaknesses with respect to our existing risk management processes and policies in light of recent cryptocurrency market conditions—we remain subject to cryptocurrency market risks. If we are unable to effectively identify, prevent or mitigate such risks, the success of our business, our financial condition and results of our operations may be adversely affected. As part of our overall risk management processes, the Enterprise Risk Management (“ERM”) team maintains an enterprise wide risk management standard to ensure risks are evaluated in a clear and transparent manner and partners with various front-line risk teams and risk owners across Robinhood to foster consistent risk management practices across Robinhood. In particular, the ERM team provides governance over risk management practices and reports top risks to the Safety, Risk and Regulatory Committee of the board of directors (the “Safety Committee”), along with planned mitigants and monitoring procedures. The Safety Committee reviews management’s exercise of its responsibility to identify, assess, manage, monitor and mitigate material risks not specifically allocated to the board of directors or another of its committees. In addition to RHM-level processes, entity-level risk teams affiliated with our operating subsidiaries, including one at RHC, perform ongoing risk operations, including risk and control self-assessments and maintaining risk and control registers. As management identifies operational risks, the entity-level risk team tracks the risk drivers and planned mitigating measures and escalates such risks, as needed, to the ERM team.

In light of events in 2022, including the 2022 Crypto Bankruptcies, cryptocurrency market risks were identified as a key risk to the Company and management has accordingly implemented certain measures, including enhanced monitoring for cryptocurrency markets (such as reducing net open position limits with liquidity partners through more frequent settlement; adding additional banking and liquidity partners; monitoring on-platform trading activity, coin deposits and withdrawals; and ongoing diligence for listings and banking relationships). The ERM team has also provided quarterly updates to the Safety Committee with respect to such risks and responses. In addition, RHC and RHEU maintain listing committees as described above.

In the United States, any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our RHC platform, that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, which may change and evolve over time based on changes in the cryptocurrency and its related ecosystem. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation, and guidance and statements from the SEC and states, such as the recent SEC Division of

Corporation Finance (“Corp Fin”) staff statements, have clarified the analysis for specific cryptocurrencies. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC had not historically provided advance confirmation on the status of any particular cryptocurrency as a security, (i) Corp Fin staff recently published statements that they do not view the offers and sales of certain “stablecoins” and “meme coins” to constitute the offer and sale of securities under the federal securities laws and (ii) senior officials at the SEC have previously indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which recently published a consumer alert concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, proposed legislation may provide guidelines for the regulation of stablecoins in the U.S. and may differ from the views set forth in the Corp Fin staff statement). With respect to all cryptocurrencies other than Bitcoin and Ethereum, there is less certainty about whether they would be viewed as securities under the applicable federal and securities laws. Furthermore, U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Additionally, the current presidential administration and control of Congress in the U.S. present considerable uncertainty as to cryptocurrency regulations and how regulators will apply the securities laws to cryptocurrencies and what changes Congress may enact with respect to cryptocurrencies. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our RHC platform is a “security” under U.S. law. For example, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. In November 2023, the SEC brought similar charges against Payward, Inc. and Payward Ventures Inc.) (collectively, “Kraken”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s focus on developing a federal securities laws framework for digital assets may resolve the case. In February 2025, Coinbase and the SEC entered into a joint stipulation to dismiss the SEC’s lawsuit with prejudice. Kraken has also announced that it has reached a settlement with the SEC. Several other digital assets market participants, including us, have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. Also, in April 2025, the Office of the Deputy Attorney General issued a memorandum (the “April DOJ Memo”), setting out new enforcement priorities for digital asset-related investigations and prosecutions by the DOJ. The April DOJ Memo directed prosecutors not to “target virtual currency exchanges, mixing and tumbling services, and offline wallets for the acts of their end users or unwitting violations of regulations”. The April DOJ Memo explained that the DOJ will instead prioritize cases against individuals who cause financial harm to digital asset investors and consumers and/or use digital assets in furtherance of other criminal conduct. The outcome of these matters (to the extent not yet dismissed) and decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that SEC Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force will be focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources judiciously.” While the SEC has formed the Crypto Task Force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors, the task force has only recently begun. From time to time, we also have received, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our RHC platform and added features and since December 2022, following the 2022 Crypto Bankruptcies, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the SEC find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received the May 2024 Wells Notice (as defined in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report). On February 21, 2025, SEC Enforcement closed the investigation, advising RHC in writing that it had concluded its investigation and did not intend to move forward with recommending an enforcement action.

To the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC platform are securities, that assertion or determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our RHC platform). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions, including disgorgement or penalties which could be material, for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer, national securities exchange, clearing agency, or other regulated entity without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our RHC platform and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if any supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. For instance, in April 2023, the SEC reopened the comment period and provided supplemental information on proposed amendments to the definition of “exchange” under Exchange Act Rule 3b-16, including reiterating the applicability of existing rules to platforms that trade crypto asset securities. In addition, our growth might be adversely affected if we are not able to expand our RHC platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

We continue to analyze the cryptocurrencies supported on the RHC platform under our internal policies and procedures (collectively, our “RHC Crypto Listing Framework”) on a periodic basis to ensure that they continue to meet our requirements for continued support on the RHC platform which include, among other factors, that we continue to believe they are not securities under relevant U.S. federal and state securities laws. We may make the determination to cease support for a cryptocurrency for any one or a variety of factors based on a totality of the circumstances under our RHC Crypto Listing Framework. However, an assertion or determination by the SEC or a court that a cryptocurrency supported by our RHC platform constitutes a security could also result in our determination that it is advisable to remove that cryptocurrency and others with similar characteristics to the cryptocurrency that was asserted or determined to be a security from our RHC platform. If we proactively remove certain cryptocurrencies from our RHC platform because the SEC, a state, or a court has asserted or determined they constitute securities or because they share similarities with such cryptocurrencies or otherwise do not meet our RHC Crypto Listing Framework, it has and could in the future negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such cryptocurrency on their platforms.

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

Our international expansion also subjects us to additional laws, regulations, or other government or regulatory scrutiny as discussed in “—Risks Related to Our Business—We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.” For example, the provisions of the Markets in Crypto-Assets Regulation (“MiCA”) went into effect as of December 30, 2024, and RHEU is now subject to the authorization, compliance, and disclosure regime of MiCA for crypto asset service providers (“CASP”). We must obtain a MiCA compliant CASP license in our home member state and compliance with such regulation requires the implementation of new systems and processes, and updates to our policies. While MiCA provides member states with the option of implementing a transitional period from December 30, 2024 to July 1, 2026, at this time, Lithuania’s Ministry of Finance and the Bank of Lithuania have adopted a MiCA transitional period for registrants in Lithuania to June 1, 2025. If we are unable to obtain a MiCA compliant CASP license by June 1, 2025, we may need to cease operations in the EU. Obtaining a MiCA compliant CASP license in our home EU member state could take longer than we expect and would adversely affect our international operations. Additionally, under recommendations from the Financial Crimes Enforcement Network, and the Financial Action Task Force, the United States and several foreign jurisdictions have imposed the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, and could also face penalties for technical violations or lose customers if it negatively impacts customer experience.

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

Furthermore, forks can lead to disruptions of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of customer cryptocurrencies. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some cryptocurrency platforms. Another possible result of a fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to gain the majority of the mining power of that network. Such disruption and loss could cause our company to be exposed to liability, even in circumstances where we have no intention of supporting a cryptocurrency compromised by a fork.

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

As of March 31, 2025, we have U.S. federal, state and non-U.S. net operating loss carryforwards (“NOLs”) available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For instance, for state income tax purposes, a California franchise tax law change limits the usability of California state NOLs to offset California taxable income in taxable years beginning on or after January 1, 2024 and before January 1, 2027. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, Total Platform Assets, Net Deposits, and Robinhood Gold Subscribers, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Funded Customers, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.

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

The trading price of our Class A common stock has been and might continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on November 8, 2022 (the day that FTX halted all non-fiat customer withdrawals from its platform), the intra-day trading price of our Class A common stock declined by as much as 18%, and on March 10, 2025 (amid a significant downturn in the equity markets driven by recession concerns and macroeconomic uncertainty), the intra-day trading price of our Class A common stock declined by as much as 20%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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

As of March 31, 2025, our founders and their related entities hold approximately 14% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 11 - Common Stock and Stockholders' Equity to our unaudited condensed consolidated financial statements in this Quarterly Report) and for issuance under our Employee Share Purchase Plan (“ESPP”). All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant). These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

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

On May 28, 2024, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock to return value to shareholders. In July 2024, Robinhood began to execute on the Repurchase Program and as of March 31, 2025, has made share repurchases of $579 million under the Repurchase Program. On April 30, 2025, we announced that the board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. While the Repurchase Program does not have an expiration date, the Company’s management expects to complete the remainder of the authorization over the next roughly two years, with flexibility to accelerate if market conditions warrant. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

Additionally, repurchasing our Class A common stock will reduce the amount of cash, cash equivalents and marketable securities we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the Repurchase Program will result in increased shareholder value. Furthermore, the timing and amount of repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements and other relevant factors. If we are unable to, or choose not to, repurchase shares under the Repurchase Program, this may have a negative impact on the perception of the Company as an investment opportunity by shareholders or investment analysts, which may in turn negatively impact the trading price of our Class A common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
On February 26, 2025, the Company completed the acquisition of TradePMR. The acquisition date fair value of the consideration transferred for TradePMR was approximately $175 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of 2,049,711 unvested shares of the Company's Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Refer to Note 3 - Business Combinations to our unaudited condensed consolidated financial statements in this Quarterly Report for more information on this transaction.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1, 2025 - January 31, 2025	349,922	$44.67	349,922	$728
February 1, 2025 - February 28, 2025	4,022,326	$48.37	4,022,326	$533
March 1, 2025 - March 31, 2025	2,796,121	$39.86	2,796,121	$421
Total	7,168,369	$44.87	7,168,369	$421
_______________
(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On May 28, 2024, we announced that the board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. On April 30, 2025, we announced that the board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. Refer to Note 11 - Common Stock and Stockholders' Equity of our unaudited condensed consolidated financial statements in this Quarterly Report for more information about the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) On February 14, 2025, Jason Warnick, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 525,000 shares of our Class A common stock on or prior to June 24, 2026. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
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

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1	Fourth Amended and Restated Credit Agreement, dated as of March 21, 2025, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2025-03-25	10.1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on April 30, 2025.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)