Form 10-Q
period 2025-06-30
Robinhood Markets, Inc.
filed 2025-07-31
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 24, 2025, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 773,963,666 and 114,711,427.

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

•our expectations with respect to our pending acquisition of WonderFi Technologies, Inc. (“WonderFi”);

•our expectations regarding legislative developments and their impact on us, including with respect to the One Big Beautiful Bill Act (the “OBBBA”), the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), and the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”);

•our expectation that management will exclude Bitstamp Ltd. (“Bitstamp”) from its assessment of internal control over financial reporting for 2025;

•the Repurchase Program (as defined below) and our current expectations with respect to timing;

•our belief that, based on our current level of operations, our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months; and
•our expectations regarding applying for a license under the Digital Financial Assets Law (“DFAL”) in connection with our cryptocurrency trading operations in California.
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
•operational and regulatory risks and expenditures prior to and following closing of our acquisitions and investments;
•the difficulty of complying with an extensive, complex, and changing regulatory environment, the risk of monetary and other penalties for noncompliance, and the need to adjust our business model in response to new or modified laws and regulations;
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
•the regulation, litigation, contractual, operational, and reputational risks associated with our introduction of new products such as Robinhood Stock Tokens in the European Economic Area (the “EEA”) and our staking services offered in the U.S.; and
•the risk that substantial future sales of Class A common stock in the public market, or the perception that they may occur, could cause the price of our stock to fall.

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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(in millions, except share and per share data)	2024	2025
Assets
Current assets:
Cash and cash equivalents	$4,332	$4,162
Cash, cash equivalents, and securities segregated under federal and other regulations	4,724	8,939
Receivables from brokers, dealers, and clearing organizations	471	374
Receivables from users, net	8,239	9,685
Securities borrowed	3,236	6,159
Deposits with clearing organizations	489	720
User-held fractional shares	2,530	3,083
Held-to-maturity investments	398	134
Prepaid expenses	75	108
Deferred customer match incentives	100	124
Other current assets	509	345
Total current assets	25,103	33,833
Property, software, and equipment, net	139	149
Goodwill	179	383
Intangible assets, net	38	191
Non-current deferred customer match incentives	195	267
Other non-current assets, including non-current prepaid expenses of $17 as of December 31, 2024 and $15 as of June 30, 2025	533	501
Total assets	$26,187	$35,324
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$397	$369
Payables to users	7,448	10,511
Securities loaned	7,463	12,640
Fractional shares repurchase obligation	2,530	3,083
Other current liabilities	266	519
Total current liabilities	18,104	27,122
Other non-current liabilities	111	130
Total liabilities	18,215	27,252
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and June 30, 2025.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,903,997 shares issued and outstanding as of December 31, 2024; 21,000,000,000 shares authorized, 771,931,128 shares issued and outstanding as of June 30, 2025.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 119,588,986 shares issued and outstanding as of December 31, 2024; 700,000,000 shares authorized, 116,286,427 shares issued and outstanding as of June 30, 2025.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and June 30, 2025.	—	—
Additional paid-in capital	12,008	11,378
Accumulated other comprehensive income (loss)	(1)	7
Accumulated deficit	(4,035)	(3,313)
Total stockholders’ equity	7,972	8,072
Total liabilities and stockholders’ equity	$26,187	$35,324
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2024	2025	2024	2025
Revenues:
Transaction-based revenues	$327	$539	$656	$1,122
Net interest revenues	285	357	539	647
Other revenues	70	93	105	147
Total net revenues	682	989	1,300	1,916

Operating expenses:
Brokerage and transaction	40	48	75	98
Technology and development	209	214	405	428
Operations	28	29	56	60
Provision for credit losses	18	28	34	52
Marketing	64	99	131	204
General and administrative	134	132	252	265
Total operating expenses	493	550	953	1,107

Other income, net	2	3	6	4
Income before income taxes	191	442	353	813
Provision for income taxes	3	56	8	91
Net income	$188	$386	$345	$722
Net income attributable to common stockholders:
Basic	$188	$386	$345	$722
Diluted	$188	$386	$345	$722
Net income per share attributable to common stockholders:
Basic	$0.21	$0.44	$0.39	$0.82
Diluted	$0.21	$0.42	$0.38	$0.79
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	881,076,624	882,149,402	878,198,015	883,356,794
Diluted	904,490,572	909,127,658	900,026,613	911,013,005
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Net income	$188	$386	$345	$722
Other comprehensive income, net of tax:
Foreign currency translation	—	7	—	8
Reclassification adjustment for net gains included in net income	2	—	3	—
Total other comprehensive income, net of tax	2	7	3	8
Total comprehensive income	$190	$393	$348	$730
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2025
Operating activities:
Net income	$345	$722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35	41
Provision for credit losses	34	52
Share-based compensation	148	151
Other	(1)	8
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	(547)	199
Receivables from brokers, dealers, and clearing organizations	(60)	112
Receivables from users, net	(1,538)	(1,300)
Securities borrowed	(615)	(2,923)
Deposits with clearing organizations	(213)	(231)
Current and non-current prepaid expenses	(20)	(24)
Current and non-current deferred customer match incentives	(196)	(96)
Other current and non-current assets	(128)	351
Accounts payable and accrued expenses	(26)	(112)
Payables to users	692	1,948
Securities loaned	1,544	5,177
Other current and non-current liabilities	(23)	76
Net cash provided by (used in) operating activities	(569)	4,151
Investing activities:
Purchases of property, software, and equipment	(2)	(10)
Capitalization of internally developed software	(14)	(19)
Consideration transferred for business acquisitions	(6)	(399)
Cash, cash equivalents, and segregated cash acquired in business acquisitions	—	1,193
Purchases of held-to-maturity investments	(302)	—
Proceeds from maturities of held-to-maturity investments	289	266
Purchases of credit card receivables by Credit Card Funding Trust	(70)	(1,528)
Collections of purchased credit card receivables	48	1,346
Asset acquisition, net of cash acquired	(3)	—
Other	1	(8)
Net cash provided by (used in) investing activities	(59)	841
Financing activities:
Proceeds from exercise of stock options	8	11
Proceeds from issuance of common stock under the Employee Share Purchase Plan	10	15
Taxes paid related to net share settlement of equity awards	(99)	(372)
Repurchase of Class A common stock	—	(446)
Draws on credit facilities	11	1
Repayments on credit facilities	(11)	(1)
Borrowings by the Credit Card Funding Trust	17	104
Change in principal collected from customers due to Coastal Bank	7	1
Repayments on borrowings by the Credit Card Funding Trust	(1)	—
Payments of debt issuance costs	(14)	(16)
Net cash used in financing activities	(72)	(703)
Effect of foreign exchange rate changes on cash and cash equivalents	—	8
Net increase (decrease) in cash, cash equivalents, segregated cash, and restricted cash	(700)	4,297
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	9,346	8,695
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$8,646	$12,992

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,524	$4,162
Segregated cash and cash equivalents, end of the period	4,037	8,740
Restricted cash in other current assets, end of the period	69	72
Restricted cash in other non-current assets, end of the period	16	18
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$8,646	$12,992
Supplemental disclosures:
Cash paid for interest	$8	$12
Cash paid for income taxes, net of refund received	$6	$82
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of March 31, 2024	878,360,256	$—	$12,176	$(2)	$(5,289)	$6,885
Net income	—	—	—	—	188	188
Issuance of common stock in connection with stock option exercises	560,457	—	4	—	—	4
Issuance of common stock in connection with Employee Share Purchase Plan	1,555,893	—	10	—	—	10
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	4,069,163	—	(59)	—	—	(59)
Change in other comprehensive income	—	—	—	2	—	2
Share-based compensation	—	—	92	—	—	92
Balance as of June 30, 2024	884,545,769	$—	$12,223	$—	$(5,101)	$7,122

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of March 31, 2025	884,574,785	$—	$11,652	$—	$(3,699)	$7,953
Net income	—	—	—	—	386	386
Issuance of common stock in connection with stock option exercises	1,367,858	—	4	—	—	4
Issuance of common stock in connection with warrants exercises, net of shares withheld	834,489	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	553,712	—	15	—	—	15
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	3,888,466	—	(252)	—	—	(252)
Repurchase and retirement of Class A common stock	(3,001,755)	—	(124)	—	—	(124)
Change in other comprehensive income	—	—	—	7	—	7
Share-based compensation	—	—	83	—	—	83
Balance as of June 30, 2025	888,217,555	$—	$11,378	$7	$(3,313)	$8,072

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	345	345
Issuance of common stock in connection with stock option exercises	1,825,473	—	8	—	—	8
Issuance of common stock in connection with Employee Share Purchase Plan	1,555,893	—	10	—	—	10
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	9,001,739	—	(99)	—	—	(99)
Change in other comprehensive income	—	—	—	3	—	3
Share-based compensation	—	—	159	—	—	159
Balance as of June 30, 2024	884,545,769	$—	$12,223	$—	$(5,101)	$7,122

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2024	884,492,983	$—	$12,008	$(1)	$(4,035)	$7,972
Net income	—	—	—	—	722	722
Issuance of common stock in connection with stock option exercises	3,071,852	—	11	—	—	11
Issuance of common stock in connection with warrants exercises, net of shares withheld	1,251,742	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	553,712	—	15	—	—	15
Issuance of common stock in connection with business combination	2,049,711	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	6,967,679	—	(372)	—	—	(372)
Repurchase and retirement of Class A common stock	(10,170,124)	—	(446)	—	—	(446)
Change in other comprehensive income	—	—	—	8	—	8
Share-based compensation	—	—	162	—	—	162
Balance as of June 30, 2025	888,217,555	$—	$11,378	$7	$(3,313)	$8,072

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

We are continuously introducing new products and diversifying our services that further expand access to the financial system. In February 2025, we acquired TradePMR, a custodial and portfolio management platform for Registered Investment Advisors (“RIAs”). In March 2025, we launched Robinhood Strategies, a digital investment advisory service that offers tailored, expert-managed, and goal-based portfolios directly within our mobile platform, featuring low and capped fees. In June 2025, we acquired Bitstamp, a globally-scaled cryptocurrency exchange with institutional and retail customers.

Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, equities, and futures through our platforms. Options, cryptocurrencies, and equities transactions are routed through market makers, who are responsible for trade execution. For certain cryptocurrency transactions, we match user orders using an industry-standard matching engine. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. For futures, users are legally obligated to buy or sell the underlying asset at a specified future date, with the price determined at the time of trade execution. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on our unaudited condensed consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platforms (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans), and, as a result, user-held cryptocurrencies are not presented on our unaudited condensed consolidated balance sheets.
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers in excess of 10% of total revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Market makers:
Citadel Securities, LLC	12%	13%	12%	12%
All others individually less than 10%	34%	39%	36%	47%
Total as percentage of total revenue	46%	52%	48%	59%

Concentrations of Credit Risk
We are engaged in various trading and brokerage activities in which the counterparties primarily include broker-dealers, banks, cryptocurrency market makers, and other financial institutions. In the event our counterparties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. Default of a counterparty in equities and options trades, which are facilitated through clearinghouses, would generally be spread among the clearinghouse’s members rather than falling entirely on us. It is our policy to review, as necessary, the credit standing of each counterparty.
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
The acquisition date fair value of the consideration transferred for TradePMR was approximately $175 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of 2,049,711 unvested shares of the Company’s Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. These shares are not part of the equity incentive plans described in Note 11 - Common Stock and Stockholders’ Equity.
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

(in millions)	Fair Value
Cash and cash equivalents	$25
Receivables from brokers, dealers, and clearing organizations	5
Prepaid expenses	1
Other current assets	9
Other non-current assets	3
Goodwill	112
Intangible assets	81
Accounts payable and accrued expenses	(1)
Other current liabilities	(19)
Other non-current liabilities	(41)
Net assets acquired	$175
During the second quarter of 2025, we recorded measurement period adjustments of $3 million increase to receivables from brokers, dealers, and clearing organizations, and $1 million decrease to each of other current assets and other non-current assets, with a corresponding $1 million decrease to goodwill based on facts and circumstances as of the acquisition date.
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
Acquisition of Bitstamp
On June 2, 2025, we acquired all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers. This acquisition of Bitstamp accelerates our expansion worldwide, including across the European Union (“EU”), the United Kingdom (“U.K.”), and Asia. The acquisition date fair value of the consideration transferred for Bitstamp was approximately $224 million following customary purchase price adjustments and was entirely paid in cash.
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

(in millions)	Fair Value
Cash and cash equivalents	$65
Cash and securities segregated under federal and other regulations	1,103
Receivable from users, net	13
Prepaid expenses	6
Other current assets	15
Other non-current assets	8
Goodwill	91
Intangible assets	72
Accounts payable and accrued expenses	(28)
Payable to users	(1,115)
Other current liabilities	(4)
Other non-current liabilities	(2)
Net assets acquired	$224
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Bitstamp and anticipated operational synergies. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Developed technology	$42	5
Licenses	21	N/A
Customer relationships	5	18
Other	3	N/A
Trade name	1	2
Total	$72

The overall weighted average useful life of the identified amortizable intangible assets acquired is 6.14 years. The estimated fair value of the intangible assets acquired approximate the amounts a market participant would pay for these intangible assets as of the acquisition date. We used a multi-period excess earnings method to estimate the fair value of developed technology, the distributor method to estimate the fair value of customer relationships, the cost approach to estimate the fair value of licenses, and the relief from royalty method to estimate the fair value of trade names.
Pro forma results of operations for Bitstamp have not been presented as the effect of this acquisition was not material to our consolidated financial statements.
Pending Acquisition of WonderFi
On May 12, 2025, we entered into an agreement to acquire all outstanding equity of WonderFi, a Canadian leader in digital asset products and services, for Canadian dollars (“C$”) C$0.36 per share, representing a total equity value of approximately $180 million. The pending acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2025.
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in millions)	Carrying Amount
As of December 31, 2024	$179
Additions	203
Foreign currency translation adjustment	1
As of June 30, 2025	$383
There was no impairment of goodwill during the six months ended June 30, 2025.
Intangible Assets
The components of intangible assets, net as of June 30, 2025 were as follows:

(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Developed technology	$102	$(16)	$86	4.36
Customer relationships	64	(4)	60	12.09
Trade names	3	(1)	2	2.87
Indefinite-lived intangible assets	44	—	44	N/A
Foreign currency translation adjustment	(1)	—	(1)	N/A
Total	$212	$(21)	$191

Amortization expense of intangible assets was $5 million and $10 million for the three and six months ended June 30, 2025. There was an immaterial impairment of intangible assets during the three and six months ended June 30, 2025.
As of June 30, 2025, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
Remainder of 2025	$14
2026	28
2027	24
2028	21
2029	20
Thereafter	40
Total	$147

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Transaction-based revenues:
Options	$182	$265	$336	$505
Cryptocurrencies	81	160	207	412
Equities	40	66	79	122
Other	24	48	34	83
Total transaction-based revenues	327	539	656	1,122

Net interest revenues:
Margin interest	73	114	145	224
Interest on segregated cash, cash equivalents, securities, and deposits	68	77	126	133
Cash Sweep	44	60	83	108
Interest on corporate cash and investments	66	46	136	95
Securities lending, net	34	54	49	77
Credit card, net	6	13	12	23
Interest expenses related to credit facilities	(6)	(8)	(12)	(14)
Other	—	1	—	1
Total net interest revenues	285	357	539	647

Other revenues:
Robinhood Gold subscription revenues	26	44	49	82
Proxy revenues	38	36	45	45
Other	6	13	11	20
Total other revenues	70	93	105	147

Total net revenues	$682	$989	$1,300	$1,916
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Interest revenue	$27	$40	$40	$64
Interest expense	(4)	(6)	(6)	(10)
Fully-Paid Securities Lending, net	$23	$34	$34	$54
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
As of June 30, 2025, contract liabilities include $28 million of unearned Robinhood Gold subscription revenue, recognized when users remit cash payments in advance of the time we satisfy our performance obligations. The unearned subscription revenue was recorded as other current liabilities on the unaudited condensed consolidated balance sheets. Contract liabilities also include $21 million of TradePMR performance obligations acquired as part of the TradePMR acquisition, with $8 million recorded in other current liabilities and $13 million in other non-current liabilities which was recorded on the unaudited condensed consolidated balance sheets. This liability represents consideration received in advance of satisfying the related performance obligations and is subject to repayment if certain contractual conditions are not met.

The table below sets forth contract receivables and liabilities balances for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2025	$294	$11
End of the period, June 30, 2025	215	50
Changes during the period	$(79)	$39
The difference between the opening and ending balances of our contract receivables was primarily driven by lower cryptocurrency transaction-based revenues due to decreased trading volumes and timing differences between our performance and counterparty payments, partially offset by higher equities and options transaction-based revenues and higher revenues from our proxy services.
The difference between the opening and ending balances of our contract liabilities was primarily driven by an increase in TradePMR performance obligations, timing differences between our performance and customer billing, and an increase in Robinhood Gold Subscribers.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses, which is primarily related to fraudulent activities, included in receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Beginning balance	$19	$16	$15	$14
Provision for credit losses	4	9	10	20
Write-offs	(8)	(6)	(10)	(16)
Recoveries	—	1	—	2
Ending Balance	$15	$20	$15	$20
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

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Beginning balance	$32	$39	$32	$40
Provision for credit losses	11	7	19	14
Payments to Coastal Bank	(9)	(7)	(18)	(15)
Recoveries	—	1	1	1
Ending balance	$34	$40	$34	$40

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Beginning balance	$2	$15	$1	$11
Provision for credit losses	3	12	5	18
Write-offs	(2)	(3)	(3)	(5)
Ending balance	$3	$24	$3	$24
The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $3 million as of December 31, 2024, and $6 million as of June 30, 2025, were not included in the tables below.

(in millions, except for percentages)	December 31, 2024
		Past due receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$186	$2	$1	$3	$189
Off-balance sheet	177	15	10	25	202
Total credit card loans	$363	$17	$11	$28	$391
% of Total loans	93%	4%	3%	7%	100%

(in millions, except for percentages)	June 30, 2025
		Past due receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$349	$8	$3	$11	$360
Off-balance sheet	179	15	8	23	202
Total credit card loans	$528	$23	$11	$34	$562
% of Total loans	94%	4%	2%	6%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers’ financial condition. The key indicator we monitor when assessing the credit quality and risk is customers’ credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2024 and June 30, 2025. Our receivables by FICO scores:

	December 31,		June 30,
(in millions, except FICO scores)	2024	% of Total loans	2025	% of Total loans
Below 640	$64	16%	$88	16%
640-690	100	26%	150	27%
Greater than 690	227	58%	324	57%
Total credit card loans	$391	100%	$562	100%
NOTE 7: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2024 and June 30, 2025, we had $750 million and $250 million of available-for-sale time deposits classified as cash equivalents on the unaudited condensed consolidated balance sheets. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

Held-to-maturity
The following tables summarize our held-to-maturity investments:

	December 31, 2024
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$337	$—	$1	$—	$338
Corporate debt securities	51	—	—	—	51
U.S. government agency securities	10	—	—	—	10
Total held-to-maturity investments	$398	$—	$1	$—	$399

	June 30, 2025
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$131	$—	$—	$—	$131
U.S. government agency securities	3	—	—	—	3
Total held-to-maturity investments	$134	$—	$—	$—	$134
There were no sales of held-to-maturity investments during the three and six months ended June 30, 2025.
The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity:

	December 31, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$337	$—	$337
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$398	$—	$398

Fair value
Debt securities:
U.S. Treasury securities	$338	$—	$338
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$399	$—	$399

	June 30, 2025
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$131	$—	$131
U.S. government agency securities	3	—	3
Total held-to-maturity investments	$134	$—	$134

Fair value
Debt securities:
U.S. Treasury securities	$131	$—	$131
U.S. government agency securities	3	—	3
Total held-to-maturity investments	$134	$—	$134
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$750	$—	$750
Money market funds	53	—	—	53
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	1,193	—	—	1,193
Other current assets:
Stablecoin	361	—	—	361
Equity securities - securities owned	15	—	—	15
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	2,530	—	—	2,530
Total financial assets	$4,154	$750	$—	$4,904

Liabilities
Fractional shares repurchase obligations	$2,530	$—	$—	$2,530
Total financial liabilities	$2,530	$—	$—	$2,530

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$250	$—	$250
Money market funds	2	—	—	2
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	397	—	—	397
Deposits with clearing organizations:
U.S. Treasury securities(1)	1	—	—	1
Other current assets:
Equity securities - securities owned	15	—	—	15
Stablecoin	5	—	—	5
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	3,083	—	—	3,083
Total financial assets	$3,505	$250	$—	$3,755

Liabilities
Fractional shares repurchase obligations	3,083	—	—	3,083
Total financial liabilities	$3,083	$—	$—	$3,083

____________________________
(1) As of June 30, 2025, $1 million of our U.S. Treasury securities are deposited with an exchange to enable the execution, clearing, and settlement of event contracts.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$338	$—	$—	$338
Corporate debt securities	—	51	—	51
U.S. government agency securities	—	10	—	10
Total held-to-maturity investments	$338	$61	$—	$399

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$131	$—	$—	$131
U.S. government agency securities	—	3	—	3
Total held-to-maturity investments	$131	$3	$—	$134

The fair values used for held-to-maturity investments are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, relevant yield curves, credit spreads and prices from market makers and live trading systems. Management reviews the valuation methodology and quality controls utilized by the pricing services in management’s overall assessment of the reasonableness of the fair values provided.
During the six months ended June 30, 2025, we did not have any transfers in or out of Level 3 assets or liabilities.
NOTE 8: INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2024	2025	2024	2025
Income before income taxes	$191	$442	$353	$813
Provision for income taxes	3	56	8	91
Effective tax rate	1.8%	12.7%	2.4%	11.2%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three and six months ended June 30, 2024, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable. For the three and six months ended June 30, 2025, the ETR was lower than the U.S. federal statutory rate primarily due to excess tax benefits from SBC.
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence for the six months ended June 30, 2025, we believe it is more likely than not that the tax benefits of our California, certain other U.S. states and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.
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

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2024 and June 30, 2025:

	December 31,	June 30,
(in millions)	2024	2025
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$3,236	$6,159
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	3,236	6,159
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	3,236	6,159
Fair value of securities borrowed from users and third parties	(3,118)	(6,122)
Net amount	$118	$37

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$7,463	$12,640
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	7,463	12,640
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	7,463	12,640
Fair value of securities pledged to counterparties	(6,887)	(12,212)
Net amount	$576	$428
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2024 and June 30, 2025, we were permitted to re-pledge securities with a fair value of $11.04 billion and $12.86 billion under margin account agreements with users. As of December 31, 2024, we were permitted to re-pledge securities with a fair value of an immaterial balance that we borrowed under the master securities loan agreements (“MSLAs”) with third parties. As of June 30, 2025, there were no securities re-pledged from borrowing under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2024 and June 30, 2025, we were permitted to borrow securities with a fair value of $38.70 billion and $52.15 billion including securities with a fair value of $3.12 billion and $6.12 billion that we had borrowed from users.
As of December 31, 2024 and June 30, 2025, we had re-pledged securities with a fair value of $6.89 billion and $12.21 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2024 and June 30, 2025, we had re-pledged $1.60 billion and $2.34 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 10: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2025 Credit Agreement
On March 21, 2025, RHM entered into the Third Amended and Restated Credit Agreement with a syndicate of banks (the “RHM March 2025 Credit Agreement”) amending and restating the unsecured revolving line of credit entered into in March 2024 (refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2024 Form 10-K for more information). The RHM March 2025 Credit Agreement has an initial commitment of $1 billion with a maturity date of March 21, 2028. Under circumstances described in the RHM March 2025 Credit Agreement, the aggregate commitments may be increased from time to time by up to $250 million in the aggregate (the “Accordion”), for a total commitment of up to $1.25 billion. On June 12, 2025, we increased the commitment from $1 billion to $1.125 billion pursuant to the Accordion and as a result reduced the available incremental commitment available pursuant to the Accordion by a corresponding amount. Borrowings under the RHM March 2025 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin rate of 1.50%. For purposes of the RHM March 2025 Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2025 Credit Agreement.
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
The RHS March 2025 Credit Agreement provides for a 364-day senior secured revolving credit facility with a total commitment of $2.65 billion. Under circumstances described in the RHS March 2025 Credit Agreement, the aggregate commitments may be increased by up to $1.325 billion via an accordion feature, for a total commitment of $3.975 billion. Borrowings under the credit facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof, with each tranche being secured by different assets of RHS as set forth in the RHS March 2025 Credit Agreement. Borrowings under the RHS March 2025 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple SOFR (as defined in the RHS March 2025 Credit Agreement) plus 0.10% , (ii) the Federal Funds Effective Rate (as defined in the RHS March 2025 Credit Agreement) and (iii) the Overnight Bank Funding Rate (as defined in the RHS March 2025 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.50%.
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
As of December 31, 2024 and June 30, 2025, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.

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
As of June 30, 2025, the Trust had two arrangements in place, one to borrow up to $200 million from Barclays Bank (“Barclays”) and one to borrow up to $200 million from Silicon Valley Bank (“SVB”), which was amended on March 17, 2025 to increase the borrowing capacity and extend the maturity date.
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
As of December 31, 2024 and June 30, 2025, the weighted average interest rate of the SVB and Barclays arrangements was 7.81% and 6.58%. As of December 31, 2024 and during the three and six months ended June 30, 2025, the Trust purchased $748 million, $979 million and $1.5 billion of credit card receivables. As of December 31, 2024 and June 30, 2025, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $179 million and $336 million, and the outstanding balance of borrowing principal and interest was $131 million and $236 million. For the three and six months ended June 30, 2024 and 2025, the related interest revenue and expense of the Trust were immaterial.
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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of June 30, 2025, the off-balance sheet credit card receivables funded under the Program Agreement was $202 million.

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
Cryptocurrency Held in Custody on Behalf of Users

We hold cryptocurrencies in custody on behalf of our users totaling $35.2 billion and $41.1 billion at fair value at December 31, 2024 and June 30, 2025, and these assets were not recorded on our unaudited condensed consolidated balance sheets. The fair value was determined based on observed market pricing representing the last price executed for trades of each cryptocurrency at period ends. We also considered whether a liability representing anticipated losses from crypto assets which we hold in custody on behalf of users should be recognized and determined the likelihood of such losses was remote. As such, we did not record a liability at December 31, 2024 and June 30, 2025.
NOTE 11: COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of June 30, 2025, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of June 30, 2025, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 10.79 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. As of June 30, 2025, 2.08 million warrants had been exercised via net settlement, resulting in 1.25 million shares of Class A common stock issued, and the maximum purchase amount of all remaining outstanding warrants was $287 million.

Share Repurchase Program
On May 28, 2024, we announced that our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. On April 30, 2025, we announced that our board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. While the Repurchase Program does not have an expiration date, we expect to execute over the next roughly two years with flexibility to accelerate if market conditions warrant. The timing and amount of repurchase transactions will be determined by us from time to time at our discretion based on our evaluation of market conditions, share price, and other factors. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. All shares repurchased will be subsequently retired. For the three and six months ended June 30, 2025, we repurchased approximately 3 million and 10 million shares of our Class A common stock for $124 million and $446 million.
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
As of June 30, 2025, an aggregate of 492 million shares had been authorized for issuance under our Amended and Restated 2013 Stock Plan, as amended, 2020 Equity Incentive Plan, as amended, and 2021 Plan, of which 161 million shares had been issued under the plans, 25 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 306 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity for the six months ended June 30, 2025, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	18,233,088	$15.20
Granted	5,869,204	47.28
Vested	(8,807,016)	19.11
Forfeited	(1,274,311)	18.27
Unvested at June 30, 2025	14,020,965	$25.90

Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”).
The following table summarizes the activity for the six months ended June 30, 2025:

	Not Eligible to Vest(1)	Total Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	11,065,463	11,065,463	$26.04
Granted	—	—	—
Vested(2)	(4,149,549)	(4,149,549)	28.98
Forfeited	—	—	—
Unvested at June 30, 2025	6,915,914	6,915,914	$24.27
________________
(1)Represents RSUs that have not yet become eligible to vest because share price targets have not yet been achieved.
(2)Represents RSUs that vested based on satisfaction of time-based service requirements and achievement of a share price target.
Acquisition of TradePMR
In connection with the acquisition of TradePMR, we issued 2,049,711 unvested shares of Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, that will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. These shares are not part of the equity incentive plans described above. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. The following table summarizes the activity for the six months ended June 30, 2025:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	—	$—
Issued	2,049,711	48.85
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2025	2,049,711	$48.85
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Brokerage and transaction	$3	$3	$5	$5
Technology and development	52	39	96	83
Operations	2	2	4	3
Marketing	1	2	3	4
General and administrative	28	32	40	56
Total(1)	$86	$78	$148	$151
________________
(1)For the three and six months ended June 30, 2024, SBC expense primarily consisted of $81 million and $149 million related to Time-Based RSUs and $1 million and negative $8 million related to Market-Based RSUs as a result of a reversal of $11 million of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer. For the three and six months ended June 30, 2025, SBC expense primarily consisted of $75 million and $145 million related to Time-Based RSUs. All eligible to vest Market-Based RSUs have been fully expensed in 2024.
We capitalized SBC expense related to internally developed software of $5 million and $11 million during the three and six months ended June 30, 2025 compared to $6 million and $11 million for the same periods in the prior year.
As of June 30, 2025, there was $426 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.21 years.

NOTE 12: NET INCOME PER SHARE
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

(in millions, except share and per share data)	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2025		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$162	$26	$336	$50	$296	$49	$627	$95
Net income attributable to common stockholders	$162	$26	$336	$50	$296	$49	$627	$95
Denominator
Weighted-average common shares outstanding - basic	757,466,271	123,610,353	766,921,920	115,227,482	753,481,841	124,716,174	767,034,447	116,322,347
Basic EPS	$0.21	$0.21	$0.44	$0.44	$0.39	$0.39	$0.82	$0.82

Diluted EPS:
Numerator
Net income	$162	$26	$336	$50	$296	$49	$627	$95
Reallocation of net income as a result of conversion of Class B to Class A common stock	26	—	50	—	49	—	95	—
Reallocation of net income to Class B common stock	—	(1)	—	(2)	—	(1)	—	(3)
Net income for diluted EPS	$188	$25	$386	$48	$345	$48	$722	$92
Denominator
Weighted-average common shares outstanding - basic	757,466,271	123,610,353	766,921,920	115,227,482	753,481,841	124,716,174	767,034,447	116,322,347
Dilutive effect of stock options and unvested shares	23,413,948	—	26,978,256	—	21,828,598	—	27,656,211	—
Conversion of Class B to Class A common stock	123,610,353	—	115,227,482	—	124,716,174	—	116,322,347	—
Weighted-average common shares outstanding - diluted	904,490,572	123,610,353	909,127,658	115,227,482	900,026,613	124,716,174	911,013,005	116,322,347
Diluted EPS	$0.21	$0.21	$0.42	$0.42	$0.38	$0.38	$0.79	$0.79
The following potential common shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Market-Based RSUs	16,137,131	6,915,914	16,137,131	6,915,914
Time-Based RSUs	903,985	55,304	1,861,749	27,805
Warrants	14,278,034	—	14,278,034	—
Total anti-dilutive securities	31,319,150	6,971,218	32,276,914	6,943,719

NOTE 13: LEASES
Our operating leases are substantially comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	June 30,
(in millions)	Classification	2024	2025
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$94	$99

Lease liabilities:
Current operating lease liabilities	Other current liabilities	21	22
Non-current operating lease liabilities	Other non-current liabilities	110	112
Total lease liabilities		$131	$134
Cash flows related to leases were as follows:

	Six Months Ended June 30,
(in millions)	2024	2025
Operating cash flows:
Payments for operating lease liabilities	$13	$15
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$5	$14
NOTE 14: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $128 million as of December 31, 2024 and $45 million as of June 30, 2025. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of June 30, 2025 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, Robinhood Financial LLC (“RHF”), and RHS. Five cases were consolidated in the United States District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023. In March 2024, Plaintiffs filed a motion for class certification, which Robinhood opposed. In October 2024, the court denied class certification without prejudice. In June 2025, Robinhood agreed to a settlement in principle with plaintiffs, which will be subject to approval by the court.

State Regulatory Matters
The New York Attorney General is conducting an investigation into brokerage execution quality and collaring the prices of certain trade orders. The Massachusetts Securities Division (“MSD”) is examining RHF’s customer complaint supervision, the disruptions experienced by Blue Oceans ATS, LLC (“BOATS”) during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024, and the offerings of presidential election and sports event contracts. The Florida Attorney General is conducting an investigation concerning, among other things, representations about cryptocurrency trading costs and/or fees. We are cooperating with these investigations.

Financial Industry Regulatory Authority (“FINRA”) Settlement

On March 6, 2025, RHF and RHS resolved FINRA Enforcement and Examination staff’s investigations and examinations concerning RHS’s reporting of fractional share trades, as applicable, to

FINRA, FINRA Trade Reporting Facilities (“TRF”), and Consolidated Audit Trail (“CAT”), reporting of accounts holding significant options positions to the Large Option Position Report system, processing of certain requests for transfers of assets from Robinhood through the Automated Customer Account Transfer Service (“ACATS”), responses to Electronic Blue Sheets (“EBS”) requests from FINRA, compliance with FINRA Rules 6190, 5260, and 6121, and short interest reporting; RHF’s marketing involving social media influencers and affiliates, collaring the prices of certain trade orders, compliance with regulations governing the delivery of required documents, origin code reporting for professional customers, and Customer Identification Program (“CIP”); RHF and RHS’s compliance with FINRA registration requirements for member personnel; the Early 2021 Trading Restrictions (as defined below); employee trading issues as described more fully below; account takeovers (i.e., circumstances under which an unauthorized actor successfully logs into a customer account); and anti-money laundering (“AML”) compliance and cybersecurity issues (together, the “March 2025 FINRA Settlement”). RHF and RHS paid a penalty totaling $26 million to resolve these investigations, plus restitution of approximately $3.76 million plus interest to certain customers identified by FINRA. RHF and RHS also agreed to certain undertakings.

Brokerage Enforcement Matters
FINRA Enforcement and Examination staff are conducting investigations related to, among other things, RHS’s and RHF’s compliance with best execution obligations; matters related to RHS’s and RHF’s supervision of technology; and the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024. In June 2025, FINRA advised us in writing that it had closed the previously disclosed investigation into the delays in notification from third parties and process failures within our brokerage systems and operations in connection with the handling of a 1-for-25 reverse stock split transaction of Cosmos Health, Inc. in December 2022.

The Federal Deposit Insurance Corporation (“FDIC”) is investigating issues related to compliance with the Electronic Funds Transfer Act (“EFTA”).

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

In November 2021, plaintiffs for the federal securities tranche filed a complaint alleging violations of Sections 9(a) and 10(b) of the Exchange Act. The complaint seeks unspecified monetary damages, costs and expenses, and other relief. In January 2022, we moved to dismiss the federal securities law complaint. In August 2022, the court granted in part and denied in part Robinhood’s motion to dismiss. In November 2023, the court denied Plaintiffs’ motion for class certification without prejudice. In April 2024, the court denied Plaintiffs’ motion for leave to file a renewed motion for class certification. On May 28, 2024, Robinhood notified the court that it had reached a settlement in principle with the Plaintiffs in their individual capacities. Robinhood subsequently notified the court that one of these Plaintiffs was unwilling to sign the settlement agreement and requested additional time to negotiate with that individual. On August 14, 2024, the court dismissed the lead and named Plaintiffs’ claims. Robinhood has reached settlements with a number of remaining individual plaintiffs. Robinhood’s motion to compel arbitration for the remaining Robinhood customer plaintiffs has been granted.

RHM, RHF, RHS, and our Chief Executive Officer (“CEO”), Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice ("DOJ”), Antitrust Division, FINRA, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. On March 6, 2025, as described more fully above, we resolved FINRA’s investigations into these matters as part of the March 2025 FINRA Settlement.

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
Cash Sweep Litigation
In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. In January 2025, Robinhood filed a motion to dismiss. On April 28, 2025, the court granted in part and denied in part Robinhood’s motion to dismiss. In May 2025, RHM, RHF, and RHS were sued in a putative class action captioned Deeney v. Robinhood Markets, Inc. et al., in the U.S. District Court for the Northern District of California, which also made allegations related to Robinhood’s cash sweep program. The complaint sought, among other things, certification of the class, unspecified monetary damages, attorneys’ fees and costs, and restitution. The parties in Dey and Deeney have agreed to consolidate the matters and Plaintiffs have filed an amended consolidated complaint. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief.
Event Contracts Litigation
In June 2025, RHM and Robinhood Derivatives, LLC (“RHD”) were sued along with several co-defendants, in state court in six states (Georgia, Illinois, Kentucky, Massachusetts, Ohio and South Carolina) by Georgia Gambling Recovery LLC, Illinois Gambling Recovery LLC, Kentucky Gambling Recovery LLC, Massachusetts Gambling Recovery LLC, Ohio Gambling Recovery LLC, and South Carolina Gambling Recovery LLC respectively. Each plaintiff asserts a claim under the respective state’s Statute of Anne, which are statutes that permit recovery of gambling losses under certain conditions, which vary by state. Each plaintiff seeks damages for losses allegedly sustained in trading certain event contracts, including damage multipliers in certain states, attorney’s fees and costs, and declaratory relief. Robinhood has been served in Ohio and has removed the case to the U.S District Court for the Northern District of Ohio.
In July 2025, RHM and RHD were sued by the Blue Lake Rancheria, Chicken Ranch Rancheria of Me-Wuk Indians, and Picayune Rancheria of the Chukchansi Indians in the U.S. District Court for the Northern District of California. The complaint alleges that certain event contracts offered by RHD are unlawful sports gambling activity. The tribes allege several causes of action including violation of the Indian Gaming Regulatory Act, violation of tribal gaming Ordinances, civil violation of the Racketeer Influenced and Corrupt Organizations Act, infringement of tribal sovereignty, and false advertising under the Lanham Act. The complaint seeks injunctive relief, declaratory relief, damages, treble damages, costs, and attorney’s fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which might not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Data as of and for the three and six months ended June 30, 2024 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
•Funded Customers: We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account. Individuals who share a funded joint investing account (which launched in July 2024) are each considered to be a Funded Customer. Starting in Q1 2025, individuals who are customers of RIAs that use the TradePMR platform, and, starting in June 2025, customers of Bitstamp, are also considered Funded Customers.
•Total Platform Assets: We define Total Platform Assets as the sum of the fair value of all equities, options, cryptocurrency, futures (including options on futures, swaps, and event contracts), cash held by users in their accounts, net of receivables from users (previously reported as Assets Under Custody), and any such assets managed by RIAs using TradePMR’s platform that are not custodied by Robinhood, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in Total Platform Assets in any given period. Starting in June 2025, the fair value of all cryptocurrency includes cryptocurrency on Bitstamp.
•Net Deposits: We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, and cash or assets earned in connection with Company promotions (such as account transfer and retirement match incentives, free stock bonuses, and lending and staking rewards by Bitstamp) received by customers, net of reversals, customer cash withdrawals, margin interest, Robinhood Gold subscription fees, and assets transferred off of our platforms for a stated period. Starting in June 2025, Net Deposits include results from Bitstamp. Due to data limitations, we have not included TradePMR client figures in our Net Deposits key performance metric.
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
•Cash Sweep: We define Cash Sweep as the period-end total amount of participating users’ uninvested brokerage cash that has been automatically “swept” or moved from their brokerage accounts into deposits for their benefit at a network of program banks. This is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the banks less the interest rate given to users as stated in our program terms. This includes balances from customers of RIAs using TradePMR’s platform.
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
•Growth Rate and Annualized Growth Rate with respect to Net Deposits: Growth rate is calculated as aggregate Net Deposits over a specified 12-month period, divided by Total Platform Assets for the fiscal quarter that immediately precedes such 12-month period. Annualized growth rate is calculated as Net Deposits for a specified quarter multiplied by 4 and divided by Total Platform Assets for the immediately preceding quarter.
•Investment Accounts: We define an Investment Account as a funded individual brokerage account, a funded joint investing account, a funded individual retirement account (“IRA”), or an account with an RIA using TradePMR’s platform. As of June 30, 2025, a Funded Customer can have up to five Investment Accounts - individual brokerage account, joint investing account (which launched in July 2024), traditional IRA, Roth IRA, and RIA custody account using TradePMR’s platform. Does not include Bitstamp as such accounts are not brokerage or other Investment Accounts.
•Margin Book: We define Margin Book as our period-end aggregate outstanding margin loan balances receivable (i.e., the period-end total amount we are owed by customers on loans made for the purchase of securities, supported by a pledge of assets in their margin-enabled brokerage accounts). This includes margin loan balances from customers of RIAs using TradePMR’s platform.
•New Funded Customers: We define a New Funded Customer as a unique person who became a Funded Customer for the first time during the relevant period.
•Notional Trading Volume: We define Notional Trading Volume for any specified asset class as the aggregate dollar value (purchase price or sale price as applicable) of trades executed in that asset class on our platforms over a specified period of time. Robinhood App Crypto Notional Trading Volume represents the dollar value of executed trades on the Robinhood platform over a specified period of time. Starting in June 2025, Bitstamp Exchange Crypto Notional Trading Volume represents the dollar value of executed trades on the Bitstamp platform over a specified period of time. For example, each $1 of transaction value executed between a buyer and seller is counted as $1 of transaction value in the relevant period, rather than $2 if counted for each of the buyer and seller.
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

Financial Results and Performance
With respect to the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:
•total net revenues increased 45% to $989 million compared to $682 million;
•net income increased 105% to $386 million, compared to $188 million;
•diluted EPS increased 100% to $0.42 compared to $0.21;
•total operating expenses increased 12% to $550 million compared to $493 million;
◦SBC expense decreased 9% to $78 million compared to $86 million;
•Adjusted EBITDA (non-GAAP) increased 82% to $549 million compared to $301 million;
•Funded Customers increased by 2.3 million, or 10%, to 26.5 million compared to 24.2 million, and Investment Accounts increased by 2.6 million, or 10%, to 27.4 million compared to 24.8 million;
•Total Platform Assets increased 99% to $278.6 billion compared to $139.7 billion, driven by continued Net Deposits, acquired assets, and higher equity and cryptocurrency valuations;
•Net Deposits were $13.8 billion, which translates to an annualized growth rate of 25% relative to Total Platform Assets at the end of the first quarter of 2025, compared to $13.2 billion, which translates to an annualized growth rate of 41% relative to Total Platform Assets at the end of the first quarter of 2024. Over the past twelve months, Net Deposits were $57.9 billion, a growth rate of 41% relative to Total Platform Assets at the end of the second quarter of 2024;
•ARPU increased 34% to $151 compared to $113; and
•Robinhood Gold Subscribers increased 1.50 million, or 76%, to 3.48 million compared to 1.98 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments
Pending WonderFi Acquisition
On May 12, 2025, we entered into an agreement to acquire all outstanding equity of WonderFi, a Canadian leader in digital asset products and services, for C$0.36 per share, representing a total equity value of approximately $180 million The pending acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2025.

Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended June 30,
	2024	2025	% Change
Funded Customers(1) (in millions)	24.2	26.5	10%
Total Platform Assets(2) (in billions)	$139.7	$278.6	99%
Net Deposits (in billions)	$13.2	$13.8	NM
Growth Rate with respect to Net Deposits	41%	25%	NM
ARPU (in dollars)	$113	$151	34%
Robinhood Gold Subscribers (in millions)	1.98	3.48	76%
________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended June 30,
(in millions)	2024	2025	% Change
Beginning Funded Customers	23.9	25.8	8%
New Funded Customers	0.5	0.6	20%
Resurrected Customers	0.1	0.1	—%
Acquired customers(i)	—	0.5	NM
Churned Customers	(0.3)	(0.5)	67%
Ending Funded Customers	24.2	26.5	10%
(2)The following table sets out the components of Total Platform Assets by type of asset:

	Three Months Ended June 30,
(in billions)	2024	2025	% Change
Equities	$96.3	$160.1	66%
Cryptocurrencies	20.7	41.1	99%
Options and futures	1.1	2.0	82%
RIA assets	—	42.9	NM
Cash held by Customers	26.6	41.8	57%
Receivables from Customers (primarily margin balances)	(5.0)	(9.3)	86%
Total Platform Assets	$139.7	$278.6	99%
The following table describes the changes within Total Platform Assets:

	Three Months Ended June 30,
(in billions)	2024	2025	% Change
Beginning Total Platform Assets	$129.6	$220.6	70%
Acquired assets(i)	—	8.9	NM
Net Deposits	13.2	13.8	NM
Net market gains (losses)	(3.1)	35.3	NM
Ending Total Platform Assets	$139.7	$278.6	99%
(i) Acquired customers and acquired assets relate to those obtained from the acquisition of Bitstamp in June 2025.

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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Net income	$188	$386	$345	$722
Add:
Interest expenses related to credit facilities	6	8	12	14
Provision for income taxes	3	56	8	91
Depreciation and amortization	18	21	35	41
EBITDA (non-GAAP)	215	471	400	868
Add:
SBC	86	78	148	151
Adjusted EBITDA (non-GAAP)	$301	$549	$548	$1,019

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenues:
Transaction-based revenues	$327	$539	$656	$1,122
Net interest revenues	285	357	539	647
Other revenues	70	93	105	147
Total net revenues	682	989	1,300	1,916

Operating expenses(1):
Brokerage and transaction	40	48	75	98
Technology and development	209	214	405	428
Operations	28	29	56	60
Provision for credit losses	18	28	34	52
Marketing	64	99	131	204
General and administrative	134	132	252	265
Total operating expenses	493	550	953	1,107

Other income, net	2	3	6	4
Income before income taxes	191	442	353	813
Provision for income taxes	3	56	8	91
Net income	$188	$386	$345	$722
_______________
(1)Includes SBC expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Brokerage and transaction	$3	$3	$5	$5
Technology and development	52	39	96	83
Operations	2	2	4	3
Marketing	1	2	3	4
General and administrative	28	32	40	56
Total SBC expense	$86	$78	$148	$151

Comparison of the Three and Six Months Ended June 30, 2024 and 2025
Revenues
Transaction-Based Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Transaction-based revenues:
Options	$182	$265	46%	$336	$505	50%
Cryptocurrencies	81	160	98%	207	412	99%
Equities	40	66	65%	79	122	54%
Other	24	48	100%	34	83	144%
Total transaction-based revenues	$327	$539	65%	$656	$1,122	71%
Transaction-based revenues as a % of total net revenues:
Options	27%	26%		26%	27%
Cryptocurrencies	12%	16%		16%	22%
Equities	6%	7%		6%	6%
Other	4%	5%		2%	4%
Total transaction-based revenues	49%	54%		50%	59%
Transaction-based revenues increased by $212 million and $466 million for the for the three and six months ended June 30, 2025, primarily driven by increases of $83 million and $169 million in options, $79 million and $205 million in cryptocurrencies, and $26 million and $43 million in equities.
Options revenues increased primarily driven by 9% and 11% increases in Options Contracts Traded per trader and 17% and 19% increases in the number of users placing option trades. In addition, we experienced higher option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The increase was partially offset by $26 million and $48 million of incentives paid to our customers.
Cryptocurrencies revenues increased primarily driven by a 38% and 40% increase in the number of users placing cryptocurrency trades. Additionally, cryptocurrencies revenues increased as a result of a higher rebate rate from crypto market makers. Cryptocurrencies revenues was partially offset by $8 million and $20 million of incentives paid to our customers.
Equities revenues increased primarily driven by a 83% and 70% increase in the average Notional Trading Volume traded per trader and a 13% and 14% increase in the number of users placing equity trades. The increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Net interest revenues:
Margin interest	$73	$114	56%	$145	$224	54%
Interest on segregated cash, cash equivalents, securities, and deposits	68	77	13%	126	133	6%
Cash Sweep	44	60	36%	83	108	30%
Interest on corporate cash and investments	66	46	(30)%	136	95	(30)%
Securities lending, net	34	54	59%	49	77	57%
Credit card, net	6	13	117%	12	23	92%
Interest expenses related to credit facilities	(6)	(8)	33%	(12)	(14)	17%
Other	—	1	NM	—	1	NM
Total net interest revenues	$285	$357	25%	$539	$647	20%
Net interest revenues as a % of total net revenues:
Margin interest	11%	12%		11%	12%
Interest on segregated cash, cash equivalents, securities, and deposits	10%	8%		10%	7%
Cash Sweep	6%	6%		6%	6%
Interest on corporate cash and investments	10%	5%		10%	5%
Securities lending, net	5%	5%		4%	4%
Credit card, net	1%	1%		1%	1%
Interest expenses related to credit facilities	(1)%	(1)%		(1)%	(1)%
Other	—%	—%		—%	—%
Total net interest revenues	42%	36%		41%	34%
Net interest revenues increased by $72 million and $108 million for the three and six months ended June 30, 2025, primarily driven by growth in our interest-earning asset balances and securities lending activities. The increase was partially offset by a decrease in interest revenue on corporate cash and investments driven by lower cash and cash equivalents balances and a lower short-term interest rate environment. We anticipate any potential future rate cuts by the Federal Reserve will negatively impact our net interest revenues and adversely affect our customers’ returns on cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net (2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities (5)	Other	Total net interest revenues
Three Months Ended June 30, 2025
June 30, 2025	$9,457	$14,045	$32,719	$562	$56,783
March 31, 2025	8,802	9,763	28,187	429	47,181
Average(3)	8,912	11,815	30,148	513	51,388
Revenue (expense)	$114	$123	$60	$13	$310	$54	$(8)	$1	$357
Annualized yield(4)	5.12%	4.16%	0.80%	10.14%	2.41%				2.78%

Three Months Ended March 31, 2025
March 31, 2025	$8,802	$9,763	$28,187	$429	$47,181
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	8,449	10,070	26,717	402	45,638
Revenue (expense)	$110	$105	$48	$10	$273	$23	$(6)	$—	$290
Annualized yield(4)	5.21%	4.17%	0.72%	9.95%	2.39%				2.54%

Three Months Ended June 30, 2024
June 30, 2024	$4,956	$10,164	$20,858	$212	$36,190
March 31, 2024	4,115	10,328	19,049	197	33,689
Average(3)	4,431	10,249	19,823	201	34,704
Revenue (expense)	$73	$134	$44	$6	$257	$34	$(6)	$—	$285
Annualized yield(4)	6.59%	5.23%	0.89%	11.94%	2.96%				3.28%
Six Months Ended June 30, 2025
June 30, 2025	$9,457	$14,045	$32,719	$562	$56,783
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	8,623	11,111	28,468	462	48,664
Revenue (expense)	$224	$228	$108	$23	$583	$77	$(14)	$1	$647
Annual yield(4)	5.20%	4.10%	0.76%	9.96%	2.40%				2.66%
Six Months Ended June 30, 2024
June 30, 2024	$4,956	$10,164	$20,858	$212	$36,190
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	4,094	10,099	18,650	202	33,045
Revenue (expense)	$145	$262	$83	$12	$502	$49	$(12)	$—	$539
Annual yield(4)	7.08%	5.19%	0.89%	11.88%	3.04%				3.26%
__________
(1) Includes cash and cash equivalents, restricted cash, segregated cash, cash equivalents, and securities under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue and ii) an on-balance sheet amount representing purchased credit card receivables by the Credit Card Funding Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Credit Card Funding Trust, with the difference in those amounts resulting in net interest revenues. As of June 30, 2025, the off-balance sheet amount funded under the Program agreement was $202 million and the on-balance sheet amount was $360 million. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
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

Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Other revenues:
Robinhood Gold subscription revenues	$26	$44	69%	$49	$82	67%
Proxy revenues	38	36	(5)%	45	45	—%
Other	6	13	117%	11	20	82%
Total other revenues	$70	$93	33%	$105	$147	40%
Other revenues as a % of total net revenues:
Robinhood Gold subscription revenues	4%	4%		4%	4%
Proxy revenues	6%	4%		3%	2%
Other	—%	1%		1%	2%
Other revenues as a % of total net revenues	10%	9%		8%	8%
Other revenues increased $23 million and $42 million for the three and six months ended June 30, 2025 primarily driven by an increase in Robinhood Gold subscription revenues of $18 million and $33 million due to an increase in Robinhood Gold Subscribers.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Operating expenses:
Brokerage and transaction	$40	$48	20%	$75	$98	31%
Technology and development	209	214	2%	405	428	6%
Operations	28	29	4%	56	60	7%
Provision for credit losses	18	28	56%	34	52	53%
Marketing	64	99	55%	131	204	56%
General and administrative	134	132	(1)%	252	265	5%
Total operating expenses	$493	$550	12%	$953	$1,107	16%
Percent of total net revenues:
Brokerage and transaction	5%	5%		6%	5%
Technology and development	31%	22%		31%	22%
Operations	4%	3%		4%	3%
Provisions for credit losses	3%	3%		3%	3%
Marketing	9%	10%		10%	11%
General and administrative	20%	13%		19%	14%
Total operating expenses	72%	56%		73%	58%

Brokerage and Transaction

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$9	$13	44%	$18	$22	22%
Market data expenses	6	8	33%	12	16	33%
Instant withdrawals	5	5	—%	8	14	75%
Customer statements	3	4	33%	7	8	14%
SBC	3	3	—%	5	5	—%
Other	14	15	7%	25	33	32%
Total	$40	$48	20%	$75	$98	31%
Brokerage and transaction costs increased by $8 million and $23 million for the three and six months ended June 30, 2025. For the six months ended June 30, 2025, brokerage and transaction costs included an $8 million increase in other brokerage and transactions costs primarily related to credit card network fees and a $6 million increase in instant withdrawals expense as a result of higher customer activities. Employee compensation, benefits, and overhead expenses increased $4 million for both the three and six months ended June 30, 2025 due to increased average headcount to continue to support our brokerage business. Additionally, market data expenses increased $2 million and $4 million for the three and six months ended June 30, 2025 primarily due to higher trading volumes.
Technology and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$75	$73	(3)%	$149	$150	1%
Cloud infrastructure services	46	53	15%	89	103	16%
SBC	52	39	(25)%	96	83	(14)%
Software and tools	30	38	27%	58	73	26%
Other	6	11	83%	13	19	46%
Total	$209	$214	2%	$405	$428	6%
Technology and development costs increased by $5 million and $23 million for the three and six months ended June 30, 2025, primarily due to increases in software and tool expenses of $8 million and $15 million and cloud infrastructure services of $7 million and $14 million to improve software infrastructure and meet increased capacity requirements for our platforms to support higher trading volumes. These increases were partially offset by decreases in SBC of $13 million for both the three and six months ended June 30, 2025 attributed to higher values for stock awards issued in prior periods.

Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$17	$17	—%	$36	$36	—%
Customer experience	5	5	—%	9	11	22%
SBC	2	2	—%	4	3	(25)%
Other	4	5	25%	7	10	43%
Total	$28	$29	4%	$56	$60	7%
Operations costs increased by $1 million and $4 million for the three and six months ended June 30, 2025, with no material changes to note.
Provision for credit losses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Provision for credit losses - credit card related	$14	$19	36%	$24	$32	33%
Provision for credit losses - brokerage related	4	9	125%	10	20	100%
Total	$18	$28	56%	$34	$52	53%
Provision for credit losses costs increased by $10 million and $18 million for the three and six months ended June 30, 2025, primarily due to increases of $5 million and $10 million in brokerage related expenses primarily due to an increase in customer fraud and abuse. Credit card related provision for credit card losses increased by $5 million and $8 million primarily due to higher balances in purchased credit card receivables.
Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Digital marketing	$31	$41	32%	$59	$94	59%
Brand marketing	10	23	130%	27	45	67%
Employee compensation, benefits, and overhead, excluding SBC	8	11	38%	15	20	33%
Marketing incentives	3	3	—%	6	8	33%
Creative services	1	3	200%	5	7	40%
SBC	1	2	100%	3	4	33%
Other	10	16	60%	16	26	63%
Total	$64	$99	55%	$131	$204	56%
Marketing costs increased by $35 million and $73 million for the three and six months ended June 30, 2025 primarily due to higher expenses in digital marketing of $10 million and $35 million and brand marketing of $13 million and $18 million, as we increased our investments in paid marketing channels and other marketing initiatives to promote our brand, products, and services. Other marketing costs increased $6 million and $10 million primarily due to expenses related to our Robinhood Gold card and keynote events.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$61	$68	11%	$118	$126	7%
SBC	28	32	14%	40	56	40%
Other professional fees	11	15	36%	23	32	39%
Legal expenses	28	14	(50)%	49	28	(43)%
Settlements and penalties	5	3	(40)%	7	5	(29)%
Other	1	—	(100)%	15	18	20%
Total	$134	$132	(1)%	$252	$265	5%
General and administrative costs decreased $2 million for the three months ended June 30, 2025 and increased by $13 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2025 was primarily due to an increase of $16 million in SBC expenses primarily due to a reversal of $11 million of previously recognized expenses in the prior year as a result of the resignation of our co-founder and former Chief Creative Officer, and an increase of $9 million in other professional fees primarily due to costs incurred in connection with the TradePMR and Bitstamp acquisitions. Additionally, employee compensation, benefits, and overhead expenses increased $7 million and $8 million for the three and six months ended June 30, 2025 driven by increased average headcount. These increases were partially offset by decreases of $14 million and $21 million of legal expenses associated with certain historical matters for the three and six months ended June 30, 2025.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Provision for income taxes	$3	$56	NM	$8	$91	NM
Provision for income taxes increased by $53 million and $83 million for the three and six months ended June 30, 2025 primarily due the valuation allowance release of the U.S. federal and certain state deferred tax assets in the fourth quarter of 2024 and the growth of the business.
On July 4, 2025, the President of the United States signed into law OBBBA. The OBBBA introduces broad changes to the U.S. tax code, including permitting the immediate deduction of domestic research and experimentation expenditures, allowing full expensing of acquired qualified property, and increasing the U.S. tax rate on intangible income derived from foreign sources. We believe the recent tax legislation changes provided under the OBBBA will not materially impact our income tax provision.
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
Liquid Assets
As of June 30, 2025, we had cash and cash equivalents of $4.16 billion and held-to-maturity investments of $134 million. Refer to Note 7 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of June 30, 2025, we had committed revolving credit facilities with a total borrowing capacity of up to $3.775 billion and a borrowing capacity for our Credit Card Funding Trust of up to $400 million. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of June 30, 2025:

	Payments Due by Period
(in millions)	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Operating lease commitments(1)	$182	$3	$57	$53	$69
Purchase commitments(2)	594	222	365	6	1
Robinhood match incentives commitments(3)	80	34	46	—	—
Credit Card Funding Trust borrowing principal and interest	236	236	—	—	—
Total	$1,092	$495	$468	$59	$70
_______________
(1) Operating lease commitments include tenant improvement allowance incentives amortized over the lease terms from 2025 to 2026.
(2) Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These primarily relate to commitments for cloud infrastructure and data services and business insurance.
(3) Robinhood match incentives commitments represent non-cancelable future match payments on eligible cash deposits made by Robinhood Gold Subscribers. The future match payments are forfeited if deposits are not held on the platform during the specific earning period.
In addition to lease and purchase commitments, we have two committed financing agreements: one with a contractual term of 30 days and a daily minimum commitment of $25 million and another with a contractual term of 21 days with a daily minimum commitment of $35 million.

Regulatory Capital Requirements
Our broker-dealer subsidiaries (RHS, RHF, and TradePMR) are subject to Rule 15c3-1 (the “SEC Uniform Net Capital Rule”) under the Exchange Act, administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. RHS and RHF compute net capital under the alternative method as permitted by the SEC Uniform Net Capital Rule.
Our Futures Commission Merchant (“FCM”) subsidiary, RHD, is subject to CFTC Regulation 1.17, administered by the CFTC and the NFA, which requires the maintenance of minimum net capital, as defined by CFTC Regulation 1.17. Net capital and the related net capital requirements may fluctuate on a daily basis.
The table below summarizes the net capital, capital requirements, and excess net capital of RHS, RHF, RHD, and TradePMR as of periods presented:

	June 30, 2025
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$2,886	$215	$2,671
RHF	260	0.25	260
RHD	49	5	44
TradePMR	8	0.25	8
As of June 30, 2025, these subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2024	2025
Cash provided by (used in):
Operating activities	$(569)	$4,151
Investing activities	(59)	841
Financing activities	(72)	(703)
Operating activities
Net cash provided by operating activities increased $4.72 billion compared to the prior period primarily due to:
•an increase of $377 million in net income;
•an increase of $199 million due to maturities of U.S. treasury securities segregated under federal and other regulations compared to a decrease of $547 million in the prior year due to cash used to purchase U.S. treasury securities segregated under federal and other regulations; and
•a decrease of $3.63 billion in securities loaned due to variable lending and funding activities.

Investing activities
Net cash provided by investing activities increased $900 million compared to the prior period primarily due to:
•an increase of $1.30 billion of cash provided by collections of purchased credit card receivables;
•an increase of $1.19 billion of cash, cash equivalents, and segregated cash acquired in business acquisitions;
•an increase of $302 million driven by no purchases of held-to-maturity investments during the period;
•a decrease of $1.46 billion due to cash used for purchases of credit card receivables; and
•a decrease of $393 million due to cash used for consideration transferred for business acquisitions.
Financing activities
Net cash used in financing activities increase $631 million compared to the prior period primarily due to:
•an increase of $446 million of cash used for share repurchases; and
•an increase of $273 million of cash used for taxes related to net share settlement of equity awards.

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
There have been no material changes to our critical accounting estimates during the six months ended June 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2024 Form 10-K.
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

The impact to total net revenues, net income, and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	June 30,
(in millions)	2024	2025
50 basis point	$78	$123
100 basis point	156	247
150 basis point	234	370

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.

We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of June 30, 2025, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On June 2, 2025, we acquired Bitstamp as discussed in Note 3 – Business Combinations, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. We are in the process of evaluating and integrating Bitstamp into our system of internal control over financial reporting. In accordance with guidance issued by the staffs of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred and management currently expects to exclude Bitstamp from such assessment for 2025.

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

•Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with or disruption in the services provided by Liquidity Providers (as defined below), and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

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

•If the SEC, a state regulator or a private litigant alleges that our staking services offered in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act, the Exchange Act or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking activities and may be subject to monetary and other penalties.

•Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

•Our introduction of Robinhood Stock Tokens in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

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
We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. Additionally, as our business operations continue to expand, we have had and may continue to have difficulties meeting customer demand and expectations or face challenges with respect to new offerings or services we have not previously provided or have previously provided in a different capacity or smaller scale. For instance, as a result of our acquisition of Bitstamp in June 2025, we now provide additional cryptocurrency products and services to institutional customers both in the United States and internationally, including products and services such as on-exchange lending, off-exchange settlement and post-trade settlement. These offerings to certain institutional clients expose us to risks we have not historically faced at scale, including credit risk. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.
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

•volatility in the market, whether generally or as a result of certain or anticipated events (such as recent developments with respect to tariffs and trade policy shifts), or the occurrence of so-called “meme” trading in equities, options, cryptocurrencies, or futures (which includes options on futures, cleared swaps, and event contracts (“Futures”)) which can cause our trading volumes to fluctuate;

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

Factors that affect transaction-based revenue — such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with or disruption in the services provided by Liquidity Providers, and any new regulation of, or any bans on, PFOF and similar practices — might result in reduced profitability, increased compliance costs, and negative publicity.

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers, wholesalers and other liquidity providers (together, the “Liquidity Providers”) for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from Liquidity Providers. For example, the SEC recently adopted final rules (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain national market system (“NMS”) stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. While the SEC granted a partial stay of the effectiveness of the final rules in December 2024 pending the completion of judicial review of the petition for review, it did not stay the effective date of the quote transparency rules. The quote transparency rules will make the information about smaller-sized orders publicly available and result in the contraction of spreads across several securities, which we expect will lead to a decrease in the PFOF earned from such orders once the rules go into effect in November 2025. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Risks Related to our Business Relationships with Liquidity Providers
Our PFOF and Transaction Rebate arrangements with Liquidity Providers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with Liquidity Providers in equities and options). If any Liquidity Providers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other Liquidity Providers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement Liquidity Providers in a timely manner, our transaction-based revenue would be negatively impacted. With respect to cryptocurrencies, for instance, fewer Liquidity Providers are currently able to execute cryptocurrency trades. For instance, in May 2023, two prominent Liquidity Providers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. Although we have established relationships with third-party exchanges that may provide additional access to Liquidity Providers that are able to execute cryptocurrency trades, without additional Liquidity Providers supporting cryptocurrencies entering the industry in the United States, there is a risk that we may be unable to find suitable Liquidity Providers to support cryptocurrencies. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently all brokerage trades executed overnight are routed through one Liquidity Provider — Virtu Financial, Inc. (“Virtu”). If Virtu becomes unwilling or unable to do business with us in the future, we may be unable to find additional Liquidity Providers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our Liquidity Providers decide to alter our given fee arrangement, our transaction-based revenue could significantly decrease.
Additionally, disruptions in the services provided by Liquidity Providers, whether due to technical malfunctions, operational mishaps, or financial instability of the Liquidity Providers, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client’s orders. Should a Liquidity Provider experience downtime or diminished performance, particularly during peak trading hours, our ability to execute customer orders could be compromised and could have an adverse impact on our business, financial condition, and results of operations.
Risks Related to Regulation of PFOF
In recent years, PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending a consolidated putative class action in federal district court relating to the same factual allegations. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to, or which may otherwise impact, PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in March 2024, the SEC adopted amendments to enhance order execution disclosures under Rule 605 of Regulation NMS, which will apply for the first time to RHF and RHS beginning in December 2025. In September 2024, the SEC also adopted rule amendments related to order tick size and access fee caps (the “Tick Size and Access Fee Cap Rules”).
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
Beginning in November 2025, the Tick Size and Access Fee Cap Rules will make information about smaller-sized orders publicly available, which is likely to result in the contraction of spreads across many securities, and we expect will lead to a decrease in the PFOF earned from such orders. Any new or heightened PFOF regulation, including the September 2024 Final Rules will result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any regulatory legal or regulatory change that impacts PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.
Risks Related to Negative Publicity Associated with PFOF or our Market Makers
Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customer’s equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF. For example, the intra-day trading price of our Class A common stock fell as much as 5.3% on December 14, 2022, the day the SEC announced the proposal of four equity market structure rules related to best execution, order competition, order execution disclosure, and order tick size and access fee caps. The best execution and order competition proposals were subsequently withdrawn in June 2025.
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

As registered broker-dealers, we are subject to “best execution” requirements under SEC guidelines and FINRA rules, which requires us to obtain the best reasonably available terms for customer orders. We have in the past and continue to be subject to investigations related to our best execution practices. We may face additional investigations and/or a risk of penalties in the future related to our best execution practices.

We also might be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, receipt of PFOF and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our Liquidity Providers, can result in harm to customer execution quality. There is a risk that these bodies might adopt new laws or regulation relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. For instance, the SEC previously proposed rules relating to best execution requirements in December 2022 but formally withdrew them in June 2025. Any such new laws or regulations could have a material adverse impact on our business and one of our primary sources of revenue.
We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage, cryptocurrency and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in December 2024, the SEC adopted amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. These amendments, which require broker-dealer compliance by June 2026, will increase the operational complexity and burden related to such calculations and funding. Additionally, there is no definitive guidance on whether or how these rules may apply to cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do.

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, NSCC, and OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, as well as capital raising by us in order to lift the trading restrictions while remaining in compliance with our net capital and deposit requirements. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio. We also need to hold capital and make deposits with respect to certain event contracts in accordance with applicable CFTC regulations and ForecastEx, LLC, Kalshi Klear LLC, and KalshiEx LLC’s Rulebooks for RHD.

Further, Robinhood Europe, UAB (“RHEU”) and Bitstamp Europe S.A., are licensed crypto asset service providers under the EU’s Markets in Crypto-Assets Regulation (“MiCA”), the provisions of which went into effect as of December 30, 2024. Among other requirements, RHEU and Bitstamp Europe S.A. are subject to mandatory capital requirements that vary based on the services we provide. Failure to meet these capital requirements or any future increases to these requirements could limit our ability to obtain or maintain authorization, constrain operational flexibility, or result in penalties or sanctions.
A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other SROs or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which might adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency Liquidity Providers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence resulting in unanticipated and/or excessive withdrawals or redemptions, or a suspension of redemptions or withdrawals of customer assets.
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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as financial market volatility (such as we previously experienced during the COVID-19 pandemic or have experienced and may experience in the future due to recent trade policy shifts and the imposition or escalation of tariffs implemented by the United States and other countries or blocs, including China, Canada, and the EU, and those countries’ or blocs’ responses to such shifts and tariffs), economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and ongoing events in the Middle East, significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or Futures (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or Futures trading generally and changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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
Acquisitions of, or investments in, other companies, products or technologies have in the past and could in the future require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.

As part of our business strategy, we have made and might continue to make acquisitions of, or investments in, specialized employees or other compatible companies, products, or technologies. We also have entered into and might continue to enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive. Our ability to close these transactions has been and might in the future be subject to third-party approvals and customary closing conditions, such as governmental and other regulatory approvals, some of which are beyond our control, and may take longer than expected to be obtained, if at all. If pending transactions are not completed, we have in the past and could in the future be subject to losses from legal fees and other expenses as well as impairment charges.
In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen risks, operating difficulties and expenditures prior to and following closing, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, compliance obligations and/or regulatory costs and penalties, exposing us to increased regulatory risk in connection with acquired companies, increasing our expenses, and adversely impacting our business, financial condition and results of operations. In connection with such acquisitions, we have encountered and may encounter in the future challenges in successfully integrating the acquired personnel, operations, products, and technologies, including in connection with our recent acquisitions of TradePMR and Bitstamp, and have and may have in the future difficulty effectively managing the combined business following such acquisitions. Moreover, the anticipated benefits of any acquisition or investment might not be realized, the acquisition or investment might not perform in accordance with expectations, and we might be exposed to unknown liabilities or risks.
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

We currently only offer select services to the public outside the United States in certain jurisdictions, including brokerage services in the U.K. through Robinhood U.K., Ltd., crypto and brokerage services in the EU, through RHEU, and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. In addition, Bitstamp, which we acquired in June 2025 and expect to help accelerate our international growth, currently has entities operating in the U.K., EU, Singapore, and the British Virgin Islands, and also offers services in other countries globally.

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

•the need to understand, interpret and comply with local laws, regulations and customs in multiple jurisdictions, including laws and regulations governing cryptocurrency-related, credit, payments services, derivatives, broker-dealer, money transmitter, or regulated entity practices, some of which do or might require permissions, registrations, authorizations, licenses or consents, or are or might be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy or labor and employment laws;

•the additional complexities of any merger or acquisition activity internationally, which could subject us to additional regulatory scrutiny, approvals, obligations, costs and penalties or risk;

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

We have limited experience with international legal and regulatory environments and market practices, and we might not be able to enter, penetrate or successfully operate in the markets we choose. In addition, we might incur significant expenses as a result of our international expansion, and we might not be successful, which could lead to substantial losses.
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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States, the U.K., the EU, Singapore and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of financial services, the securities and futures markets, investment advisory, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency (including crypto-asset perpetuals), derivatives, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection, data security, as well as climate risk and environmental impact, including with respect to disclosure of greenhouse gas emissions and other metrics related to climate change.

The substantial costs and uncertainties related to complying with these laws and regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, after announcing in March 2024 the launch of the Robinhood Gold Card, which is offered through Robinhood Credit exclusively to Robinhood Gold Subscribers and provides rewards via the Robinhood Gold Credit Card Rewards Program, we received requests for information from the MSD related to the Robinhood Gold subscription service and the Robinhood Gold Card. After we began to offer certain event contracts in October 2024 related to the U.S. presidential election and in March 2025 related to the annual NCAA college basketball tournaments, we received requests for information and a subpoena from the MSD, respectively, as well as cease-and-desist letters from certain state gaming regulators. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.
We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. For instance, the CFTC has proposed a rule amendment that has not been finalized—if adopted by the CFTC as proposed, we would likely be prohibited from offering election event contracts (similar to the ones we offered in November 2024) in the future. Furthermore, the U.S. Congress continues to consider potential legislation relating to digital assets. For example, on July 17, 2025, the House of Representatives passed the CLARITY Act, which seeks to provide for a system of regulation of the offer and sale of digital assets by the SEC and CFTC and establish a provisional registration regime. The CLARITY Act is currently under consideration by the U.S. Senate. Additionally, on July 18, 2025, the President signed into law the GENIUS Act, which establishes a federal regulatory framework for “payment stablecoins” and their issuers, as well as contemplates scope for state-only regulation. If the CLARITY Act is enacted, or as the GENIUS Act is implemented, we could be required to make significant operational changes and incur increased compliance costs. Our ability to offer certain products may also be impacted by actions taken by government regulators. There is a risk that regulators could request or require us to cease offering specific products or services. Such regulatory actions could lead to the suspension or termination of product offerings, which may result in increased compliance costs, financial losses and negative publicity. For example, in February 2025 after we began offering sports event contracts tied to the pro football championship, the CFTC formally requested that RHD “not permit customers to access” sports event contracts “until staff can complete a review,” leading us to suspend the rollout of that product. After we began offering sports event contracts tied to the annual NCAA college basketball tournaments in March 2025 and provided the CFTC with certain information and documents, the CFTC indicated it lacked a “legal justification” to prevent us from offering access to those event contracts. In addition to the MSD subpoena described above, the New Jersey Division of Gaming Enforcement issued a letter in March 2025 to RHM demanding that we, among other things, cease and desist from offering the sports event contracts, which it views as unlicensed sports wagering under state law. Other state regulators with authority over sports wagering have since sent RHM and RHD similar demands. On April 8, 2025, a federal district court in Nevada issued a preliminary injunction in KalshiEx, LLC v. Hendrick, et al. preventing the Nevada Gaming Commission and Nevada Gaming Control Board from enforcing applicable Nevada state laws and pursuing civil or criminal liability against KalshiEx, LLC for offering sports-related event contracts because the Commodity Exchange Act (“CEA”) grants the CFTC exclusive jurisdiction over event contracts that are traded or executed on a designated contract market and the CFTC has approved (or at least has not disapproved) the contracts. KalshiEx has filed for similar injunctive relief in New Jersey and Maryland. On April 28, 2025, the federal district court in the New Jersey lawsuit, KalshiEx LLC v. Flaherty, et al., issued a similar preliminary injunction against the New Jersey gaming regulators concluding that KalshiEx has demonstrated a reasonable chance of prevailing on its preemption arguments. The New Jersey gaming regulators have appealed this decision to the Third Circuit Court of Appeals, while the U.S. District Court for the District of Maryland continues to consider Kalshi’s motion for injunctive relief. Additionally, we may become subject to new state legislation relating to or implicating event contracts, which may result in increased compliance costs and limit our ability to offer access to such products within the state. Federal courts, including appellate courts, may come to different conclusions as to whether state laws attempting to prevent the trading of CFTC-permissible sports-related event contracts are preempted by the CEA, which may require us to cease offering certain event contracts in these states and could lead to adverse litigation and regulatory actions against us for doing so. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation. We are also subject to and have been named as a defendant in lawsuits by private plaintiffs and certain Indian tribes alleging regulatory violations, including that our sports event contracts constitute illegal sports betting, and seeking, among other things, damages and injunctive relief.
Broker-Dealer, FCM, Investment Adviser, and Insurance Regulations
As broker-dealers, our subsidiaries RHF, RHS, and TradePMR are subject to extensive regulation by federal and state regulators and SROs (and our broker-dealer subsidiary in the U.K., Robinhood U.K. Ltd (“RHUK”), is subject to extensive regulation by the Financial Conduct Authority (“FCA”), and are subject to laws and regulations covering all aspects of the securities industry. Our TradePMR insurance agency subsidiary is subject to regulation by state insurance regulators. Federal and state regulators (and, in the case of RHUK, the FCA), and SROs, including the SEC and FINRA, can, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Our subsidiary RHD, which is registered with the CFTC as a FCM, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. Our subsidiary, Robinhood Asset Management (“RAM”), is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). The

Advisers Act mandates a variety of requirements for RIAs, including fiduciary duties, record-keeping, operational protocols, and disclosure obligations. The Advisers Act grants regulatory bodies such as the SEC significant administrative authority to govern investment advisory firms. If the SEC or other government agencies determine that RAM has not complied with relevant laws or regulations, they can impose fines, suspend registrants and individual employees, or enact other sanctions, which may include revoking RAM’s registration under the Advisers Act.
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
Certain Non-U.S. Regulations
As investment firms and crypto-asset service providers, our subsidiaries RHEU, Bitstamp Europe S.A., Bitstamp Financial Services Ltd, Bitstamp Asia Pte. Ltd., and Bitstamp UK Limited are subject to extensive regulation by regulators in Lithuania, Luxembourg, Slovenia, Singapore, and the United Kingdom, respectively. Specifically, our subsidiaries, RHEU and Bitstamp Europe S.A., are licensed crypto asset service providers under MiCA, the provisions of which went into effect as of December 30, 2024. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers, including requirements related to governance, reserves, capital, asset safeguarding, segregation and security. In addition, our subsidiaries, RHEU and Bitstamp Financial Services Ltd. are licensed under the Markets in Financial Instruments Directive II (“MiFID”) to provide brokerage, multilateral trading facilities and/or investment advisory services. Compliance with MiFID imposes extensive regulatory requirements on our operations in the EU, including obligations related to client classification, product governance, transaction reporting, and best execution standards. As a result of holding both MiCA and MiFID licenses, we are subject to comprehensive regulation covering virtually all financial and crypto activities within the EU. This dual licensing framework subjects us to broad and evolving supervisory regimes governing traditional financial instruments, crypto-assets, client protections, disclosure obligations, and operational standards.
Certain of our subsidiaries, including Bitstamp Asia Pte. Ltd. and Bitstamp UK Limited, are registered or regulated in a number of other foreign jurisdictions and subject to oversight by the applicable regulators, including the Monetary Authority of Singapore (“MAS”) and the FCA. These regulatory frameworks generally impose ongoing compliance requirements related to customer due diligence, AML, transaction monitoring, reporting and governance. Maintaining and renewing any of these licenses, qualifications and approvals could impose substantial costs, delay or preclude planned expansions of business activities, require significant and costly operational changes, impose restrictions, limitation or additional requirements on our business, products and services, or prevent us from providing our products or services in any given market. In addition, we could be subject to fines, enforcement actions and litigation if we are found to violate any of the requirements of such licenses, qualifications and approvals. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, qualifications and approvals in any jurisdictions.
We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the DOJ, SEC, FINRA, the CFTC and the National Futures Association or other federal agencies such as the Office of Foreign Assets Control (“OFAC”), the Financial Crimes Enforcement Network (“FinCEN”), the FDIC or CFPB, state regulatory agencies, such as the MSD, the California Attorney General’s Office, the New York State Department of Financial Services (“NYDFS”), and international regulatory agencies, such as the U.K.’s Financial Conduct Authority, Luxembourg’s Commission de Surveillance du Secteur Financier, Slovenia’s Agencija za trg vrednostnih papirjev, the Monetary Authority of Singapore, and the Bank of Lithuania, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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
These and other proceedings, some of which are described in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer, derivatives, investment adviser, credit card, cryptocurrency, and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing and routing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, anti-money laundering and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our licensing status, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters have in the past and might in the future subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing or being unable to obtain their regulatory licenses or losing their ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our other regulated subsidiaries or their officers or employees.
In connection with litigation settlements, we have in the past and might in the future be required to make expenditures to enhance our compliance activities. For example, in connection with the August 2022 NYDFS settlement, we engaged an independent consultant to perform a comprehensive evaluation of our compliance program and remediation efforts with respect to identified deficiencies and violations. The independent consultant completed its evaluation and made recommendations to implement enhancements in certain areas identified in the settlement, which required significant effort to implement.
Additionally, while we offer select services and products in certain countries outside the United States, we are not currently licensed, authorized, or registered in every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s investigation as to whether, or conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized has in the past and could in the future result in fines or other enforcement actions or settlements. For example, in December 2024, we were required to pay fines and entered into consent orders with the Nebraska Department of Banking and Finance and the Massachusetts Division of Banks in connection with prior unlicensed activity.
Previous statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.

Various lawmakers, regulators and other public officials have previously made statements about our business and that of other broker-dealers signaling an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. For instance, the former SEC Chair had previously indicated that he had instructed the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC, relating to or had otherwise discussed the following, among other topics: PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; whether broker-dealers have appropriate tools to manage their liquidity and risk; conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others; the use of mobile app features such as rewards, bonuses, push notifications and other prompts and that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading, and whether expanded enforcement mechanisms are necessary; and digital engagement practices. Although the SEC, under the current administration, withdrew certain notices of proposed rulemaking that were issued under the former SEC Chair, if the SEC enacts similar rules in the future, whether in this current or future administration, such rules could impose additional regulatory requirements on our business and operations and could require us to make significant changes to our business model and practices. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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
Also, in September 2021, FINRA announced that it is reviewing firms’ use of social media marketing, including social media influencers, which is a marketing channel that we actively utilize. In February 2022, FINRA opened an investigation into our use of social media marketing, which we resolved as part of the March 2025 FINRA Settlement. In February 2023, FINRA provided updated guidance about firms’ practices related to their acquisition of customers through social media channels, as well as firms’ sharing of customers’ usage information with affiliates and non-affiliated third parties. In light of this updated guidance, we narrowed the scope of our social media influencer and affiliate publisher programs. Any additional limits that FINRA might impose on our use of this marketing channel could make it more difficult for us to attract new customers, resulting in slower growth.
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

In addition to regulatory proceedings, we are also involved in numerous other litigation matters, including putative class action lawsuits, and we anticipate that we will continue to be a target for litigation in the future. Potential litigation matters include commercial litigation matters, derivative matters, insurance matters, securities litigation matters, privacy and cybersecurity disputes, intellectual property disputes, contract disputes, consumer protection matters (including gambling loss recovery matters), and employment matters. This risk might be more pronounced during market downturns, during which the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

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

Although our operations are currently concentrated in the United States, we have expanded our operations outside of the United States. As we have started to expand internationally, we have become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing. In order to comply with applicable laws, we have revised and expanded, and will continue to, revise and expand our compliance program, including the procedures we use to verify the identity of our customers and to conduct ongoing monitoring of our customers and their transactions on our systems, including payments to persons outside of the United States. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

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

•customer resistance to and non-acceptance of cryptocurrencies; and

•customer dissatisfaction with the limited number of cryptocurrencies available on our platforms or with our ceasing support for cryptocurrencies on our RHC platform because they failed our regular listing committee review, or because the SEC or a court has asserted or determined are securities or our proactively removing certain cryptocurrencies from our RHC platform because they share similarities with such cryptocurrencies.

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

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platforms. Our systems and operations, including our cloud-based operations and disaster recovery operations, those of the third parties on which we rely to conduct certain key functions, and those of companies we have acquired or may seek to acquire in the future, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, vulnerabilities, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. Further, we have in the past and might in the future be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platforms, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, Liquidity Providers, exchanges, facilitators of cryptocurrency staking services, alternative trading systems (such as BOATS with respect to Robinhood 24 Hour Market), exchange systems (such as ForecastEx, LLC and KalshiEx LLC, with respect to certain event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers (such as Wells Fargo Clearing Services, LLC for TradePMR customers), provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers have been and are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and software coding optimization, as well as to improve the customer experience in our newsfeed. This is also via our acquisition of Pluto Capital, an AI powered investment research platform, and we have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes, or our efforts to expand our business. For example, the EU's AI Act, which became effective on August 1, 2024, governs the development, marketing and use of AI in the EU and could impose significant additional costs on us to comply or significant fines for failing to comply.

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

Our systems, including those of companies we have acquired or may seek to acquire in the future, and those of our customers and third-party service providers have been and might in the future be vulnerable to cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems, and networks have been and might in the future be subject to attempted cybersecurity attacks. Such issues are increasing in frequency and evolving in nature, including employee and contractor theft or misuse, denial-of-service attacks, and sophisticated nation-state and nation-state-supported actors engaging in attacks. The operation of our platforms involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal data. Security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security breaches and cybersecurity attacks increases.

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

The SEC, FINRA, and various state regulators have stringent rules or proposed rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Act, which requires broker-dealers to maintain a reserve account to ensure customer securities are protected and accessible, even in cases of firm insolvency. Our failure to maintain the required net capital levels and protect customer assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. For example, in December 2024, the SEC adopted proposed amendments to Rule 15c3-3, which require certain broker-dealers, including RHF and RHS, by June 2026 to increase the frequency with which they perform computations of the net cash they owe to customers and other broker-dealers from weekly to daily. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

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

We provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, (i) could lead to civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) have led to, and could in the future lead to the risk of, fines or other actions by regulators. For example, as part of the January 2025 SEC Settlement, RHS settled investigations with the SEC related to suspicious activity reporting, identity theft protection, unauthorized access to Robinhood systems, off-channel communications, retention of brokerage data, failure to maintain certain templated customer communications, EBS submissions and Regulation SHO in connection with fractional share trading and stock lending, which resulted in RHS paying combined monetary penalties of $33.5 million and agreeing to certain undertakings. Furthermore, as part of the March 2025 FINRA Settlement, RHS resolved multiple matters with FINRA, including RHS’s supervision of its clearing system technology, improper rejection of certain ACATS requests, improper effectuation of trades in securities during trading halts, execution of trades during extraordinary market volatility at prices that were above or below specified price bands, and the maintenance and reporting of inaccurate or incomplete trade, order, and position data to FINRA, FINRA TRF, CAT, and OCC, and RHS’s AML program, registration of required personnel, and supervision of trading in associated persons’ brokerage accounts. RHS, along with RHF, paid a penalty totaling $26 million and agreed to pay restitution and to certain undertakings to resolve these investigations, among others.

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds and individual stocks – 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by BOATS, a trading venue that replicates the role that stock exchanges play during regular market hours. If BOATS becomes unwilling or unable to do business with us or one of our Liquidity Providers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should BOATS experience downtime or diminished performance (as it has in the past and could again in the future), particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.
Our clearing operations (including for TradePMR customers through TradePMR’s contract with its clearing firm, Wells Fargo Clearing Services, LLC) also require a commitment of our capital and, despite safeguards implemented through both manual and automated controls, involve risks of losses due to the potential failure of our customers or counterparties to perform their obligations under these transactions and margin loans. If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes designed to manage risks related to our clearing and execution services, we face a risk that such systems and processes might be inadequate. Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition and results of operations.
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
Our exposure to credit risk with customers, Liquidity Providers, and other counterparties could result in losses.

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

We are also exposed to credit risk in our dealings with the Liquidity Providers to which we route cryptocurrency orders. Unlike equities and option trades, cryptocurrency trades do not settle through any central clearinghouses but rather are conducted under bilateral agreements between us and each crypto Liquidity Provider (the risk of the Liquidity Provider’s default therefore falls upon us rather than being distributed among a clearinghouse’s members). The terms of these bilateral agreements vary but spot transactions are generally aggregated and settled on a net basis once per business day (with the crypto deliveries occurring first and the net cash moving within 24 hours thereafter) and payment obligations are generally unsecured during the interval between delivery and payment. It is not uncommon for us to have an intra-day outstanding net receivable of $100 million that we are owed by any one cryptocurrency Liquidity Provider. Similarly, we routinely have unsecured PFOF receivables from equities and options Liquidity Providers. Any payment default by a market maker could have adverse effects on our financial condition and results of operations. Our acquisition of Bitstamp has resulted in increased credit risk associated with certain Liquidity Providers, given that some of these firms are also customers of Bitstamp.
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
As a result of our acquisition of Bitstamp, we now provide additional cryptocurrency products and services to institutional customers both in the United States and internationally, including products and services such as on-exchange lending, off-exchange settlement and post-trade settlement. These offerings to certain institutional clients expose us to risks we have not historically faced at scale, including credit risk.
We have policies and procedures designed to manage credit risk, but we face a risk that such policies and procedures might not be fully effective. We regularly update our risk management framework and practices, but eliminating credit risk entirely is difficult.
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

We also provide customers with a variety of educational materials in various jurisdictions, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investor Index. Additionally, Robinhood Gold members have access to stock research reports prepared by our third-party collaborator, Morningstar, Inc. and Level II market data from Nasdaq. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.
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
Our provision of brokerage and custodial services to RIAs exposes us to operational, regulatory and reputational risks.
Our provision of brokerage and custodial services through TradePMR to RIAs and their clients is subject to extensive federal and state regulation, including oversight by the SEC, FINRA, and applicable state securities regulators. Regulatory changes or enhanced enforcement activity may require significant system changes, and increased compliance resources, which could materially affect our business operations and results of operations. Non-compliance with applicable regulations by us or by TradePMR’s clearing firm, Wells Fargo Clearing Services, LLC, could result in censures, fines, or reputational harm.
We rely heavily on proprietary and third-party technology platforms to provide brokerage, custodial, and administrative services. A failure in these systems, including outages, cyberattacks, data breaches, or programming errors, could interrupt our operations or those of our RIA clients, resulting in financial losses, regulatory exposure, or damage to our relationships with advisors and end clients.
Possessing client assets and sensitive personal information exposes us to cybersecurity threats and data privacy obligations. A breach of our systems or those of our vendors could result in unauthorized access to confidential information, potentially triggering legal liabilities, regulatory investigations, remediation costs, and reputational harm. Continued investment in information security infrastructure and incident response protocols is necessary to mitigate this risk.
We may be subject to legal claims and arbitration proceedings arising from the actions or omissions of RIAs to whom we provide custodial support. Although we do not provide investment advice to end clients, disputes may arise regarding account management, trade execution, or data integrity. Any such claims could result in costly litigation, adverse judgments, or settlements.
Our revenue from custodial relationships is largely dependent on assets under custody, cash balances, and the trading activity of advisory clients. Adverse market conditions, rising interest rate volatility, or shifts in client behavior may reduce trading volumes or asset levels, which could negatively impact our fee-based and spread income.
Our ability to retain and grow our RIA client base depends in part on our reputation for service quality, platform stability, and regulatory compliance. Negative publicity arising from operational failures, regulatory sanctions, or advisor misconduct may harm our brand and result in the loss of key relationships or reduced advisor onboarding.
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

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. With the exception of Bitstamp (discussed below), Robinhood does not utilize third-party custodians for settled cryptocurrencies, but does integrate proprietary technology from a third-party industry-standard vendor into the systems Robinhood uses to support the custody, transfer and settlement operations to its wallets. As noted, Bitstamp does use third party custodians. Failures, problems or issues at these third party custodians could subject Bitstamp to various forms of risk and may have a significant impact on Bitstamp’s business and reputation, which, in turn, could harm Robinhood’s business and reputation more broadly.

In general, the overwhelming majority of cryptocurrency coins on our platforms are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002. As part of this, we are required to establish and maintain adequate internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting (in accordance with guidance issued by the staffs of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred and we currently expect to exclude Bitstamp, which we acquired in June 2025, from such assessment for 2025). The effectiveness of Robinhood’s internal control over financial reporting and our financial statements and related notes are audited by Ernst & Young LLP, our independent registered public accounting firm. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. Robinhood maintains backup copies of private keys in multiple separate locations. Bitstamp safeguards its private keys internally and with custodians. We have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked, exposed, or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we may not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities, including targeted physical attacks. For example, in August 2021, hackers were able to momentarily take over the Bitcoin SV (“BSV”) network, allowing them to spend coins they did not have and prevent transactions from completing. Any exposure or loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances are not protected by the Securities Investor Protection Corporation (the “SIPC”)) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Because many insurance carriers do not provide insurance coverage for crypto-related risks, comprehensive coverage for such events is not readily available on commercially reasonable terms. Our current coverage is limited and may not cover the extent of loss, nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the current total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Furthermore, the term of our current insurance policy expires in the third quarter of 2026, with our option to renew annually or for the carrier to terminate coverage with advance written notice. Any loss of our insurance coverage would impede our ability to mitigate any losses our customers might suffer if we are unable to access private keys. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency Liquidity Providers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platforms, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

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

The prices of most cryptocurrencies are based in part on market adoption and future expectations, which might or might not be realized. As a result of these and other factors, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations (including as a result of the 2022 Bear Markets), which have impacted, and will continue to impact, our trading volumes and operating results and might adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

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
While we currently support several cryptocurrencies for trading, market interest in particular cryptocurrencies can also be volatile and there are many cryptocurrencies in the market that we do not support. Our business could be adversely affected, and growth in our net revenue earned from cryptocurrency transactions could slow or decline, if the markets for the cryptocurrencies we support deteriorate or if demand moves to other cryptocurrencies not supported by our platforms. The listing committees of RHC and RHEU conduct regular reviews of the cryptocurrencies available on our platforms to ensure that they continue to meet our requirements under our internal policies and procedures (collectively, the “Crypto Listing Frameworks”) for continued support on our platforms and possess the authority to delist and cease support for any asset based on various factors. Bitstamp also conducts similar reviews of cryptocurrencies available on its platform in accordance with its internal listing procedures and processes. Ceasing support for a cryptocurrency with substantial market interest (or if our consideration to cease supporting such a cryptocurrency becomes known) has in the past exposed, and may continue to expose us to negative attention, adversely impacting our business, including revenue loss from no longer supporting a cryptocurrency or customer reaction to such a decision. For instance, in the past we have encountered an influx of customer complaints related to our decisions to cease support for certain cryptocurrencies.
Volatility in the values of cryptocurrencies caused by the factors described above or other factors might impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition and results of operations.
Although neither our board of directors nor management have to date identified any material gaps or weaknesses with respect to our existing risk management processes and policies in light of recent cryptocurrency market conditions, we remain subject to cryptocurrency market risks. If we are unable to effectively identify, prevent or mitigate such risks, the success of our business, our financial condition and results of our operations may be adversely affected. As part of our overall risk management processes, the Enterprise Risk Management (“ERM”) team maintains an enterprise wide risk management standard to ensure risks are evaluated in a clear and transparent manner and partners with various front-line risk teams and risk owners across Robinhood to foster consistent risk management practices across Robinhood. In particular, the ERM team provides governance over risk management practices and reports top risks to the Safety, Risk and Regulatory Committee of the board of directors (the “Safety

Committee”), along with planned mitigants and monitoring procedures. The Safety Committee reviews management’s exercise of its responsibility to identify, assess, manage, monitor and mitigate material risks not specifically allocated to the board of directors or another of its committees. In addition to RHM-level processes, entity-level risk teams affiliated with our operating subsidiaries, including one at RHC, perform ongoing risk operations, including risk and control self-assessments and maintaining risk and control registers. As management identifies operational risks, the entity-level risk team tracks the risk drivers and planned mitigating measures and escalates such risks, as needed, to the ERM team.
In light of events in 2022, cryptocurrency market risks were identified as a key risk to the Company and management has accordingly implemented certain measures, including enhanced monitoring for cryptocurrency markets (such as reducing net open position limits with liquidity partners through more frequent settlement; adding additional banking and liquidity partners; monitoring on-platform trading activity, coin deposits and withdrawals; and ongoing diligence for listings and banking relationships). The ERM team has also provided quarterly updates to the Safety Committee with respect to such risks and responses. In addition, RHC and RHEU maintain listing committees as described above.
In June 2025, we started offering leverage to customers of RHEU and Bitstamp Financial Services Ltd investing in crypto-asset perpetuals. By permitting customers to invest in crypto-asset perpetuals with the use of leverage, both our customers and we are subject to certain risks, especially during periods of extreme volatility in the crypto-asset markets.
In the United States, any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our RHC and Bitstamp US platforms, that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, which may change and evolve over time based on changes in the cryptocurrency and its related ecosystem and on evolving legal and regulatory developments. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. Further, guidance and statements from the SEC and states, including recent SEC Division of Corporation Finance (“Corp Fin”) staff statements, have provided some degree of additional clarity concerning the analysis for specific cryptocurrencies, although much uncertainty still exists. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC had not historically provided advance confirmation on the status of any particular cryptocurrency as a security, (i) Corp Fin staff recently published statements that they do not view the offers and sales of certain “stablecoins” and “meme coins” to constitute the offer and sale of securities under the federal securities laws and (ii) senior officials at the SEC have previously indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which recently published a consumer alert concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, proposed legislation may provide guidelines for the regulation of stablecoins in the U.S. and may differ from the views set forth in the Corp Fin staff statement). With respect to all cryptocurrencies other than Bitcoin and Ethereum, there is less certainty about whether they would be viewed as securities under the applicable federal and securities laws. Furthermore, U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Additionally, the current presidential administration and control of Congress in the U.S. present considerable uncertainty as to cryptocurrency regulations and how regulators will apply the securities laws to cryptocurrencies and what changes Congress may enact with respect to cryptocurrencies. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our RHC or Bitstamp US platforms is a “security” under U.S. law.

For example, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. In November 2023, the SEC brought similar charges against Payward, Inc. and Payward Ventures Inc.) (collectively, “Kraken”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s focus on developing a federal securities laws framework for digital assets may resolve the case. In February 2025, Coinbase and the SEC entered into a court-approved joint stipulation to dismiss the SEC’s lawsuit with prejudice. In March 2025, the SEC filed a stipulation against Kraken to dismiss the SEC’s lawsuit with prejudice. Several other digital assets market participants, including us, have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. Also, in April 2025, the Office of the Deputy Attorney General issued a memorandum (the “April DOJ Memo”), setting out new enforcement priorities for digital asset-related investigations and prosecutions by the DOJ. The April DOJ Memo directed prosecutors not to “target virtual currency exchanges, mixing and tumbling services, and offline wallets for the acts of their end users or unwitting violations of regulations”. The April DOJ Memo explained that the DOJ will instead prioritize cases against individuals who cause financial harm to digital asset investors and consumers and/or use digital assets in furtherance of other criminal conduct. The outcome of these matters (to the extent not yet dismissed) and decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that SEC Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force will be focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources judiciously.” While the SEC has formed the Crypto Task Force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors, the task force has only recently begun.
From time to time, we also have received with respect to our RHC platform, and might in the future receive SEC inquiries regarding specific cryptocurrencies supported on our RHC or Bitstamp US platforms and added features and since December 2022, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the SEC find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received the May 2024 Wells Notice (as defined in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report). On February 21, 2025,

SEC Enforcement closed the investigation, advising RHC in writing that it had concluded its investigation and did not intend to move forward with recommending an enforcement action.
To the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC or Bitstamp US platforms are securities, that assertion or determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our RHC or Bitstamp US platforms). It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions, including disgorgement or penalties which could be material, for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer, national securities exchange, clearing agency, or other regulated entity without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our RHC or Bitstamp US platforms and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if any supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. For instance, in April 2023, the SEC reopened the comment period and provided supplemental information on proposed amendments to the definition of “exchange” under Exchange Act Rule 3b-16, including reiterating the applicability of existing rules to platforms that trade crypto asset securities. In addition, our growth might be adversely affected if we are not able to expand our RHC platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.
We continue to analyze the cryptocurrencies supported on the RHC and Bitstamp US platforms under our Crypto Listing Frameworks and Bitstamp’s similar internal policies, respectively, on a periodic basis to ensure that they continue to meet the applicable internal requirements for continued support on the RHC and Bitstamp US platforms which include, among other factors, that we continue to believe they are not securities under relevant U.S. federal and state securities laws. We may make the determination to cease support for a cryptocurrency for any one or a variety of factors based on a totality of the circumstances under our Crypto Listing Frameworks and Bitstamp’s similar internal policies, as applicable. However, an assertion or determination by the SEC or a court that a cryptocurrency supported by our RHC or Bitstamp US platforms constitutes a security could also result in our determination that it is advisable to remove that cryptocurrency and others with similar characteristics to the cryptocurrency that was asserted or determined to be a security from our RHC or Bitstamp US platforms. If we proactively remove certain cryptocurrencies from our RHC or Bitstamp US platforms because the SEC, a state, or a court has asserted or determined they constitute securities or because they share similarities with such cryptocurrencies or otherwise do not meet our Crypto Listing Frameworks and Bitstamp’s similar internal policies, as applicable, it has and could in the future negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such cryptocurrency on their platforms.
In addition, in June 2024, we launched “Robinhood Stock Tokens” in certain jurisdictions in the EEA, which are designed to provide eligible customers in the EEA with exposure to certain U.S. exchange-listed stocks and exchange-traded funds (“ETFs”). While we currently only offer Robinhood Stock Tokens in the EEA, because the assets underlying the tokens are certain U.S. stocks and ETFs, the SEC could assert jurisdiction over our Robinhood Stock Token offering and claim that transactions in our Robinhood Stock Tokens must be conducted in compliance with applicable federal laws and regulations. See “—Our introduction of Robinhood Stock Tokens in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks” for more information.
If the SEC, a state regulator or a private litigant alleges that our staking services offered in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act, the Exchange Act or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking activities and may be subject to monetary and other penalties.

In June 2025, we announced that RHC will be offering crypto staking services to eligible customers in certain jurisdictions in the United States. In several enforcement actions filed by the SEC under the prior administration, the SEC alleged that certain companies had offered staking services to retail customers for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking services in violation of the registration provisions of the Securities Act or the Exchange Act. For example, as described under “—Risks Related to Cryptocurrency Products and Services—In the United States, any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties,” in 2023 the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. As noted above, the litigation against Binance, Coinbase, and Kraken has been stayed or dismissed, and the SEC filed a stipulation to dismiss its lawsuit against Consensys with prejudice in March 2025.
We believe that our staking services do not offer or sell any “securities” subject to the securities laws or SEC regulations. We also believe that the structure, terms and other characteristics of the staking services offered by RHC generally align with those described in the Staff’s Statement on Certain Protocol Staking Activities issued in May 2025, wherein the Staff stated that it is the Staff’s view that the staking services of the nature described therein do not involve the offer and sale of “securities” within the meaning of the Securities Act and the Exchange Act. However, the Staff’s statement does not constitute a rule, regulation, guidance or statement of the SEC, and may be withdrawn at any time without notice and comment by the Staff or the SEC. Accordingly, we do not know if the SEC will agree with our interpretation of the applicable federal laws or regulations, or if we will be successful if we seek relief from the courts.
In addition, there is no guarantee that state regulators will agree with our interpretation of applicable state laws or regulations. For example, several state regulators have issued cease and desist orders to, or filed lawsuits against, Coinbase with respect to its staking services, alleging that Coinbase’s staking services constitute unregistered securities offerings under applicable state laws and regulations. While certain of the state regulators have since dismissed their lawsuits against Coinbase with respect to its staking services, not all state regulators have done so.
If the SEC, a state regulator or a private litigant were to prevail on claims that our staking services offered in the United States violate the Securities Act, Exchange Act or applicable state laws and regulations, we may be subject to monetary penalties, liabilities, reputational harm, and may be required to cease offering these services.
Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the United States, cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. For example, on October 13, 2023, California enacted the DFAL, which, upon effectiveness on July 1, 2026, will prohibit any person or entity engaging in digital financial asset business activity or holding itself out as being engaged in digital financial asset business activity, with or on behalf of a resident of California (including businesses with a place of business in California), unless that person or entity either (i) holds a license under the DFAL, (ii) has submitted an application for such license on or before July 1, 2026 and is awaiting approval or denial of that application, or (iii) is exempt from licensure. Once licensed, the licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, and anti-fraud and anti-money laundering. We expect to apply for a license under DFAL in connection with our cryptocurrency trading operations in California. In addition, the NYDFS requires that any persons or entity engaging in virtual currency activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly referred to as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others, or must be chartered under the New York Banking Law and be approved by the NYDFS to engage in virtual currency business activity. We will continue to monitor developments in state-level legislation, guidance or regulations applicable to us. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to future cryptocurrency regulations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.
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
In addition, future regulatory actions or policies, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. This includes recent legislative actions related to the CLARITY Act and GENIUS Act. See “—Risks Related to Regulation and Litigation—Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Additionally, some lawmakers and regulators have raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and might continue, to comprise a significant percentage of our total net revenues. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to such regulatory actions or policies. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.
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
Our continued efforts to expand our business internationally also subject us to additional laws, regulations, or other government or regulatory scrutiny as discussed in “—Risks Related to Our Business—We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed” and “—Risks Related to Regulation and Litigation—Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect a crypto-asset industry participants, the crypto-asset markets, and their users, particularly trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, the provisions of MiCA went into effect as of December 30, 2024. Accordingly, in addition to the licenses RHEU and Bitstamp Financial Services Ltd. obtained under MiFID, RHEU and Bitstamp Europe S.A. have obtained licenses to operate as crypto asset service providers under MiCA. As noted above, monitoring and maintaining our compliance with the laws and regulations to which we are subject is complex and requires us to expend significant resources. In addition, any failure to comply with any applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business. In addition, new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, or require us to obtain additional or newly-created registrations or licenses in the future and cause us to incur significant expense in order to ensure compliance. Additionally, under recommendations from FinCEN, and the Financial Action Task Force, the United States and several international jurisdictions in which RHEU or Bitstamp operate have imposed the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, and could also face penalties for technical violations or lose customers if it negatively impacts customer experience.
Our Crypto Transfers, crypto staking and lending, Robinhood Wallet, and Robinhood Connect features could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

In the United States, we allow customers to deposit and withdraw cryptocurrencies to and from our RHC and Bitstamp platforms through our Crypto Transfers feature in the states in which RHC or Bitstamp operates (other than New York for RHC, where RHC’s regulatory application is still pending). Since the third quarter of 2024, we also allow customers of RHEU to deposit and withdraw crypto to and from our RHEU platform. Bitstamp also allows its customers to deposit and withdraw crypto to and from the Bitstamp platform. Crypto Transfers are processed using Robinhood’s or Bitstamp’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, RHC U.S. customers have access to Robinhood Connect, allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

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

We also provide crypto staking services through our RHC, RHEU and Bitstamp platforms in which eligible customers of RHC, RHEU and Bitstamp are given the option to “stake” eligible crypto-assets. Staking allows customers to earn rewards by locking up the cryptocurrencies, subject to the network and cryptocurrency’s requirements and bonding periods, and so limits customers’ access to their funds during such time. Once a customer chooses to opt in to our staking services, we delegate the amount of crypto-assets identified by such customer for staking to a validator operated by either (i) RHC, RHEU or Bitstamp, as applicable, or (ii) a third-party service provider we engage in connection with such services. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our third-party service provider or any such smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or our third-party service provider are slashed by the underlying blockchain network, customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of the network token. If we experience a high volume of such staking requests from customers on an ongoing basis, we could incur significant costs.

Bitstamp Europe S.A., Bitstamp Limited and Bitstamp Global Limited market crypto-asset lending services which are provided directly to customers by a third-party service provider. Customers lend their crypto-assets directly to a third party and the third party then on-lends to borrowers. Customer crypto-assets leave the custody of Bitstamp when customers access these services. There is a risk that borrowers may default on loans by the third-party service provider causing a financial loss to customers and in a worst case scenario the insolvency of the third-party service provider or its related group companies. Any of these risks could negatively impact our reputation, business, financial condition, and results of operations and discourage existing and future customers from utilizing our products and services.
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

Any inability to maintain adequate relationships with third-party banks, Liquidity Providers, and exchanges with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings, would disrupt our ability to offer cryptocurrency trading to customers.

We rely heavily on third-party banks, Liquidity Providers and exchanges in connection with our provision of cryptocurrency products and services to our customers, with the exception of a cryptocurrency exchange operated by Bitstamp and acquired by Robinhood in June 2025. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platforms rely on direct settlements between us and our customers and direct settlements between us and our Liquidity Providers or exchanges after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of Liquidity Providers and Bitstamp, where applicable, to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers, Liquidity Providers and exchanges (as well as maintaining the minimum capital required by regulators). If we, third-party banks, Liquidity Providers, or exchanges have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platforms and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platforms, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We might also be harmed by the loss of any of our banking partners and Liquidity Providers. As a result of the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payments services, or other financial services to companies providing cryptocurrency products, including us. For instance, in May 2023, two prominent Liquidity Providers announced their respective decisions to limit their offerings in cryptocurrency trading within the United States. If we, our exchanges or our Liquidity Providers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, if these banks impose significant operational restrictions, or if these banks were to fail or be taken over by the FDIC, such as occurred in the 2023 Banking Events, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by Liquidity Providers, our RHC customers’ orders for USD Coin (“USDC”), a stablecoin backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions, are fulfilled directly from Circle Internet Financial, LLC (“Circle”), the original issuer and main liquidity provider of USDC. If in the future we decide to offer other stablecoins, which are cryptocurrencies designed to minimize price volatility, we may also work directly with other liquidity partners to fulfill those orders. If we cannot maintain sufficient relationships with Circle or any other Liquidity Providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Our introduction of Robinhood Stock Tokens in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

In June 2025, we launched Robinhood Stock Tokens for eligible customers in certain EEA jurisdictions. These products are designed to provide economic exposure to the price performance of certain U.S. stocks issued by publicly-listed U.S. companies and certain U.S. ETFs, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks and ETFs. From time to time, we have offered, and may offer, token products that reference privately-held U.S. companies in connection with certain limited promotional initiatives in certain EEA jurisdictions (the “Private Company Stock Token Promotion”). Such tokens and Robinhood Stock Tokens do not represent, or entitle the holder to receive or convert into, actual securities of the referenced companies, and the value of the tokens is based on a defined reference price such as the market price of those securities or the price of those securities upon a liquidity event.

The cryptocurrency industry is rapidly evolving, and the tokenization of real-world assets is a nascent development in the industry. Accordingly, there remains considerable regulatory uncertainty regarding how transactions, products, services or offerings involving tokenized real-world assets, including tokenized financial instruments, are or should be regulated. While certain lawmakers, regulators and other public officials in the U.S. and in foreign jurisdictions have previously made statements or issued guidance relating to the legal and regulatory framework applicable to tokenized real-world assets, the legal and regulatory framework is still in the early stages, is continuing to evolve rapidly and remains uncertain and fragmented across jurisdictions. For example, in July 2025, SEC Commissioner Hester M. Peirce issued a statement noting that tokenized securities are still securities, and therefore transactions involving tokenized securities are subject to federal securities laws. Advisory committees and staff of the CFTC have also discussed exploring a potential regulatory framework for tokenization of assets, including tokenized collateral.
Regulatory approaches to tokenized real-world assets outside of the U.S. are similarly in the early stages and vary by jurisdiction. For example, in the EU, MiCA and MiFID operate as complementary regimes within the EU’s financial regulatory framework, with MiCA governing crypto-assets that do not qualify as financial instruments and MiFID continuing to apply to crypto-assets that meet the definition of financial instruments. Accordingly, the application of MiCA or MiFID depend on the characteristics of the specific tokenized real-world asset. In Singapore, the MAS has issued guidance stating that a crypto-asset may constitute, among other things, a “share” where it confers or represents ownership interest in a corporation or a “securities-based derivatives contract” where the underlying asset is a share, debenture or unit in a business, which would require transactions in such crypto-assets to be conducted in compliance with applicable law and the applicable licenses.
We currently only offer Robinhood Stock Tokens and the Private Company Stock Token Promotion to eligible customers of RHEU in certain jurisdictions in the EEA, and while we believe that such operations are in compliance with MiFID requirements applicable to derivatives, we cannot ensure that regulators would agree with our conclusions. For example, we have received requests for clarifications from the Bank of Lithuania, which has issued RHEU licenses under MiCA and MiFID, regarding our Robinhood Stock Tokens and the Private Company Stock Token Promotion in connection with the launch of that offering. Responding to such requests may divert management attention and require us to expend additional resources. If the Bank of Lithuania determines that our Robinhood Stock Token offering or the Private Company Stock Token Promotion is not being conducted in compliance with applicable laws or regulations, such determination could result in financial penalties or other non-monetary penalties, limitation of certain of our business activities (including with respect to our Robinhood Stock Token offering), loss or non-renewal of existing licenses or authorizations, increased scrutiny from other regulators, loss of our customers and reputational harm. In addition, any change in applicable laws or regulations, or change in interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate our Robinhood Stock Token offering as currently intended. In addition, because the assets underlying our Robinhood Stock Tokens and the Private Company Stock Token Promotion are certain U.S. securities, the SEC or other U.S. regulators, including the CFTC, could assert jurisdiction over our Robinhood Stock Token offering or the Private Company Stock Token Promotion and claim that transactions in related tokens must be conducted in compliance with applicable U.S. laws and regulations. Such a determination could result in lawsuits, regulatory action and enforcement proceedings that result in injunctions, fines, penalties and other monetary damages, and could require us to obtain additional registrations or licenses in the future and cause us to incur significant expenses in order to ensure compliance with applicable laws and regulations.
We may also face contractual or legal challenges from the issuers of the referenced securities. Some companies, particularly private companies with transfer restrictions, may object to the creation of synthetic instruments such as tokens which reference their securities and are facilitated by Robinhood or one of its affiliates holding an interest in a special purpose vehicle (“SPV”) that holds the referenced securities or instruments representing a contingent interest in the referenced securities. In such cases, the issuer may assert that our interest in the SPV is invalid, void or otherwise unenforceable or that we have violated applicable transfer restrictions, which could result in a loss or impairment of the SPV’s rights to the underlying securities, which could in turn prevent us from effectively hedging our exposure to the associated tokens held by our customers. For example, OpenAI has publicly stated that OpenAI tokens issued in connection with the Private Company Stock Token Promotion are not OpenAI equity, that they did not partner with us and did not endorse the OpenAI tokens, and that any transfer of OpenAI equity requires OpenAI’s approval and OpenAI did not approve such transfer. Accordingly, Robinhood or our affiliates may be exposed to risks relating to litigation, reputational harm, or the need to suspend or revise affected offerings.
The Robinhood Stock Token offering and the Private Company Stock Token Promotion also involve operational risks, in addition to existing cryptocurrency risks. They rely on accurate and timely price data, functioning systems for custody and valuation, and clear communication to customers about how the tokens work. If these systems fail, or if customers misunderstand that the tokens don’t represent actual securities, we could face regulatory action, legal exposure, or reputational harm.
If we are unable to adequately manage these risks, or if regulators, issuers, or other counterparties take adverse action, our Robinhood Stock Token initiative could be curtailed or terminated, which could adversely affect our crypto and international business operations, expose us to significant liability and harm our brand.
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

We also are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, excise, goods and services, and property taxes in the United States and various foreign jurisdictions. Specifically, we might be subject to “digital service taxes” or new allocations of tax as a result of increasing efforts by certain jurisdictions to tax cross border activities that might not have been subject to tax under existing international tax principles. Companies such as ours could be adversely impacted by such taxes.

Our ability to use our net operating losses to offset future taxable income could be subject to certain limitations.

As of June 30, 2025, we have U.S. federal, state and non-U.S. net operating loss carryforwards (“NOLs”) available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For instance, for state income tax purposes, a California franchise tax law change limits the usability of California state NOLs to offset California taxable income in taxable years beginning on or after January 1, 2024 and before January 1, 2027. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, Total Platform Assets, Net Deposits, and Robinhood Gold Subscribers, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. For example, prior to our becoming self-clearing in November 2018, we relied on a third-party provider for our clearing operations, and used data collected by that third party to compute certain metrics, such as Funded Customers, that, since November 2018, we have calculated based on data sourced and processed internally. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. Further, with our acquisition of TradePMR in February 2025, we are clearing through a third party for TradePMR related accounts and using data collected by that third party to compute certain metrics. So for TradePMR-related accounts only, if the third-party systems and tools we use to track this data undercount or overcount performance or contain algorithmic or other technical errors, the relevant metrics we report that rely on such data might not be accurate. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for definitions of our key operational metrics.

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

As of June 30, 2025, our founders and their related entities hold approximately 13% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, such sales, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 11 - Common Stock and Stockholders’ Equity to our unaudited condensed consolidated financial statements in this Quarterly Report) and for issuance under our Employee Share Purchase Plan (“ESPP”). All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant). These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.
We have authorized more capital stock in recent years to provide additional stock options and RSUs to our employees and to permit for the consummation of equity and equity-linked financings and might continue to do so in the future. Our employee headcount has increased in the past few years, so the amount of dilution due to awards of equity-based compensation to our employees could be substantial. Further, any sales of our Class A common stock (including shares of Class A common stock issuable upon conversion of our Class B common stock, as stock options are exercised, or as RSUs are settled) might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

There are no guarantees that we will repurchase shares under the Repurchase Program or that the Repurchase Program will result in increased shareholder value.

On May 28, 2024, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock to return value to shareholders. In July 2024, Robinhood began to execute on the Repurchase Program and on April 30, 2025, we announced that the board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. As of June 30, 2025, Robinhood has made share repurchases of $703 million under the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management expects to complete the remainder of the authorization over the next roughly two years, with flexibility to accelerate if market conditions warrant. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

Other than the above, from January 1, 2025 through June 30, 2025, the Company did not sell any shares of Class A common stock (or other equity securities of RHM) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1, 2025 - April 30, 2025	2,471,752	$36.60	2,471,752	$831
May 1, 2025 - May 31, 2025	307,171	$56.99	307,171	$814
June 1, 2025 - June 30, 2025	222,832	$74.81	222,832	$797
Total	3,001,755	$41.52	3,001,755	$797
_______________
(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On May 28, 2024, we announced that the board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. On April 30, 2025, we announced that the board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. Refer to Note 11 - Common Stock and Stockholders’ Equity of our unaudited condensed consolidated financial statements in this Quarterly Report for more information about the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended June 30, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1+	Non-employee Director Compensation Program				X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on July 30, 2025.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)