Form 10-Q
period 2025-09-30
Robinhood Markets, Inc.
filed 2025-11-06
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 30, 2025, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 786,356,025 and 112,832,844.

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

•that we are continuously introducing new products and diversifying our services that further expand access to the financial system;

•our expectations regarding legislative developments and their impact on us, including with respect to the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), and the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”);

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
•the risk that the outcome of currently ongoing and potential future regulatory enforcement actions and litigation, as well as potential changes in federal or state law, could immediately or subsequently prevent us from offering, or continuing to offer, event contracts;
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
•the regulation, litigation, contractual, operational, and reputational risks associated with our introduction of products such as Robinhood Stock Tokens in the European Economic Area (the “EEA”) and our staking services offered in the U.S.; and
•the risk that substantial future sales of Class A common stock in the public market, or the perception that they may occur, could cause the price of our stock to fall.

Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Quarterly Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time, and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Quarterly Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Quarterly Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Quarterly Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.
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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(in millions, except share and per share data)	2024	2025
Assets
Current assets:
Cash and cash equivalents	$4,332	$4,331
Cash, cash equivalents, and securities segregated under federal and other regulations	4,724	8,443
Receivables from brokers, dealers, and clearing organizations	471	482
Receivables from users, net	8,239	14,390
Securities borrowed	3,236	6,607
Deposits with clearing organizations	489	1,440
User-held fractional shares	2,530	3,618
Held-to-maturity investments	398	53
Prepaid expenses	75	128
Deferred customer match incentives	100	161
Other current assets	509	326
Total current assets	25,103	39,979
Property, software, and equipment, net	139	150
Goodwill	179	386
Intangible assets, net	38	172
Non-current deferred customer match incentives	195	360
Other non-current assets, including non-current prepaid expenses of $17 as of December 31, 2024 and $13 as of September 30, 2025	533	405
Total assets	$26,187	$41,452
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$397	$399
Payables to users	7,448	12,317
Securities loaned	7,463	15,666
Fractional shares repurchase obligation	2,530	3,618
Other current liabilities	266	762
Total current liabilities	18,104	32,762
Other non-current liabilities	111	123
Total liabilities	18,215	32,885
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and September 30, 2025.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,903,997 shares issued and outstanding as of December 31, 2024; 21,000,000,000 shares authorized, 784,342,180 shares issued and outstanding as of September 30, 2025.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 119,588,986 shares issued and outstanding as of December 31, 2024; 700,000,000 shares authorized, 114,326,182 shares issued and outstanding as of September 30, 2025.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and September 30, 2025.	—	—
Additional paid-in capital	12,008	11,317
Accumulated other comprehensive income (loss)	(1)	7
Accumulated deficit	(4,035)	(2,757)
Total stockholders’ equity	7,972	8,567
Total liabilities and stockholders’ equity	$26,187	$41,452
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2024	2025	2024	2025
Revenues:
Transaction-based revenues	$319	$730	$975	$1,852
Net interest revenues	274	456	813	1,103
Other revenues	44	88	149	235
Total net revenues	637	1,274	1,937	3,190

Operating expenses:
Brokerage and transaction	39	56	114	154
Technology and development	205	237	610	665
Operations	27	33	83	93
Provision for credit losses	23	26	57	78
Marketing	59	102	190	306
General and administrative	133	185	385	450
Total operating expenses	486	639	1,439	1,746

Other income (loss), net	2	(1)	8	3
Income before income taxes	153	634	506	1,447
Provision for income taxes	3	78	11	169
Net income	$150	$556	$495	$1,278
Net income attributable to common stockholders:
Basic	$150	$556	$495	$1,278
Diluted	$150	$556	$495	$1,278
Net income per share attributable to common stockholders:
Basic	$0.17	$0.63	$0.56	$1.44
Diluted	$0.17	$0.61	$0.55	$1.39
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	884,108,545	889,261,220	880,182,573	885,346,564
Diluted	905,544,750	917,940,660	903,555,592	918,606,063
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Net income	$150	$556	$495	$1,278
Other comprehensive income, net of tax:
Foreign currency translation	1	—	1	8
Reclassification adjustment for net gains included in net income	—	—	3	—
Total other comprehensive income, net of tax	1	—	4	8
Total comprehensive income	$151	$556	$499	$1,286
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2025
Operating activities:
Net income	$495	$1,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	63
Provision for credit losses	57	78
Share-based compensation	227	229
Other	—	13
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	—	(1,193)
Receivables from brokers, dealers, and clearing organizations	(50)	19
Receivables from users, net	(1,971)	(5,814)
Securities borrowed	(2,102)	(3,371)
Deposits with clearing organizations	(126)	(951)
Current and non-current prepaid expenses	(41)	(42)
Current and non-current deferred customer match incentives	(202)	(226)
Other current and non-current assets	(11)	437
Accounts payable and accrued expenses	28	(75)
Payables to users	1,167	3,754
Securities loaned	3,759	8,203
Other current and non-current liabilities	(42)	173
Net cash provided by operating activities	1,243	2,575
Investing activities:
Purchases of property, software, and equipment	(9)	(13)
Capitalization of internally developed software	(26)	(28)
Consideration transferred for business acquisitions	(6)	(399)
Cash, cash equivalents, and segregated cash acquired in business acquisitions	—	1,193
Purchases of held-to-maturity investments	(469)	—
Proceeds from maturities of held-to-maturity investments	439	347
Purchases of credit card receivables by Credit Card Funding Trust	(239)	(2,917)
Collections of purchased credit card receivables	130	2,526
Asset acquisition, net of cash acquired	(3)	—
Other	1	(10)
Net cash provided by (used in) investing activities	(182)	699
Financing activities:
Proceeds from exercise of stock options	10	14
Proceeds from issuance of common stock under the Employee Share Purchase Plan	10	15
Taxes paid related to net share settlement of equity awards	(155)	(413)
Repurchase of Class A common stock	(97)	(553)
Draws on credit facilities	12	2,701
Repayments on credit facilities	(12)	(2,701)
Borrowings by the Credit Card Funding Trust	95	245
Change in principal collected from customers due to Coastal Bank	(15)	—
Repayments on borrowings by the Credit Card Funding Trust	(1)	—
Payments of debt issuance costs	(14)	(16)
Net cash used in financing activities	(167)	(708)
Effect of foreign exchange rate changes on cash and cash equivalents	1	8
Net increase in cash, cash equivalents, segregated cash, and restricted cash	895	2,574
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	9,346	8,695
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$10,241	$11,269

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,611	$4,331
Segregated cash and cash equivalents, end of the period	5,547	6,853
Restricted cash in other current assets, end of the period	67	68
Restricted cash in other non-current assets, end of the period	16	17
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$10,241	$11,269
Supplemental disclosures:
Cash paid for interest	$12	$20
Cash paid for income taxes, net of refund received	$14	$83
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of June 30, 2024	884,545,769	$—	$12,223	$—	$(5,101)	$7,122
Net income	—	—	—	—	150	150
Issuance of common stock in connection with stock option exercises	412,471	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	3,662,963	—	(56)	—	—	(56)
Repurchase and retirement of Class A common stock	(5,012,195)	—	(97)	—	—	(97)
Change in other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	—	86	—	—	86
Balance as of September 30, 2024	883,609,008	$—	$12,158	$1	$(4,951)	$7,208

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of June 30, 2025	888,217,555	$—	$11,378	$7	$(3,313)	$8,072
Net income	—	—	—	—	556	556
Issuance of common stock in connection with stock option exercises	693,801	—	3	—	—	3
Issuance of common stock in connection with warrants exercises, net of shares withheld	1,275,077	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	9,498,638	—	(41)	—	—	(41)
Repurchase and retirement of Class A common stock	(1,016,709)	—	(107)	—	—	(107)
Share-based compensation	—	—	84	—	—	84
Balance as of September 30, 2025	898,668,362	$—	$11,317	$7	$(2,757)	$8,567

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	495	495
Issuance of common stock in connection with stock option exercises	2,237,944	—	10	—	—	10
Issuance of common stock in connection with Employee Share Purchase Plan	1,555,893	—	10	—	—	10
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	12,664,702	—	(155)	—	—	(155)
Repurchase and retirement of Class A common stock	(5,012,195)	—	(97)	—	—	(97)
Change in other comprehensive income	—	—	—	4	—	4
Share-based compensation	—	—	245	—	—	245
Balance as of September 30, 2024	883,609,008	$—	$12,158	$1	$(4,951)	$7,208

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2024	884,492,983	$—	$12,008	$(1)	$(4,035)	$7,972
Net income	—	—	—	—	1,278	1,278
Issuance of common stock in connection with stock option exercises	3,765,653	—	14	—	—	14
Issuance of common stock in connection with warrants exercises, net of shares withheld	2,526,819	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	553,712	—	15	—	—	15
Issuance of common stock in connection with business combination	2,049,711	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	16,466,317	—	(413)	—	—	(413)
Repurchase and retirement of Class A common stock	(11,186,833)	—	(553)	—	—	(553)
Change in other comprehensive income	—	—	—	8	—	8
Share-based compensation	—	—	246	—	—	246
Balance as of September 30, 2025	898,668,362	$—	$11,317	$7	$(2,757)	$8,567

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

We are continuously introducing new products and diversifying our services that further expand access to the financial system. In February 2025, we acquired Trade-PMR, Inc. (“TradePMR”), a custodial and portfolio management platform for Registered Investment Advisors (“RIAs”). In March 2025, we launched Robinhood Strategies, a digital investment advisory service that offers tailored, expert-managed, and goal-based portfolios directly within our mobile platform, featuring low and capped fees. In June 2025, we acquired Bitstamp, a globally-scaled cryptocurrency exchange with institutional and retail customers.

Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, equities, and futures through our platforms. Options, cryptocurrencies, and equities transactions are routed through market makers or exchanges, who are responsible for trade execution. For certain cryptocurrency transactions, we match user orders using an industry-standard matching engine. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. For futures, users are legally obligated to buy or sell the underlying asset at a specified future date, with the price determined at the time of trade execution. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade. Our users have ownership of the securities they transact on our platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on our unaudited condensed consolidated balance sheets, other than user-held fractional shares which are presented gross. Our users also have ownership of the cryptocurrencies they transact on our platforms (none of which are allowed to be purchased on margin and which do not serve as collateral for margin loans), and, as a result, user-held cryptocurrencies are not presented on our unaudited condensed consolidated balance sheets.
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers and exchanges in excess of 10% of total revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Market makers and exchanges:
Citadel Securities, LLC	14%	13%	13%	12%
All others individually less than 10%	36%	41%	37%	44%
Total as percentage of total revenue	50%	54%	50%	56%

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
In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This guidance provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impacts of the amendments on our consolidated financial statements.
In September 2025, the FASB issued Accounting Standards Update 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance simplifies the capitalization guidance for internal-use software costs by removing all references to prescriptive and sequential software development stages under Subtopic 350-40. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied prospectively, retrospectively or under a modified transition approach. We are currently evaluating the impacts of the amendments on our consolidated financial statements.
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

(in millions)	Fair Value
Cash and cash equivalents	$65
Cash and securities segregated under federal and other regulations	1,103
Receivable from users, net	13
Prepaid expenses	6
Other current assets	15
Other non-current assets	8
Goodwill	93
Intangible assets	70
Accounts payable and accrued expenses	(28)
Payable to users	(1,115)
Other current liabilities	(4)
Other non-current liabilities	(2)
Net assets acquired	$224

During the third quarter of 2025, we recorded measurement period adjustments that resulted in a $2 million increase to goodwill, primarily related to adjustments to developed technology, based on facts and circumstances as of the acquisition date.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Developed technology	$39	6
Licenses	21	N/A
Customer relationships	5	18
Other	4	N/A
Trade name	1	2
Total	$70
The overall weighted average useful life of the identified amortizable intangible assets acquired is 7.08 years. The estimated fair value of the intangible assets acquired approximate the amounts a market participant would pay for these intangible assets as of the acquisition date. We used a multi-period excess earnings method to estimate the fair value of developed technology, the distributor method to estimate the fair value of customer relationships, the cost approach to estimate the fair value of licenses, and the relief from royalty method to estimate the fair value of trade names.
Pro forma results of operations for Bitstamp have not been presented as the effect of this acquisition was not material to our consolidated financial statements.
Pending Acquisition of WonderFi
On May 12, 2025, we entered into an agreement to acquire all outstanding equity of WonderFi, a Canadian leader in digital asset products and services, for Canadian dollars (“C$”) C$0.36 per share, representing a total equity value of approximately $180 million. The pending acquisition is subject to customary closing conditions, including regulatory approvals.
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in millions)	Carrying Amount
As of December 31, 2024	$179
Additions	205
Foreign currency translation adjustment	2
As of September 30, 2025	$386

There was no impairment of goodwill during the nine months ended September 30, 2025.
Intangible Assets
The components of intangible assets, net as of September 30, 2025 were as follows:

(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Developed technology	$98	$(20)	$78	4.60
Customer relationships	64	(6)	58	11.86
Trade names	3	(1)	2	2.65
Indefinite-lived intangible assets	33	—	33	N/A
Foreign currency translation adjustment	1	—	1	N/A
Total	$199	$(27)	$172
Amortization expense of intangible assets was $6 million and $16 million for the three and nine months ended September 30, 2025. There was an immaterial impairment of intangible assets during the three and nine months ended September 30, 2025.
As of September 30, 2025, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
Remainder of 2025	$7
2026	26
2027	23
2028	19
2029	18
Thereafter	45
Total	$138

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Transaction-based revenues:
Options	$202	$304	$538	$809
Cryptocurrencies	61	268	268	680
Equities	37	86	116	208
Other	19	72	53	155
Total transaction-based revenues	319	730	975	1,852

Net interest revenues:
Margin interest	83	153	228	377
Interest on segregated cash, cash equivalents, securities, and deposits	61	103	187	236
Cash Sweep	46	64	129	172
Securities lending, net	19	87	68	164
Interest on corporate cash and investments	67	39	203	134
Credit card, net	4	17	16	40
Interest expenses related to credit facilities	(6)	(8)	(18)	(22)
Other	—	1	—	2
Total net interest revenues	274	456	813	1,103

Other revenues:
Robinhood Gold subscription revenues	28	47	77	129
Proxy revenues	8	7	53	52
Other	8	34	19	54
Total other revenues	44	88	149	235

Total net revenues	$637	$1,274	$1,937	$3,190
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Interest revenue	$20	$52	$60	$116
Interest expense	(3)	(8)	(9)	(18)
Fully-Paid Securities Lending, net	$17	$44	$51	$98
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
As of September 30, 2025, contract liabilities include $37 million of unearned Robinhood Gold subscription revenue, recognized when users remit cash payments in advance of the time we satisfy our performance obligations. The unearned subscription revenue was recorded as other current liabilities on the unaudited condensed consolidated balance sheets. Contract liabilities also include $19 million of TradePMR performance obligations acquired as part of the TradePMR acquisition, with $8 million recorded in other current liabilities and $11 million in other non-current liabilities which was recorded on the unaudited condensed consolidated balance sheets. This liability represents consideration received in advance of satisfying the related performance obligations and is subject to repayment if certain contractual conditions are not met.

The table below sets forth contract receivables and liabilities balances for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2025	$294	$11
End of the period, September 30, 2025	223	57
Changes during the period	$(71)	$46
The difference between the opening and ending balances of our contract receivables was primarily driven by lower cryptocurrency transaction-based revenues due to decreased trading volumes and timing differences between our performance and counterparty payments, partially offset by higher options and equities transaction-based revenues.
The difference between the opening and ending balances of our contract liabilities was primarily driven by an increase in Robinhood Gold Subscribers, an increase in TradePMR performance obligations, and timing differences between our performance and customer billing.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses, which is primarily related to fraudulent activities, included in receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Beginning balance	$15	$20	$15	$14
Provision for credit losses	6	3	16	23
Write-offs	(6)	(5)	(16)	(21)
Recoveries	—	—	—	2
Ending Balance	$15	$18	$15	$18
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

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Beginning balance	$34	$40	$32	$40
Provision for credit losses	11	8	30	22
Payments to Coastal Bank	(8)	(7)	(26)	(22)
Recoveries	1	—	2	1
Ending balance	$38	$41	$38	$41

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Beginning balance	$3	$24	$1	$11
Provision for credit losses	6	15	11	33
Write-offs	(1)	(5)	(4)	(10)
Recoveries	—	2	$—	$2
Ending balance	$8	$36	$8	$36
The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $3 million as of December 31, 2024, and $7 million as of September 30, 2025, were not included in the tables below.

(in millions, except for percentages)	December 31, 2024
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$186	$2	$1	$3	$189
Off-balance sheet	177	15	10	25	202
Total credit card loans	$363	$17	$11	$28	$391
% of Total loans	93%	4%	3%	7%	100%

(in millions, except for percentages)	September 30, 2025
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$517	$14	$4	$18	$535
Off-balance sheet	184	15	8	23	207
Total credit card loans	$701	$29	$12	$41	$742
% of Total loans	94%	4%	2%	6%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers’ financial condition. The key indicator we monitor when assessing the credit quality and risk is customers’ credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2024 and September 30, 2025. Our receivables by FICO scores:

	December 31,		September 30,
(in millions, except FICO scores)	2024	% of Total loans	2025	% of Total loans
Below 640	$64	16%	$109	15%
640-690	100	26%	190	26%
Greater than 690	227	58%	443	59%
Total credit card loans	$391	100%	$742	100%
NOTE 7: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2024, we had $750 million of available-for-sale time deposits classified as cash equivalents on the unaudited condensed consolidated balance sheets. As of September 30, 2025, we had no available-for-sale time deposits. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

Held-to-maturity
The following tables summarize our held-to-maturity investments:

	December 31, 2024
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$337	$—	$1	$—	$338
Corporate debt securities	51	—	—	—	51
U.S. government agency securities	10	—	—	—	10
Total held-to-maturity investments	$398	$—	$1	$—	$399

	September 30, 2025
(in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$53	$—	$—	$—	$53
Total held-to-maturity investments	$53	$—	$—	$—	$53
There were no sales of held-to-maturity investments during the three and nine months ended September 30, 2025.
The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity:

	December 31, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$337	$—	$337
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$398	$—	$398

Fair value
Debt securities:
U.S. Treasury securities	$338	$—	$338
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$399	$—	$399

	September 30, 2025
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$53	$—	$53
Total held-to-maturity investments	$53	$—	$53

Fair value
Debt securities:
U.S. Treasury securities	$53	$—	$53
Total held-to-maturity investments	$53	$—	$53
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$750	$—	$750
Money market funds	53	—	—	53
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	1,193	—	—	1,193
Other current assets:
Stablecoin	361	—	—	361
Equity securities - securities owned	15	—	—	15
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	2,530	—	—	2,530
Total financial assets	$4,154	$750	$—	$4,904

Liabilities
Fractional shares repurchase obligations	$2,530	$—	$—	$2,530
Total financial liabilities	$2,530	$—	$—	$2,530

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$174	$—	$—	$174
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	1,938	—	—	1,938
Foreign Treasury securities	53	—	—	53
Deposits with clearing organizations:
U.S. Treasury securities(1)	698	—	—	698
Other current assets:
Equity securities - securities owned	23	—	—	23
Stablecoin	8	—	—	8
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	3,618	—	—	3,618
Total financial assets	$6,514	$—	$—	$6,514

Liabilities
Fractional shares repurchase obligations	3,618	—	—	3,618
Total financial liabilities	$3,618	$—	$—	$3,618

____________________________
(1) As of September 30, 2025, $697 million of our U.S. Treasury securities are pledged to a clearing organization to meet margin requirements for our securities lending program and $1 million of our U.S. Treasury securities are deposited with an exchange to enable the execution, clearing, and settlement of event contracts.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$338	$—	$—	$338
Corporate debt securities	—	51	—	51
U.S. government agency securities	—	10	—	10
Total held-to-maturity investments	$338	$61	$—	$399

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Held-to-maturity investments:
U.S. Treasury securities	$53	$—	$—	$53
Total held-to-maturity investments	$53	$—	$—	$53

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
During the nine months ended September 30, 2025, we did not have any transfers in or out of Level 3 assets or liabilities.
NOTE 8: INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	2024	2025
Income before income taxes	$153	$634	$506	$1,447
Provision for income taxes	3	78	11	169
Effective tax rate	1.9%	12.3%	2.2%	11.7%
Our tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three and nine months ended September 30, 2024, the ETR was lower than the U.S. federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets offset by current taxes payable. For the three and nine months ended September 30, 2025, the ETR was lower than the U.S. federal statutory rate primarily due to excess tax benefits from SBC.
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence for the nine months ended September 30, 2025, we believe it is more likely than not that the tax benefits of our California, certain other U.S. states and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.
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

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2024 and September 30, 2025:

	December 31,	September 30,
(in millions)	2024	2025
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$3,236	$6,607
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	3,236	6,607
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	3,236	6,607
Fair value of securities borrowed from users and third parties	(3,118)	(6,465)
Net amount	$118	$142

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$7,463	$15,666
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	7,463	15,666
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	7,463	15,666
Fair value of securities pledged to counterparties	(6,887)	(14,956)
Net amount	$576	$710
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2024 and September 30, 2025, we were permitted to re-pledge securities with a fair value of $11.04 billion and $19.74 billion under margin account agreements with users. As of December 31, 2024, we were permitted to re-pledge securities with a fair value of an immaterial balance that we borrowed under the master securities loan agreements (“MSLAs”) with third parties. As of September 30, 2025, there were no securities re-pledged from borrowing under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2024 and September 30, 2025, we were permitted to borrow securities with a fair value of $38.70 billion and $68.76 billion including securities with a fair value of $3.12 billion and $6.47 billion that we had borrowed from users.
As of December 31, 2024 and September 30, 2025, we had re-pledged securities with a fair value of $6.89 billion and $14.96 billion, in each case under MSLAs and fixed-term securities lending agreements with third parties. In addition, as of December 31, 2024 and September 30, 2025, we had re-pledged $1.60 billion and $2.85 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 10: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2025 Credit Agreement
On March 21, 2025, RHM entered into the Third Amended and Restated Credit Agreement with a syndicate of banks, as amended by the First Amendment, dated as of October 15, 2025 (the “RHM

March 2025 Credit Agreement”), amending and restating the unsecured revolving line of credit entered into in March 2024 (refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2024 Form 10-K for more information). The RHM March 2025 Credit Agreement has an initial commitment of $1 billion with a maturity date of March 21, 2028. Under circumstances described in the RHM March 2025 Credit Agreement, the aggregate commitments may be increased from time to time by up to $250 million in the aggregate (the “Accordion”), for a total commitment of up to $1.25 billion. On June 12, 2025, we increased the commitment from $1 billion to $1.125 billion pursuant to the Accordion and as a result reduced the available incremental commitment available pursuant to the Accordion by a corresponding amount. Borrowings under the RHM March 2025 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin rate of 1.50%. For purposes of the RHM March 2025 Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2025 Credit Agreement.
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
As of December 31, 2024 and September 30, 2025, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.

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
As of September 30, 2025, the Trust had three arrangements in place: (1) to borrow up to $200 million from Barclays Bank (“Barclays”), (2) to borrow up to $150 million from Silicon Valley Bank (“SVB”), which was amended on September 26, 2025 to decrease the borrowing capacity and the pricing, and (3) to borrow up to $300 million from Wells Fargo Bank (“WF”), which was a new borrowing agreement entered into on August 1, 2025.
Under the Barclays arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $200 million during the revolving period, which ends in November 2026. During this period, borrowings bear interest at Barclays’ commercial paper rate plus 1.75% and undrawn amounts accrue an undrawn fee at rates between 0.25% and 0.35%, depending on utilization. After the revolving period ends, the facility enters an amortization period during which no new borrowings are permitted, and the Trust repays the outstanding balance. The interest margin increases during this amortization phase.
Under the SVB arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $150 million during the revolving period, which ends in April 2027. During this period, borrowings bear interest at a rate equal to the Term SOFR plus 1.5%, and undrawn amounts accrue at a rate of 0.25%.
Under the WF arrangement, the Trust may borrow, repay and re-borrow up to a committed amount of $300 million during the revolving period, which ends in August 2028. During this period, borrowings bear interest at a rate equal to the Daily Simple SOFR plus 1.4%. After the revolving period ends, the facility enters a controlled amortization period where interest increases to a rate equal to the Daily Simple SOFR plus 2.0%, and undrawn amounts accrue an undrawn fee at rates between 0.275% and 0.325%, depending on utilization.
As of December 31, 2024, the weighted average interest rate of the SVB and Barclays arrangements was 7.81%. As of September 30, 2025, the weighted average interest rate of the SVB, Barclays, and WF arrangements was 6.45%. As of December 31, 2024 and during the three and nine months ended September 30, 2025, the Trust purchased $748 million, $1.4 billion and $2.9 billion of credit card receivables. As of December 31, 2024 and September 30, 2025, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $179 million and $501 million, and the outstanding balance of borrowing principal and interest was $131 million and $378 million. For the three and nine months ended September 30, 2024, the net interest revenue of the

Trust was immaterial. For the three and nine months ended September 30, 2025, the net interest revenue of the Trust was $14 million and $26 million.

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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of September 30, 2025, the off-balance sheet credit card receivables funded under the Program Agreement was $207 million.

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
Cryptocurrency Held in Custody on Behalf of Users

We hold cryptocurrencies in custody on behalf of our users which includes staked assets on our platform, totaling $35.2 billion and $51.8 billion at fair value at December 31, 2024 and September 30, 2025, and these assets were not recorded on our unaudited condensed consolidated balance sheets. The fair value was determined based on observed market pricing representing the last price executed for trades of each cryptocurrency at period ends. We also considered whether a liability representing anticipated losses from crypto assets which we hold in custody on behalf of users should be recognized and determined the likelihood of such losses was remote. As such, we did not record a liability at December 31, 2024 and September 30, 2025.
NOTE 11: COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of September 30, 2025, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of September 30, 2025, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 9.09 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. As of September 30, 2025, 3.78 million warrants had been exercised via net settlement, resulting in 2.53 million shares of Class A common stock issued, and the maximum purchase amount of all remaining outstanding warrants was $242 million.
Share Repurchase Program
On May 28, 2024, we announced that our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. On April 30, 2025, we announced that our board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. While the Repurchase Program does not have an expiration date, we expect to execute over the next roughly two years with flexibility to accelerate if market conditions warrant. The timing and amount of repurchase transactions will be determined by us from time to time at our discretion based on our evaluation of market conditions, share price, and other factors. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. All shares repurchased will be subsequently retired. For the three and nine months ended September 30, 2025, we repurchased approximately 1 million and 11 million shares of our Class A common stock for $107 million and $553 million.
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
As of September 30, 2025, an aggregate of 492 million shares had been authorized for issuance under our Amended and Restated 2013 Stock Plan, as amended, 2020 Equity Incentive Plan, as amended, and 2021 Plan, of which 171 million shares had been issued under the plans, 14 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 307 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition (“Time-Based RSUs”). The following table summarizes the activity for the nine months ended September 30, 2025, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	18,233,088	$15.20
Granted	6,069,501	49.04
Vested	(11,802,400)	20.29
Forfeited	(1,789,742)	24.84
Unvested at September 30, 2025	10,710,447	$27.16
Market-Based RSUs
In 2019 and 2021, we granted to our founders RSUs under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods (“Market-Based RSUs”). As of September 30, 2025, all of the remaining 11,065,463 Market-Based RSUs were fully vested.
Acquisition of TradePMR
In connection with the acquisition of TradePMR, we issued 2,049,711 unvested shares of Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, that will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. These shares are not part of the equity incentive plans described above. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. The following table summarizes the activity for the nine months ended September 30, 2025:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	—	$—
Issued	2,049,711	48.85
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2025	2,049,711	$48.85
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Brokerage and transaction	$2	$2	$7	$7
Technology and development	48	40	144	123
Operations	1	1	5	4
Marketing	3	2	6	6
General and administrative	25	33	65	89
Total(1)	$79	$78	$227	$229
________________
(1)For the three and nine months ended September 30, 2024, SBC expense primarily consisted of $76 million and $225 million related to Time-Based RSUs. For the same periods, SBC expense also consisted of an immaterial amount and negative $8 million related to Market-Based RSUs as a result of a reversal of $11 million of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer. For the three and nine months ended September 30, 2025, SBC expense primarily consisted of $75 million and $220 million related to Time-Based RSUs. All eligible to vest Market-Based RSUs have been fully expensed in 2024.
We capitalized SBC expense related to internally developed software of $6 million and $17 million during the three and nine months ended September 30, 2025 compared to $7 million and $18 million for the same periods in the prior year.
As of September 30, 2025, there was $341 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.14 years.

NOTE 12: NET INCOME PER SHARE
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

(in millions, except share and per share data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2025		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$129	$21	$485	$71	$425	$70	$1,112	$166
Net income attributable to common stockholders	$129	$21	$485	$71	$425	$70	$1,112	$166
Denominator
Weighted-average common shares outstanding - basic	761,931,947	122,176,598	776,153,997	113,107,223	756,319,103	123,863,470	770,107,702	115,238,862
Basic EPS	$0.17	$0.17	$0.63	$0.63	$0.56	$0.56	$1.44	$1.44

Diluted EPS:
Numerator
Net income	$129	$21	$485	$71	$425	$70	$1,112	$166
Reallocation of net income as a result of conversion of Class B to Class A common stock	21	—	71	—	70	—	166	—
Reallocation of net income to Class B common stock	—	—	—	(3)	—	(1)	—	(6)
Net income for diluted EPS	$150	$21	$556	$68	$495	$69	$1,278	$160
Denominator
Weighted-average common shares outstanding - basic	761,931,947	122,176,598	776,153,997	113,107,223	756,319,103	123,863,470	770,107,702	115,238,862
Dilutive effect of stock options and unvested shares	21,436,205	—	28,679,440	—	23,373,019	—	33,259,499	—
Conversion of Class B to Class A common stock	122,176,598	—	113,107,223	—	123,863,470	—	115,238,862	—
Weighted-average common shares outstanding - diluted	905,544,750	122,176,598	917,940,660	113,107,223	903,555,592	123,863,470	918,606,063	115,238,862
Diluted EPS	$0.17	$0.17	$0.61	$0.61	$0.55	$0.55	$1.39	$1.39
The following potential common shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Market-Based RSUs	11,065,463	—	11,065,463	—
Time-Based RSUs	746,083	—	774,579	76,826
Warrants	14,278,034	—	14,278,034	—
Total anti-dilutive securities	26,089,580	—	26,118,076	76,826

NOTE 13: LEASES
Our operating leases are substantially comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	September 30,
(in millions)	Classification	2024	2025
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$94	$95

Lease liabilities:
Current operating lease liabilities	Other current liabilities	21	22
Non-current operating lease liabilities	Other non-current liabilities	110	108
Total lease liabilities		$131	$130
Cash flows related to leases were as follows:

	Nine Months Ended September 30,
(in millions)	2024	2025
Operating cash flows:
Payments for operating lease liabilities	$20	$23
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$5	$15
NOTE 14: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $128 million as of December 31, 2024 and $61 million as of September 30, 2025. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of September 30, 2025 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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

Brokerage Enforcement Matters
The Financial Industry Regulatory Authority (“FINRA”) Enforcement and Examination staff are conducting investigations related to, among other things, RHS’s and RHF’s compliance with best execution obligations and the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024. In July 2025, FINRA advised us in writing that it had closed the previously disclosed investigation into matters related to RHS’s and RHF’s supervision of technology.

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

RHM, RHF, RHS, and our Chief Executive Officer (“CEO”), Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the United States Attorney’s Office for the Northern District of California (“USAO”), the U.S. Department of Justice ("DOJ”), Antitrust

Division, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. As previously disclosed, on March 6, 2025, we resolved FINRA’s investigations into these matters as part of the March 2025 FINRA Settlement (as defined below).

IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s initial public offering (“IPO”) offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiff seeks unspecified compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. In January 2024, the court granted Robinhood’s motion to dismiss the second amended complaint without leave to amend. In February 2024, plaintiffs filed a notice of appeal to the 9th Circuit. On August 29, 2025, the 9th Circuit issued its opinion affirming in part and reversing in part the district court. Robinhood’s petition for rehearing en banc was denied.
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
Pay Transparency Litigation
In July 2024, RHM, Robinhood Money, LLC, and RHC were sued in a putative class action captioned John Milito v. Robinhood Markets, Inc. et. al., alleging that Robinhood violated Washington’s Equal Pay and Opportunity Act, because some of the Company’s job postings allegedly failed to include a wage scale or salary range. The complaint seeks unspecified total statutory damages, attorneys’ fees and costs, injunctive relief, and declaratory relief. The case was stayed in the Superior Court in King County in Washington pending a certified question to the Washington Supreme Court. In September 2025, the Washington Supreme Court issued an opinion addressing the certified question and held that a job applicant for a job posting that failed to include a wage scale or salary range does not need to prove they are a “bona fide” or “good faith” applicant to obtain remedies under the applicable statute. The stay has been lifted and the case is proceeding in discovery.
Cash Sweep Litigation

In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. In January 2025, Robinhood filed a motion to dismiss. On April 28, 2025, the court granted in part and denied in part Robinhood’s motion to dismiss. In May 2025, RHM, RHF, and RHS were sued in a putative class action captioned Deeney v. Robinhood Markets, Inc. et al., in the U.S. District Court for the Northern District of California, which also made allegations related to Robinhood’s cash sweep program. The complaint sought, among other things, certification of the class, unspecified monetary damages, attorneys’ fees and costs, and restitution. The parties in Dey and Deeney have agreed to consolidate the matters and Plaintiffs have filed an amended consolidated complaint. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. Robinhood has moved to dismiss the consolidated amended complaint.
Event Contracts Litigation
In June 2025, RHM and Robinhood Derivatives, LLC (“RHD”) were sued along with several co-defendants, in state court in six states (Georgia, Illinois, Kentucky, Massachusetts, Ohio and South Carolina) by Georgia Gambling Recovery LLC, Illinois Gambling Recovery LLC, Kentucky Gambling Recovery LLC, Massachusetts Gambling Recovery LLC, Ohio Gambling Recovery LLC, and South Carolina Gambling Recovery LLC respectively. Each plaintiff asserts a claim under the respective state’s Statute of Anne, which are statutes that permit recovery of gambling losses under certain conditions, which vary by state. Each plaintiff seeks damages for losses allegedly sustained in trading certain event contracts, including damage multipliers in certain states, attorney’s fees and costs, and declaratory relief. Robinhood has removed all six cases to federal court.
In July 2025, RHM and RHD, among others, were sued by the Blue Lake Rancheria, Chicken Ranch Rancheria of Me-Wuk Indians, and Picayune Rancheria of the Chukchansi Indians in the U.S. District Court for the Northern District of California. The complaint alleges that certain event contracts offered by RHD are unlawful sports gambling activity. The tribes allege several causes of action including violation of the Indian Gaming Regulatory Act, violation of tribal gaming Ordinances, civil violation of the Racketeer Influenced and Corrupt Organizations Act, infringement of tribal sovereignty, and false advertising under the Lanham Act. The complaint seeks injunctive relief, declaratory relief, damages, treble damages, costs, and attorney’s fees. In August 2025, a similar suit was filed against RHM and RHD, among others, by the Ho-Chunk Nation in the U.S. District Court for the Western District of Wisconsin alleging the same facts and causes of action and seeking the same relief. In September 2025, plaintiffs in the Northern District of California matter moved for a preliminary injunction, which Robinhood has opposed.
In August 2025, RHD filed suits in the U.S. District Court for the District of Nevada and U.S. District Court for the District of New Jersey seeking injunctive relief from enforcement of Nevada and New Jersey state gaming laws respectively. In September 2025, RHD filed suit in the U.S. District Court for the District of Massachusetts seeking similar injunctive relief from enforcement of Massachusetts state gaming laws. New Jersey has agreed to a preliminary injunction pending the outcome of its appeal in the Third Circuit. In Nevada and Massachusetts, the states have agreed to refrain from enforcing their state gaming laws pending the outcome of RHD’s pending preliminary injunction motions.

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
Data as of and for the three and nine months ended September 30, 2024 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
•Investment Accounts: We define an Investment Account as a funded individual brokerage account, a funded joint investing account, a funded individual retirement account (“IRA”), or an account with an RIA using TradePMR’s platform. As of September 30, 2025, a Funded Customer can have multiple Investment Accounts - one or more individual brokerage accounts, a joint investing account, a traditional IRA, a Roth IRA, and/or an RIA custody account using TradePMR’s platform. Investment Accounts do not include Bitstamp as such accounts are not brokerage or other Investment Accounts.
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
•Notional Trading Volume: We define Notional Trading Volume, or Notional Volume, for any specified asset class as the aggregate dollar value (purchase price or sale price as applicable) of trades executed in that asset class on our platforms over a specified period of time. Crypto Notional Volume includes both Robinhood App Notional Volume and, starting in June 2025, Bitstamp Notional Volume. Robinhood App Notional Volume represents the dollar value of executed crypto trades on the Robinhood platform over a specified period of time. Bitstamp Notional Volume represents the dollar value of executed crypto trades on the Bitstamp platform over a specified period of time. For example, each $1 of transaction value executed between a buyer and seller is counted as $1 of transaction value in the relevant period, rather than $2 if counted for each of the buyer and seller.
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

Financial Results and Performance
With respect to the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:
•total net revenues increased 100% to $1,274 million compared to $637 million;
•net income increased 271% to $556 million, compared to $150 million;
•diluted EPS increased 259% to $0.61 compared to $0.17;
•total operating expenses increased 31% to $639 million compared to $486 million;
◦SBC expense decreased 1% to $78 million compared to $79 million;
•Adjusted EBITDA (non-GAAP) increased 177% to $742 million compared to $268 million;
•Funded Customers increased by 2.5 million, or 10%, to 26.8 million compared to 24.3 million, and Investment Accounts increased by 2.8 million, or 11%, to 27.9 million compared to 25.1 million;
•Total Platform Assets increased 119% to $332.7 billion compared to $152.2 billion, driven by continued Net Deposits, higher equity and cryptocurrency valuations, and acquired assets;
•Net Deposits were $20.4 billion, which translates to an annualized growth rate of 29% relative to Total Platform Assets at the end of the second quarter of 2025, compared to $10.0 billion, which translates to an annualized growth rate of 29% relative to Total Platform Assets at the end of the second quarter of 2024. Over the past twelve months, Net Deposits were $68.3 billion, a growth rate of 45% relative to Total Platform Assets at the end of the third quarter of 2024;
•ARPU increased 82% to $191 compared to $105; and
•Robinhood Gold Subscribers increased 1.69 million, or 77%, to 3.88 million compared to 2.19 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended September 30,
	2024	2025	% Change
Funded Customers(1) (in millions)	24.3	26.8	10%
Total Platform Assets(2) (in billions)	$152.2	$332.7	119%
Net Deposits (in billions)	$10.0	$20.4	NM
Annualized Growth Rate with respect to Net Deposits	29%	29%	NM
ARPU (in dollars)	$105	$191	82%
Robinhood Gold Subscribers (in millions)	2.19	3.88	77%

________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended September 30,
(in millions)	2024	2025	% Change
Beginning Funded Customers	24.2	26.5	10%
New Funded Customers	0.4	0.7	75%
Resurrected Customers	0.1	0.1	—%
Churned Customers	(0.4)	(0.5)	25%
Ending Funded Customers	24.3	26.8	10%
(2)The following table sets out the components of Total Platform Assets by type of asset:

	Three Months Ended September 30,
(in billions)	2024	2025	% Change
Equities	$106.4	$203.0	91%
Cryptocurrencies	19.5	51.1	162%
Options and futures	1.2	3.9	225%
RIA assets	—	42.2	NM
Cash held by Customers	30.6	46.3	51%
Receivables from Customers (primarily margin balances)	(5.5)	(13.8)	151%
Total Platform Assets	$152.2	$332.7	119%
The following table describes the changes within Total Platform Assets:

	Three Months Ended September 30,
(in billions)	2024	2025	% Change
Beginning Total Platform Assets	$139.7	$278.6	99%
Net Deposits	10.0	20.4	NM
Net market gains	2.5	33.7	NM
Ending Total Platform Assets	$152.2	$332.7	119%
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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Net income	$150	$556	$495	$1,278
Add:
Interest expenses related to credit facilities	6	8	18	22
Provision for income taxes	3	78	11	169
Depreciation and amortization	20	22	55	63
EBITDA (non-GAAP)	179	664	579	1,532
Add:
SBC	79	78	227	229
Significant legal and tax settlements and reserves	10	—	10	—
Adjusted EBITDA (non-GAAP)	$268	$742	$816	$1,761

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenues:
Transaction-based revenues	$319	$730	$975	$1,852
Net interest revenues	274	456	813	1,103
Other revenues	44	88	149	235
Total net revenues	637	1,274	1,937	3,190

Operating expenses(1):
Brokerage and transaction	39	56	114	154
Technology and development	205	237	610	665
Operations	27	33	83	93
Provision for credit losses	23	26	57	78
Marketing	59	102	190	306
General and administrative	133	185	385	450
Total operating expenses	486	639	1,439	1,746

Other income (loss), net	2	(1)	8	3
Income before income taxes	153	634	506	1,447
Provision for income taxes	3	78	11	169
Net income	$150	$556	$495	$1,278
_______________
(1)Includes SBC expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025
Brokerage and transaction	$2	$2	$7	$7
Technology and development	48	40	144	123
Operations	1	1	5	4
Marketing	3	2	6	6
General and administrative	25	33	65	89
Total SBC expense	$79	$78	$227	$229

Comparison of the Three and Nine Months Ended September 30, 2024 and 2025
Revenues
Transaction-Based Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Transaction-based revenues:
Options	$202	$304	50%	$538	$809	50%
Cryptocurrencies	61	268	339%	268	680	154%
Equities	37	86	132%	116	208	79%
Other	19	72	279%	53	155	192%
Total transaction-based revenues	$319	$730	129%	$975	$1,852	90%
Transaction-based revenues as a % of total net revenues:
Options	32%	23%		28%	25%
Cryptocurrencies	9%	21%		14%	21%
Equities	6%	7%		6%	7%
Other	3%	6%		2%	5%
Total transaction-based revenues	50%	57%		50%	58%
Transaction-based revenues increased by $411 million and $877 million for the three and nine months ended September 30, 2025, primarily driven by increases of $207 million and $412 million in cryptocurrencies, $102 million and $271 million in options, and $49 million and $92 million in equities. In addition, other transaction-based revenues increased by $53 million and $102 million primarily driven by increased user activities in prediction markets and instant withdrawals.
Cryptocurrencies revenues increased primarily driven by a 92% and 45% increase in the number of users placing cryptocurrency trades and a 36% and 2% increase in the average Notional Trading Volume traded per trader. Additionally, cryptocurrencies revenues increased as a result of a higher rebate rate from crypto market makers. Cryptocurrencies revenues was partially offset by $9 million and $29 million of certain incentives paid to our customers.
Options revenues increased primarily driven by a 27% and 21% increase in the number of users placing option trades and a 6% and 9% increase in Options Contracts Traded per trader. In addition, we experienced higher option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The increase was partially offset by $24 million and $72 million of certain incentives paid to our customers.
Equities revenues increased primarily driven by a 78% and 73% increase in the average Notional Trading Volume traded per trader and a 24% and 18% increase in the number of users placing equity trades. For the nine months ended September 30, 2025, the increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Net interest revenues:
Margin interest	$83	$153	84%	$228	$377	65%
Interest on segregated cash, cash equivalents, securities, and deposits	61	103	69%	187	236	26%
Cash Sweep	46	64	39%	129	172	33%
Securities lending, net	19	87	358%	68	164	141%
Interest on corporate cash and investments	67	39	(42)%	203	134	(34)%
Credit card, net	4	17	325%	16	40	150%
Interest expenses related to credit facilities	(6)	(8)	33%	(18)	(22)	22%
Other	—	1	NM	—	2	NM
Total net interest revenues	$274	$456	66%	$813	$1,103	36%
Net interest revenues as a % of total net revenues:
Margin interest	13%	12%		12%	12%
Interest on segregated cash, cash equivalents, securities, and deposits	10%	9%		10%	8%
Cash Sweep	7%	5%		7%	6%
Securities lending, net	3%	7%		4%	5%
Interest on corporate cash and investments	10%	3%		9%	4%
Credit card, net	1%	1%		1%	1%
Interest expenses related to credit facilities	(1)%	(1)%		(1)%	(1)%
Other	—%	—%		—%	—%
Total net interest revenues	43%	36%		42%	35%
Net interest revenues increased by $182 million and $290 million for the three and nine months ended September 30, 2025, primarily driven by growth in our interest-earning asset balances and securities lending activities. The increase was partially offset by a decrease in interest revenue on corporate cash and investments driven by lower cash and cash equivalents balances and a lower short-term interest rate environment. We anticipate any potential future rate cuts by the Federal Reserve will negatively impact our net interest revenues and adversely affect our customers’ returns on cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net(2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities(5)	Other	Total net interest revenues
Three Months Ended September 30, 2025
September 30, 2025	$13,938	$14,352	$35,370	$742	$64,402
June 30, 2025	9,457	14,045	32,719	562	56,783
Average(3)	11,812	14,340	33,947	667	60,766
Revenue (expense)	$153	$142	$64	$17	$376	$87	$(8)	$1	$456
Annualized yield(4)	5.18%	3.96%	0.75%	10.19%	2.48%				3.00%

Three Months Ended June 30, 2025
June 30, 2025	$9,457	$14,045	$32,719	$562	$56,783
March 31, 2025	8,802	9,763	28,187	429	47,181
Average(3)	8,912	11,815	30,148	513	51,388
Revenue (expense)	$114	$123	$60	$13	$310	$54	$(8)	$1	$357
Annualized yield(4)	5.12%	4.16%	0.80%	10.14%	2.41%				2.78%

Three Months Ended September 30, 2024
September 30, 2024	$5,499	$11,149	$24,485	$309	$41,442
June 30, 2024	4,956	10,164	20,858	212	36,190
Average(3)	5,350	10,055	22,473	270	38,148
Revenue (expense)	$83	$128	$46	$4	$261	$19	$(6)	$—	$274
Annualized yield(4)	6.21%	5.09%	0.82%	5.93%	2.74%				2.87%
Nine Months Ended September 30, 2025
September 30, 2025	$13,938	$14,352	$35,370	$742	$64,402
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	9,843	12,109	30,234	534	52,720
Revenue (expense)	$377	$370	$172	$40	$959	$164	$(22)	$2	$1,103
Annual yield(4)	5.11%	4.07%	0.76%	9.99%	2.42%				2.78%
Nine Months Ended September 30, 2024
September 30, 2024	$5,499	$11,149	$24,485	$309	$41,442
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	4,511	10,075	19,958	228	34,772
Revenue (expense)	$228	$390	$129	$16	$763	$68	$(18)	$—	$813
Annual yield(4)	6.74%	5.16%	0.86%	9.36%	2.93%				3.12%
__________
(1) Includes cash and cash equivalents, restricted cash, segregated cash, cash equivalents, and securities under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue and ii) an on-balance sheet amount representing purchased credit card receivables by the Credit Card Funding Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Credit Card Funding Trust, with the difference in those amounts resulting in net interest revenues. As of September 30, 2025, the off-balance sheet amount funded under the Program agreement was $207 million and the on-balance sheet amount was $535 million. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
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

Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Other revenues:
Robinhood Gold subscription revenues	$28	$47	68%	$77	$129	68%
Proxy revenues	8	7	(13)%	53	52	(2)%
Other	8	34	325%	19	54	184%
Total other revenues	$44	$88	100%	$149	$235	58%
Other revenues as a % of total net revenues:
Robinhood Gold subscription revenues	5%	4%		4%	4%
Proxy revenues	1%	1%		3%	2%
Other	1%	2%		1%	1%
Other revenues as a % of total net revenues	7%	7%		8%	7%
Other revenues increased $44 million and $86 million for the three and nine months ended September 30, 2025 primarily driven by an increase in Robinhood Gold subscription revenues of $19 million and $52 million due to an increase in Robinhood Gold Subscribers. In addition, other revenues increased $26 million and $35 million primarily driven by higher revenues from increased IPO offerings and acquisition related revenues.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2024	2025	% Change	2024	2025	% Change
Operating expenses:
Brokerage and transaction	$39	$56	44%	$114	$154	35%
Technology and development	205	237	16%	610	665	9%
Operations	27	33	22%	83	93	12%
Provision for credit losses	23	26	13%	57	78	37%
Marketing	59	102	73%	190	306	61%
General and administrative	133	185	39%	385	450	17%
Total operating expenses	$486	$639	31%	$1,439	$1,746	21%
Percent of total net revenues:
Brokerage and transaction	6%	4%		6%	5%
Technology and development	32%	19%		31%	21%
Operations	4%	3%		4%	3%
Provisions for credit losses	4%	2%		3%	2%
Marketing	9%	8%		10%	10%
General and administrative	21%	14%		20%	14%
Total operating expenses	76%	50%		74%	55%

Brokerage and Transaction

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$9	$14	56%	$27	$36	33%
Market data expenses	7	9	29%	19	25	32%
Instant withdrawals	5	9	80%	14	25	79%
Customer statements	4	4	—%	11	12	9%
SBC	2	2	—%	7	7	—%
Other	12	18	50%	36	49	36%
Total	$39	$56	44%	$114	$154	35%
Brokerage and transaction costs increased by $17 million and $40 million for the three and nine months ended September 30, 2025. Brokerage and transaction costs included a $6 million and $13 million increase in other brokerage and transactions costs primarily related to credit card network and processing fees and a $5 million and $9 million increase in employee compensation, benefits, and overhead expenses due to increased average headcount to continue to support the growth and expansion of our business. Instant withdrawals expenses increased $4 million and $11 million as a result of higher customer activities. Additionally, market data expenses increased $2 million and $6 million primarily due to higher trading volumes.
Technology and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$67	$90	34%	$216	$241	12%
Cloud infrastructure services	49	54	10%	138	156	13%
SBC	48	40	(17)%	144	123	(15)%
Software and tools	32	40	25%	90	113	26%
Other	9	13	44%	22	32	45%
Total	$205	$237	16%	$610	$665	9%
Technology and development costs increased by $32 million and $55 million for the three and nine months ended September 30, 2025, primarily due to increases of $23 million and $25 million in employee compensation, benefits, and overhead expenses due to increased average headcount to support the expansion into new products. Additionally, software and tool expenses increased by $8 million and $23 million, and cloud infrastructure services increased by $5 million and $18 million primarily to support integration from acquisitions and the continued growth of our business. These increases were partially offset by decreases in SBC of $8 million and $21 million attributed to higher values for stock awards issued in prior periods.

Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$18	$21	17%	$54	$57	6%
Customer experience	4	5	25%	13	16	23%
SBC	1	1	—%	5	4	(20)%
Other	4	6	50%	11	16	45%
Total	$27	$33	22%	$83	$93	12%
Operations costs increased by $6 million and $10 million for the three and nine months ended September 30, 2025, primarily due to increases in other operations expense primarily related to costs associated with customer onboarding and account verification due to the growth of our customer base.
Provision for credit losses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Provision for credit losses - credit card related	$17	$23	35%	$41	$55	34%
Provision for credit losses - brokerage related	6	3	(50)%	16	23	44%
Total	$23	$26	13%	$57	$78	37%
Provision for credit losses costs increased by $3 million and $21 million for the three and nine months ended September 30, 2025, primarily driven by an increase in credit card related provision for credit losses mainly due to higher balances in purchased credit card receivables.
Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Digital marketing	$26	$42	62%	$85	$136	60%
Brand marketing	5	19	280%	32	64	100%
Employee compensation, benefits, and overhead, excluding SBC	9	11	22%	24	31	29%
Marketing incentives	4	6	50%	10	14	40%
Creative services	4	5	25%	9	12	33%
SBC	3	2	(33)%	6	6	—%
Other	8	17	113%	24	43	79%
Total	$59	$102	73%	$190	$306	61%
Marketing costs increased by $43 million and $116 million for the three and nine months ended September 30, 2025 primarily due to higher expenses in digital marketing of $16 million and $51 million and brand marketing of $14 million and $32 million, as we increased our investments in paid marketing channels and other marketing initiatives to promote our brand, products, and services. Other marketing costs increased $9 million and $19 million primarily due to expenses related to our Robinhood Gold card and keynote events.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Employee compensation, benefits, and overhead, excluding SBC	$57	$83	46%	$175	$209	19%
SBC	25	33	32%	65	89	37%
Legal expenses	13	25	92%	62	53	(15)%
Other professional fees	11	16	45%	34	48	41%
Settlements and penalties	13	1	(92)%	20	6	(70)%
Other	14	27	93%	29	45	55%
Total	$133	$185	39%	$385	$450	17%
General and administrative costs increased by $52 million and $65 million for the three and nine months ended September 30, 2025 primarily due to increases of $26 million and $34 million in employee compensation, benefits, and overhead expenses driven by payroll taxes related to the vesting of Market-Based RSUs and increased average headcount. SBC expenses increased $8 million and $24 million primarily driven by expenses recognized for shares granted in connection with acquisitions. SBC expense for the nine months ended September 30, 2024 included an $11 million reversal of previously recognized expenses as a result of the resignation of our co-founder and former Chief Creative Officer. Other general and administrative expenses increased $13 million and $16 million primarily driven by expenses to support business expansion. Additionally, legal expenses increased $12 million for the three months ended September 30, 2025 in relation to new product offerings. These increases were partially offset by decreases of $12 million and $14 million in settlement and penalties associated with certain historical matters.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Provision for income taxes	$3	$78	NM	$11	$169	NM
Provision for income taxes increased by $75 million and $158 million for the three and nine months ended September 30, 2025 primarily due the valuation allowance release of the U.S. federal and certain state deferred tax assets in the fourth quarter of 2024 and the growth of the business.
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“ OBBBA”). The OBBBA introduces broad changes to the U.S. tax code, including permitting the immediate deduction of domestic research and experimentation expenditures, allowing full expensing of acquired qualified property, and increasing the U.S. tax rate on intangible income derived from foreign sources. We believe the recent tax legislation changes provided under the OBBBA do not materially impact our income tax provision.
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
Liquid Assets
As of September 30, 2025, we had cash and cash equivalents of $4.33 billion and held-to-maturity investments of $53 million. Refer to Note 7 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of September 30, 2025, we had committed revolving credit facilities with a total borrowing capacity of up to $3.775 billion and a borrowing capacity for our Credit Card Funding Trust of up to $650 million. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of September 30, 2025:

	Payments Due by Period
(in millions)	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Operating lease commitments(1)	$174	$8	$44	$53	$69
Purchase commitments(2)	611	235	368	7	1
Robinhood match incentives commitments(3)	57	15	42	—	—
Credit Card Funding Trust borrowing principal and interest	378	378	—	—	—
Total	$1,220	$636	$454	$60	$70

_______________
(1) Operating lease commitments include tenant improvement allowance incentives amortized over the lease terms from 2025 to 2026.
(2) Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These primarily relate to commitments for cloud infrastructure, data services and business insurance.
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
The table below summarizes the net capital, capital requirements, and excess net capital of RHS, RHF, RHD, and TradePMR as of periods presented:

	September 30, 2025
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$3,232	$320	$2,912
RHF	217	0.25	217
RHD	75	9	66
TradePMR	10	0.25	10
As of September 30, 2025, these subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2024	2025
Cash provided by (used in):
Operating activities	$1,243	$2,575
Investing activities	(182)	699
Financing activities	(167)	(708)
Operating activities
Net cash provided by operating activities increased $1.33 billion compared to the prior period primarily due to:
•an increase of $783 million in net income;
•an increase of $4.44 billion in securities loaned due to continuous growth of our securities lending program, as well as market conditions, variable lending and funding activities.
•an increase of $2.59 billion in payables to users due to increased customer activities; and

•an increase of $1.19 billion cash used to purchase U.S. treasury securities segregated under federal and other regulations; partially offset by a
~~•~~a increase of $3.84 billion in receivables from users, net due to higher customer margin balance, driven by increased customer activities; and
•a increase of $1.27 billion in securities borrowed due to increased customer activities.
Investing activities
Net cash provided by investing activities increased $881 million compared to the prior period primarily due to:
•an increase of $2.40 billion of cash provided by collections of purchased credit card receivables;
•an increase of $1.19 billion of cash, cash equivalents, and segregated cash acquired in business acquisitions;
•an increase of $469 million driven by no purchases of held-to-maturity investments during the period;
•a decrease of $2.68 billion due to cash used for purchases of credit card receivables; and
•a decrease of $393 million due to cash used for consideration transferred for business acquisitions.
Financing activities
Net cash used in financing activities increased $541 million compared to the prior period primarily due to:
•an increase of $456 million of cash used for share repurchases;
•an increase of $258 million of cash used for taxes related to net share settlement of equity awards; and
•an increase of $150 million from borrowings by the Credit Card Funding Trust to purchase credit card receivables.

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

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2024 Form 10-K.
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

The impact to total net revenues, net income, and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	September 30,
(in millions)	2024	2025
50 basis point	$86	$149
100 basis point	171	298
150 basis point	257	447

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.
We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of September 30, 2025, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•Factors that affect transaction-based revenue - such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with or disruption in the services provided by Liquidity Providers (as defined below), and any new regulation of, or any bans on, PFOF and similar practices - might result in reduced profitability, increased compliance costs, and negative publicity.

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

•Our ability to offer event contracts is subject to the outcome of currently ongoing and potential future regulatory enforcement actions and litigation, as well as potential changes in federal or state law, that could immediately or subsequently prevent us from offering, or continuing to offer, event contracts.

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

•In the U.S., any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

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

We might experience declines in the growth of our business (or negative growth) as a result of a number of factors, including slowing demand for our platforms, insufficient growth in the number of customers that utilize our platforms, declines in the level of usage of our platforms by existing customers, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that have, in some instances, and could continue to reduce financial activity and the maturation of our business, among others. We also may not realize the intended benefits of acquisitions of, or investments in, other companies, products or technologies intended to grow our business. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. Our revenue growth rate has declined in the past and if our revenue growth rate were to decline in the future, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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

Such efforts to control costs have in the past resulted, and might in the future continue to result in reduced productivity and deteriorating workforce morale, which can cause our business initiatives to suffer. However, as market conditions improve, we also face a risk that renewed business growth could strain our existing resources, or that we are not able to effectively scale up in response, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed employee base.

We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. Additionally, as our business operations continue to expand, we have had and may continue to have difficulties meeting customer demand and expectations or face challenges with respect to new offerings or services we have not previously provided or have previously provided in a different capacity or smaller scale. For instance, as a result of our acquisition of Bitstamp in June 2025, we now provide additional cryptocurrency products and services to institutional customers both in the U.S. and internationally, including products and services such as on-exchange lending, off-exchange settlement, post-trade settlement, and perpetual futures. These offerings to certain institutional clients expose us to risks we have not historically faced at scale, including credit risk, regulations and laws. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.

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

Factors that affect transaction-based revenue - such as reduced spreads in securities pricing, reduced levels of trading activity generally, changes in our business relationships with or disruption in the services provided by Liquidity Providers, and any new regulation of, or any bans on, PFOF and similar practices - might result in reduced profitability, increased compliance costs, and negative publicity.

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers, wholesalers and other liquidity providers (together, the “Liquidity Providers”) for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from Liquidity Providers. For example, the SEC recently adopted final rules (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain national market system (“NMS”) stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. In

December 2024 the SEC granted a stay of the effectiveness of parts of the September 2024 Final Rules pending the completion of judicial review of the petition for review, which was denied on October 14, 2025. Following the denial, on October 15, 2025, SEC Chairman Paul Atkins issued a statement indicating that he intends to direct staff to evaluate whether potential adjustments to the compliance dates related to the amended access fee caps and minimum pricing increments are warranted given the potential uncertainty created by the litigation. Nevertheless, the December 2024 partial stay did not stay the effective date of the quote transparency rules in the September 2024 Final Rules. The quote transparency rules will make the information about smaller-sized orders publicly available and result in the contraction of spreads across several securities, which we expect could lead to a decrease in the PFOF earned from such orders once the rules go into effect in November 2025. In addition, the regulatory landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Risks Related to our Business Relationships with Liquidity Providers

Our PFOF and Transaction Rebate arrangements with Liquidity Providers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with Liquidity Providers in equities and options). If any Liquidity Providers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other Liquidity Providers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement Liquidity Providers in a timely manner, our transaction-based revenue would be negatively impacted. With respect to cryptocurrencies, for instance, fewer Liquidity Providers are currently able to execute cryptocurrency trades. For instance, in May 2023, two prominent Liquidity Providers announced their respective decisions to limit their offerings in cryptocurrency trading within the U.S. Although we have established relationships with third-party cryptocurrency exchanges that may provide additional access to Liquidity Providers that are able to execute cryptocurrency trades, without additional Liquidity Providers supporting cryptocurrencies entering the industry in the U.S., there is a risk that we may be unable to find suitable Liquidity Providers to support cryptocurrencies. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently all brokerage trades executed overnight are routed through one Liquidity Provider - Virtu Financial, Inc. (“Virtu”). If Virtu becomes unwilling or unable to do business with us in the future, we may be unable to find additional Liquidity Providers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our Liquidity Providers decide to alter our given fee arrangement, our transaction-based revenue could significantly decrease.

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

Risks Related to Regulation of PFOF

In recent years, PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending a consolidated putative class action in federal district court relating to the same factual allegations. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to, or which may otherwise impact, PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in March 2024, the SEC adopted amendments to enhance order execution disclosures under

Rule 605 of Regulation NMS (the “Order Execution Disclosure Rules”), which will apply for the first time to RHF and RHS beginning in December 2025.

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

Beginning in November 2025, the Tick Size and Access Fee Cap Rules will make information about smaller-sized orders publicly available, which is likely to result in the contraction of spreads across many securities, and we expect will lead to a decrease in the PFOF earned from such orders. Any new or heightened PFOF regulation, including the September 2024 Final Rules will result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any legal or regulatory change that impacts PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF, Transaction Rebates or our Liquidity Providers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customers’ equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF. For example, the intra-day trading price of our Class A common stock fell as much as 5.3% on December 14, 2022, the day the SEC announced the proposal of four equity market structure rules related to best execution, order competition, order execution disclosure, and order tick size and access fee caps. The best execution and order competition proposals were subsequently withdrawn in June 2025.

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

RHC has started to allow customers to choose a fee-based model in lieu of a liquidity provider rebate-based model (under which RHC receives Transaction Rebates from Liquidity Providers) for cryptocurrency orders routed to cryptocurrency exchanges for execution. This shift may lead to negative publicity due to potential differences in total costs for customers under the two models. Depending on the nature of these cost differences, concerns might arise about (i) the use of PFOF with respect to other asset classes like equities and options and/or (ii) the replacement of Transaction Rebates with customer fees for cryptocurrency orders routed to cryptocurrency exchanges for execution. Any negative publicity associated with adopting this model may have an adverse impact on our business, financial condition and results of operations.

We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments have in the past and could in the future reduce our net interest revenues and otherwise result in reduced profitability.

A portion of our revenue comes from interest income earned from our corporate cash and investment portfolio, our securities lending activities, cash sweep, and from interest-rate sensitive assets, including receivables from users’ margin-borrowing and other assets underlying the customer balances we hold on our balance sheets as customer accounts. Interest rates are the key driver of our net interest income and are subject to many factors beyond our control. Reductions in interest rates have negatively impacted, and a return to a low interest rate environment would negatively impact our total net revenues, net income (loss), and cash flows, prior to any income tax effects, and adversely impact our customers’ returns on their cash deposits. Changes to the level or mix of interest earning balances could also negatively impact our total net revenues, net income (loss), and cash flows, prior to any tax income effects, if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates. For a more detailed discussion of interest rate risk and an estimate of how hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities could affect our total net revenues, net income (loss), and cash flows, prior to any income tax effects, see “Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk” elsewhere in this report.

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

We also might be adversely affected in the future by regulatory changes related to our obligations with regard to best execution. In particular, receipt of PFOF and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other regulatory and legislative authorities, who have at times alleged that PFOF arrangements, like those we have with our Liquidity Providers, can result in harm to customer execution quality. There is a risk that these bodies might adopt new laws or regulations relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. For instance, the SEC previously proposed rules relating to best execution requirements in December 2022 but formally withdrew them in June 2025. Any such new laws or regulations could have a material adverse impact on our business and one of our primary sources of revenue.

We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage, cryptocurrency and our money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in December 2024, the SEC adopted amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. These amendments, which require broker-dealer compliance by June 2026, will increase the operational complexity and burden related to such calculations and funding. Additionally, there is no definitive guidance on whether or how these rules may apply to most cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do.

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

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other SROs or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which might adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency Liquidity Providers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence resulting in unanticipated and/or excessive withdrawals or redemptions, or a suspension of redemptions or withdrawals of customer assets. For example, in May 2025, the UK’s Financial Conduct Authority (“FCA”) published three papers which announced new proposals for certain aspects of the prudential requirements for crypto firms. These proposals are largely modelled on the requirements for investment firms and, if adopted, would, among other requirements, require authorized cryptoasset firms to hold a required minimum amount of regulatory capital. In particular, any increase in capital or liquidity requirements under the proposed FCA regime could reduce available liquidity and constrain flexibility in Bitstamp’s operations. If adopted, these regulations could also limit our ability to obtain or maintain authorization, constrain operational flexibility, affect our ability to raise capital or result in penalties or sanctions.

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

•negative responses by customers, regulators, or other third parties to our business model or to particular features, products or services;

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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as financial market volatility (such as we previously experienced during the COVID-19 pandemic or have experienced and may experience in the future due to recent trade policy shifts and the imposition or escalation of tariffs implemented by the U.S. and other countries or blocs, including China, Canada, and the EU, and those countries’ or blocs’ responses to such shifts and tariffs), economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and ongoing events in the Middle East, significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or Futures (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or Futures trading generally and changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. This competition is likely to increase further due to recent changes in U.S. immigration policies and enforcement practices, particularly given the foreign national employee population from which we and other companies hire for these positions, and is likely to present increased challenges to attracting, integrating or retaining qualified personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have, a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following our past restructurings, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

We currently only offer select services to the public outside the U.S. in certain jurisdictions, including brokerage services in the U.K. through Robinhood U.K., Ltd., crypto and brokerage services in the EU, through RHEU, and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. In addition, Bitstamp, which we acquired in June 2025 and expect to help accelerate our international growth, currently has entities operating in the U.K., EU, the United Arab Emirates, Singapore, and the British Virgin Islands, and also offers services in other countries globally.

We intend to continue expanding our operations outside of the U.S. International expansion requires significant resources and management attention and subjects us to additional regulatory, economic, operational, and political risks on top of those we already face in the U.S. There are significant risks and costs inherent in establishing and doing business in international markets, including:

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

•compliance with anti-bribery and anti-corruption laws, such as the Foreign Corrupt Practices Act (“FCPA”) and equivalent anti-money laundering (“AML”) and sanctions rules and requirements in local markets, by us, our employees, and our business partners;

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

•double taxation of our international earnings and potentially adverse tax consequences due to requirements of or changes in the income and other tax laws of the U.S. or the international jurisdictions in which we operate; and

•political or social change or unrest or economic instability in a specific country or region in which we operate.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the U.S., the U.K., the EU, the United Arab Emirates, Singapore and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of financial services, the securities and futures markets, investment advisory, investment companies, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency (including crypto-asset perpetuals), derivatives, trading in shares and fractional shares, fraud detection, consumer protection, AML, escheatment, sanctions regimes and export controls, data privacy, data protection, data security, as well as climate risk and environmental impact, including with respect to disclosure of greenhouse gas emissions and other metrics related to climate change.

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

We operate in a highly regulated industry and, despite our efforts to comply with applicable legal requirements, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. Furthermore, the U.S. Congress continues to consider potential legislation relating to digital assets. For example, on July 17, 2025, the House of Representatives passed the CLARITY Act, which seeks to provide for a system of regulation of the offer and sale of digital assets by the SEC and CFTC and establish a provisional registration regime. The CLARITY Act is currently under consideration by the U.S. Senate, which released preliminary discussion drafts on July 22, 2025, and September 5, 2025, of its proposed Responsible Financial Innovation Act of 2025 (“RFIA”) that builds upon the CLARITY Act. Additionally, on July 18, 2025, the President signed into law the GENIUS Act, which establishes a federal regulatory framework for “payment stablecoins” and their issuers, as well as contemplates scope for state-only regulation. If the CLARITY Act is enacted, or as the GENIUS Act is implemented, we could be required to make significant operational changes and incur increased compliance costs. Our ability to offer certain products may also be impacted by actions taken by government regulators. There is a risk that regulators could request or require us to cease offering specific products or services. Such regulatory actions could lead to the suspension or termination of product offerings, which may result in increased compliance costs, financial losses and negative publicity. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation.

Broker-Dealer, FCM, Investment Adviser, and Insurance Regulations

As broker-dealers, our subsidiaries RHF, RHS, and TradePMR are subject to extensive regulation by federal and state regulators and SROs (and our broker-dealer subsidiary in the U.K., Robinhood U.K. Ltd (“RHUK”), is subject to extensive regulation by the FCA, and are subject to laws and regulations covering all aspects of the securities industry. Our TradePMR insurance agency subsidiary is subject to regulation by state insurance regulators. Federal and state regulators (and, in the case of RHUK, the FCA), and SROs, including the SEC and FINRA, can, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Our subsidiary RHD, which is registered with the CFTC as a FCM, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. Our subsidiaries, Robinhood Asset Management (“RAM”) and Robinhood Ventures DE, LLC (“RHV”), are or will be, as applicable, registered as investment advisers with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). The Advisers Act mandates a variety of requirements for RIAs, including fiduciary duties, record-keeping, operational protocols, and disclosure obligations. The Advisers Act grants regulatory bodies such as the SEC significant administrative authority to govern investment advisory firms. If the SEC or other government agencies determine that RAM or RHV have not complied with relevant laws or regulations, they can impose fines, suspend registrants and individual employees, or enact other sanctions, which may include revoking RAM’s and RHV’s registration under the Advisers Act.

Money-Transmitter Regulation

As money transmitters, certain of our subsidiaries are subject to regulation, primarily at the state level. We are also subject to regulation by the Consumer Financial Protection Bureau (“CFPB”). We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the U.S. and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the movement of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.

Certain Non-U.S. Regulations

As investment firms and crypto-asset service providers, our subsidiaries RHEU, Bitstamp Europe S.A., Bitstamp Financial Services Ltd, Bitstamp Asia Pte. Ltd., and Bitstamp UK Limited are subject to extensive regulation by regulators in Lithuania, Luxembourg, Slovenia, Singapore, and the United Kingdom, respectively. Specifically, our subsidiaries, RHEU and Bitstamp Europe S.A., are licensed crypto asset service providers under MiCA, the provisions of which went into effect as of December 30, 2024. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers, including requirements related to governance, reserves, capital, asset safeguarding, segregation and security. In addition, our subsidiaries, RHEU and Bitstamp Financial Services Ltd. are licensed under the Markets in Financial Instruments Directive II (“MiFID”) to provide brokerage, multilateral trading facilities and/or investment advisory services. Compliance with MiFID imposes extensive regulatory requirements on our operations in the EU, including obligations related to client classification, product governance, transaction reporting, and best execution standards. As a result of holding both MiCA and MiFID licenses, we are subject to comprehensive regulation covering virtually all financial and crypto activities within the EU. This dual licensing framework subjects us to broad and evolving supervisory regimes governing traditional financial instruments, crypto-assets, client protections, disclosure obligations, and operational standards. As we continue to evaluate and align our licensing and supervisory frameworks in the EU, including assessing the optimal structure for our MiCA and MiFID entities, we will face periods of overlapping or evolving regulatory oversight, which could result in increased compliance costs, operational burdens, and extended approval timelines in connection with any changes.

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

•In January 2025, we settled multiple matters with the SEC (including investigations into Regulation SHO, the timeliness of our broker-dealers’ suspicious activity reporting (“SAR”) filings, Electronic Blue Sheets (“EBS”) submissions, various brokerage recordkeeping issues, the November 2021 Data Security Incident, and Regulation S-ID violations) in which RHF and RHS paid penalties totaling $45 million, and agreed to certain undertakings (together, the “January 2025 SEC Settlement”).

•In March 2025, we settled multiple matters with FINRA (including investigations into RHF’s historical practice of collaring market orders, customer identification program (“CIP”), use of certain social media influencers, delivery of certain regulatory required documents to customers, and origin code designations for professional customers; RHS’s supervision of its clearing system technology, improper rejection of certain Automated Customer Account Transfer Service (“ACATS”) requests, improper effectuation of trades in securities during trading halts, execution of trades during extraordinary market volatility at prices that were above or below specified price bands, and the maintenance and reporting of inaccurate or incomplete trade, order, and position data to FINRA, FINRA Trade Reporting Facilities (“TRF”), Consolidated Audit Trail (“CAT”) Central Repository, and the OCC; and both broker-dealers’ AML programs, registration of required personnel, and supervision of trading in associated persons’ brokerage accounts) (together, the “March 2025 FINRA Settlement”). RHF and RHS paid a penalty totaling $26 million, and agreed to pay restitution of approximately $3.76 million to customers plus interest and certain undertakings.

These and other proceedings, some of which are described in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer, derivatives, investment adviser, credit card, cryptocurrency, and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing and routing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, AML and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our licensing status, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters have in the past and might in the future subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing or being unable to obtain their regulatory licenses or losing their ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our other regulated subsidiaries or their officers or employees.

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

Additionally, while we offer select services and products in certain countries outside the U.S., we are not currently licensed, authorized, or registered in every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s investigation as to whether, or conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized has in the past and could in the future result in fines or other enforcement actions or settlements. For example, in December 2024, we were required to pay fines and entered into consent orders with the Nebraska Department of Banking and Finance and the Massachusetts Division of Banks in connection with prior unlicensed activity.

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

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery, economic and trade sanctions, AML, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

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

We are also subject to various AML and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the U.S., most of our services are subject to AML laws and regulations, including the Bank Secrecy Act, as amended, and similar laws and regulations. Regulators in the U.S. continue to increase their scrutiny of compliance with these obligations. For example, in August 2022, we settled an NYDFS investigation of our cryptocurrency business related primarily to AML and cybersecurity-related issues, under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant and in January 2025, as part of the January 2025 SEC Settlement, RHF and RHS paid penalties totaling $13 million for violations of the timeliness of our broker-dealers’ compliance with SAR filing requirements from January 2020 through March 2022.

Although our operations are currently concentrated in the U.S., we have expanded our operations outside of the U.S. As we have started to expand internationally, we have become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, AML, and counter-terror financing. In order to comply with applicable laws, we have revised and expanded, and will continue to, revise and expand our compliance program, including the procedures we use to verify the identity of our customers and to conduct ongoing monitoring of our customers and their transactions on our systems, including payments to persons outside of the U.S.. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

Our ability to offer event contracts is subject to the outcome of currently ongoing and potential future regulatory enforcement actions and litigation, as well as potential changes in federal or state law, that could immediately or subsequently prevent us from offering, or continuing to offer, event contracts.

Event contracts, whether offered by us or others, have drawn scrutiny from federal and state regulators and resulted in litigation that we are party to as well as litigation against other companies that offer event contracts. In particular:

•After we began to offer certain event contracts in October 2024 related to the U.S. presidential election and in March 2025 related to the annual NCAA college basketball tournaments, we received requests for information and a subpoena from the MSD, respectively.

•In February 2025 after we began offering sports-related event contracts tied to the pro football championship, the CFTC formally requested that RHD “not permit customers to access” sports-related event contracts “until staff can complete a review,” leading us to suspend the rollout of that product. After we began offering sports event contracts tied to the annual NCAA college basketball tournaments in March 2025 and provided the CFTC with certain information and documents, the CFTC indicated it lacked a “legal justification” to prevent us from offering access to those event contracts.

•In addition to the MSD subpoena described above, the New Jersey Division of Gaming Enforcement issued a letter in March 2025 to RHM demanding that we, among other things, cease and desist from offering the sports event contracts, which it views as unlicensed sports wagering under state law. Other state regulators with authority over sports wagering, including in Maryland and Ohio, among others, have since sent RHM and/or RHD similar demand letters.

•On April 8, 2025, a federal district court in Nevada issued a preliminary injunction in KalshiEx, LLC v. Hendrick, et al. preventing the Nevada Gaming Commission and Nevada Gaming Control Board from enforcing applicable Nevada state laws and pursuing civil or criminal liability against KalshiEx, LLC for offering sports-related event contracts because the Commodity Exchange Act (“CEA”) grants the CFTC exclusive jurisdiction over event contracts that are traded or executed on a designated contract market and the CFTC has approved (or at least has not disapproved) the contracts. KalshiEx filed for similar injunctive relief in New Jersey, Maryland, Ohio, and New York. On April 28, 2025, the federal district court in the New Jersey lawsuit, KalshiEx LLC v. Flaherty, et al., issued a preliminary injunction against the New Jersey gaming regulators concluding that KalshiEx has demonstrated a reasonable chance of prevailing on its preemption arguments. The New Jersey gaming regulators have appealed this decision to the Third Circuit Court of Appeals, which heard oral argument in September 2025. The U.S. District Court for the District of Maryland denied Kalshi’s motion for injunctive relief and Kalshi has appealed this decision to the Fourth Circuit Court of Appeals. Kalshi has also been sued by the Massachusetts Attorney General seeking to enforce Massachusetts state gaming laws.
•On October 14, 2025, the U.S. District Court for the District of Nevada denied motions by North American Derivatives Exchange, Inc. (“Crypto.com”) for a judgment on the pleadings and a preliminary injunction because the Court found Crypto.com’s event contract offerings which turn on the outcome of live events, such as sports-related event contracts, as opposed to the “occurrence, nonoccurrence, or the extent of the occurrence of an event,” are not “swaps” falling within the CFTC’s exclusive jurisdiction. The district court found that Crypto.com was unlikely to prevail on its argument that the CFTC has exclusive jurisdiction over its sports-related event contracts.

•On August 19, 2025, RHD filed suits in the U.S. District Court for the District of Nevada and the U.S. District Court for the District of New Jersey seeking injunctive relief similar to the relief sought by Kalshi. On September 15, 2025, RHD filed suit in the U.S. District Court for the District of Massachusetts seeking similar injunctive relief. New Jersey has agreed to a preliminary injunction pending the outcome of its appeal in the Third Circuit. In Nevada and Massachusetts, the states have agreed to refrain from enforcing their state gaming laws pending the outcome of RHD’s preliminary injunction motions.

•We are also subject to and have been named as a defendant in lawsuits by private plaintiffs and certain Indian tribes alleging statutory and regulatory violations, including that our sports event contracts constitute illegal sports betting, and seeking, among other things, damages (including under “statute of Anne” laws providing for triple damages) and injunctive relief.

The outcome of these cases or new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement in this space could immediately or subsequently prevent us from offering, or continuing to offer, some or all types of event contracts in the future, including in specific states. In particular, additional federal or state courts, including appellate courts, may conclude that state laws attempting to prevent the trading of CFTC-regulated sports-related event contracts are not preempted by the CEA, or that outcome based event contracts are not “swaps” falling within the jurisdiction of the CFTC, which would likely require us to cease offering certain event contracts in one or more states (or across all jurisdictions in which we operate) and could lead to adverse litigation and regulatory actions against us for doing so. Any such decision could also result in us becoming subject to various new state-specific regulations relating to or implicating other event contracts, which would further limit our ability to offer access to event contracts within such state(s). Changes in CFTC or other regulatory policy that seek to ban or more heavily regulate event contracts, particularly event contracts that we offer such as those related to sporting events, could also require us to cease offering event contracts or materially impact our ability to offer event contracts and we may be required to cease offering such contracts in one or more jurisdictions in which we operate either immediately or with minimal advanced notice to customers. While the CFTC has previously proposed a rule amendment that has not been finalized that, if adopted by the CFTC as proposed, would likely have prohibited us from offering election event contracts (similar to the ones we offered in November 2024) in the future, the CFTC could also take broader and more expansive actions with respect to these or other event contracts without notice at any time. If our ability to offer event contracts (either entirely or in certain categories) in one or more jurisdictions in which we operate is threatened, the perception of our brand may suffer and we may be unable to retain customers, and we may incur significant costs to attempt to continue listing some or all such event contracts. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.

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

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing products and services and to create and monetize new products and services that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products and services, including using technologies with which we have little or no prior development or operating experience (for instance, event contracts). Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services, or realizing the intended benefits of acquisitions of, or investments in, other companies, products or technologies, has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products and services with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline. Our international expansion efforts may increase these risks as we expect to adapt our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors, as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.”

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as Amazon Web Services (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, Liquidity Providers, securities and cryptocurrency exchanges, facilitators of cryptocurrency staking services, alternative trading systems (such as BOATS with respect to Robinhood 24 Hour Market), exchange systems (such as ForecastEx, LLC and KalshiEx LLC, with respect to certain event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers (such as Wells Fargo Clearing Services, LLC for TradePMR customers), provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers have been and are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and software coding optimization, as well as to improve the customer experience in our newsfeed. This is also via our acquisition of Pluto Capital, an AI powered investment research platform, and we have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes, or our efforts to expand our business. For example, the EU's AI Act, which became effective on August 1, 2024, governs the development, marketing and use of AI in the EU and could impose significant additional costs on us to comply or significant fines for failing to comply. In the U.S., a patchwork of emerging AI-related laws and regulations could also require us to modify our practices or increase compliance costs.

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

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees is increased. Third-party risks include insufficient security measures, data location uncertainty, vulnerabilities and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, in late October 2024, a cyberattack occurred on our Newsroom in which a cyber attacker gained access to our Newsroom website, control of which is subcontracted to a third party vendor, for a limited number of hours. The cyberattack did not result in any unauthorized access of customer information. In addition, in December 2024, a cyberattack occurred at Cyberhaven, a data protection company we utilize as a third-party vendor, creating the potential for attackers to steal sensitive data through a malicious version of a Google Chrome extension. Although we do not believe that this third party vulnerability impacted us, the attack highlights the growing risk from cybersecurity threats against third-party service providers. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

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

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds and individual stocks - 24 hours a day, five days a week, through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by BOATS, a trading venue that replicates the role that stock exchanges play during regular market hours. If BOATS becomes unwilling or unable to do business with us or one of our Liquidity Providers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client's orders. Should BOATS experience downtime or diminished performance (as it has in the past and could again in the future), particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.

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

In addition, as a clearing member firm of securities and derivatives clearinghouses in the U.S., we are also exposed to clearing member credit risk. Securities and derivatives clearinghouses require member firms to deposit cash, stock and/or government securities for margin requirements and for clearing funds. If a clearing member defaults in its obligations to the clearinghouse in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Many clearinghouses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments. Furthermore, in the event that a significant amount of our customers’ open trades fail to settle, we might be exposed to potential loss of the capital we committed to meet our deposit requirements.

Our exposure to credit risk with customers, Liquidity Providers, and other counterparties could result in losses.

We extend margin credit and leverage to customers, which are collateralized by customer assets. By permitting customers to engage in margin transactions, we are subject to risks inherent in extending credit. Rapid changes in market conditions or in the trading price of individual securities may cause the value of collateral to fluctuate, potentially resulting in the value of the collateral held by us falling below the amount of a customer’s indebtedness. We also lend and borrow securities in connection with our broker-dealer business. In accordance with regulatory guidelines, we hold cash as collateral when we lend securities, and likewise, we collateralize our borrowings of securities by depositing cash with lenders. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by parties to the lending or borrowing transactions to honor their commitments could result in substantial losses. Such changes could also adversely impact our capital because our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans.

We are also exposed to credit risk in our dealings with the Liquidity Providers to which we route cryptocurrency orders. Unlike equities and option trades, cryptocurrency trades do not settle through any central clearinghouses but rather are conducted under bilateral agreements between us and each crypto Liquidity Provider (the risk of the Liquidity Provider’s default therefore falls upon us rather than being distributed among a clearinghouse’s members). The terms of these bilateral agreements vary but spot transactions are generally aggregated and settled on a net basis once per business day (with the crypto deliveries occurring first and the net cash moving within 24 hours thereafter) and payment obligations are generally unsecured during the interval between delivery and payment. It is not uncommon for us to have an intra-day outstanding net receivable of $100 million that we are owed by any one cryptocurrency Liquidity Provider. Similarly, we routinely have unsecured PFOF receivables from equities and options Liquidity Providers, as well as credit risk from our on-exchange lending and post-trade settlement services. Any payment default by a Liquidity Provider could have adverse effects on our financial condition and results of operations. Our acquisition of Bitstamp has resulted in increased credit risk associated with certain Liquidity Providers, given that some of these firms are also customers of Bitstamp.

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

As a result of our acquisition of Bitstamp, we now provide additional cryptocurrency products and services to institutional customers both in the U.S. and internationally, including products and services such as retail lending, on-exchange lending, off-exchange settlement, post-trade settlement, and perpetual futures exchange. These offerings to certain institutional clients expose us to risks we have not historically faced at scale, including credit risk.

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

Risks associated with providing investment advice and recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. The Advisers Act and its related rules and interpretations impose a fiduciary duty on our provision of investment advisory services to advisory clients. Other regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. For example, the North American Securities Administrators Association (“NASAA”) (an association of state securities administrators) has adopted amendments to the NASAA model rule regarding Dishonest or Unethical Business Practices of Broker-Dealers and Agents, which are intended to address Regulation Best Interest and other developments in the securities industry. In addition, the SEC and various states have considered or are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers or use certain covered technologies while communicating with existing or prospective customers.

We also provide customers with a variety of educational materials in various jurisdictions, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investor Index. Additionally, Robinhood Gold members have access to Cortex, which is an AI-powered assistant that enhances Robinhood product offerings with tailored insights and information, stock research reports prepared by our third-party collaborator, Morningstar, Inc., and Level II market data from Nasdaq. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

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

Our wholly-owned subsidiary, RHV, will serve as the investment adviser to Robinhood Ventures Fund I, a closed-end investment company, which will subject us to additional burdens and risks and could subject us to potential liability.

RHV, which has applied for registration as an investment adviser with the SEC under the Advisers Act, will serve as Robinhood Ventures Fund I’s (the “Fund”) investment adviser. The Fund is a newly organized Delaware statutory trust registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an externally managed, non-diversified, closed-end investment company. RHV will be responsible for making investment decisions for the Fund’s portfolio. RHV was formed in August 2025 and has limited investing history. RHV’s service as an investment adviser to the Fund will subject us to additional burdens risks and could subject us to potential liability, including but not limited to:

•We will become further subject to additional regulatory and compliance burdens. For example, the Fund is registered under the 1940 Act as an investment company. The Fund and its investment adviser, RHV, are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

•RHV was recently formed and while its personnel have investment experience, RHV and its management have limited experience managing a closed-end investment company registered under the 1940 Act.

•RHV or its directors, officers or employees and its affiliates, successors or other legal representatives may be liable for any error of judgment, for any mistake of law or for certain types of acts or omissions by such person.

•RHV will provide certain investment advisory, management and administrative services to the Fund pursuant to an investment advisory agreement but its provision of those services to the Fund can be terminated without penalty as specified in the investment advisory agreement. In addition, if the investors in the Fund were to be dissatisfied with the investment performance or disagree with investment strategies employed by RHV, they may seek to cause the board of directors of the Fund to terminate its investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us.

•The timing and amount of management fees generated by the Fund are uncertain and depend on the Fund’s investment performance and opportunities for realizing gains, which may be limited.

•Shareholder activism involving closed-end funds has increased, including public campaigns to demand that a fund consider significant transactions such as a tender offer, merger or liquidation or seek other actions such as the termination of the fund’s investment management contract.

•The timing and amount of management fees generated by the Fund are uncertain and depend on the Fund’s investment performance and opportunities for realizing gains, which may be limited.

•The Fund is subject to conflicts of interest. Our business activities in the management of, or our interest in, our own business and accounts, may present conflicts of interest that could disadvantage the Fund and its shareholders. We provide brokerage services to retail investors that may follow investment programs similar to that of the Fund. RHV and its affiliates will be permitted to market, organize, sponsor, act as general partner or as the primary source for transactions for other pooled investment vehicles and other accounts, which may be offered on a public or private placement basis, and to engage in other investment and business activities. Some of these funds and accounts may have investment strategies that overlap with the investment strategies of the Fund. Such activities may raise conflicts of interest for which the resolution may not be determinable.

•If the Fund performs poorly or does not achieve expected returns, investors may decline to invest in any future closed-end funds we may raise or otherwise attribute the Fund’s performance to Robinhood more generally.

Any of these additional burdens and risks could subject us to potential liability and could harm our reputation and business.

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

In the U.S., any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our RHC and Bitstamp US platforms, that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, which may change and evolve over time based on changes in the cryptocurrency and its related ecosystem and on evolving legal and regulatory developments. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. Further, guidance and statements from the SEC and states, including recent SEC Division of Corporation Finance (“Corp Fin”) staff statements and no-action relief, have provided some degree of additional clarity concerning the analysis for specific cryptocurrencies, although much uncertainty still exists. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC had not historically provided advance confirmation on the status of any particular cryptocurrency as a security, (i) Corp Fin staff recently published statements that they do not view the offers and sales of certain “stablecoins” and “meme coins” to constitute the offer and sale of securities under the federal securities laws;(ii) Corp Fin staff granted no-action relief on September 29, 2025 regarding the issuance of a token in connection with a decentralized physical infrastructure project and (iii) senior officials at the SEC have previously indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current forms). However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which recently published a consumer alert concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, recently enacted legislation provides guidelines for the regulation of stablecoins in the U.S., which may differ from the views set forth in the Corp Fin staff statement). With respect to all cryptocurrencies other than Bitcoin and Ethereum, there is less certainty about whether they would be viewed as securities under the applicable federal and state securities laws. Furthermore, U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Additionally, the current presidential administration and control of Congress in the U.S. present considerable uncertainty as to cryptocurrency regulations and how regulators will apply the securities laws to cryptocurrencies and what changes Congress may enact with respect to cryptocurrencies. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our RHC or Bitstamp US platforms is a “security” under U.S. law.

For example, in June 2023, the SEC charged Binance Holdings Ltd., and its affiliated U.S. entity, among others (collectively, “Binance”) and, separately, Coinbase Global, Inc., and Coinbase, Inc. (collectively, “Coinbase”) with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. In November 2023, the SEC brought similar charges against Payward, Inc. and Payward Ventures Inc.) (collectively, “Kraken”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, March 2025, and May 2025, each of Coinbase, Kraken and Binance, respectively, entered into a court-approved joint stipulation with the SEC to dismiss each of the SEC’s lawsuits against such parties with prejudice.

Several other digital assets market participants, including us, have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. Also, in April 2025, the Office of the Deputy Attorney General issued a memorandum (the “April DOJ Memo”), setting out new enforcement priorities for digital asset-related investigations and prosecutions by the DOJ. The April DOJ Memo directed prosecutors not to “target virtual currency exchanges, mixing and tumbling services, and offline wallets for the acts of their end users or unwitting violations of regulations”. The April DOJ Memo explained that the DOJ will instead prioritize cases against individuals who cause financial harm to digital asset investors and consumers and/or use digital assets in furtherance of other criminal conduct. The decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that then-Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force will be focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources judiciously.” The SEC formed the Crypto Task Force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors. Since formation, the Crypto Task Force has accepted written submissions on various cryptocurrency-related topics from industry participants; hosted roundtables on topics relating to security status, trading, custody, tokenization, and DeFi; and has held meetings with interested stakeholders. On July 31, 2025, SEC Chairman Paul Atkins announced the launch of “Project Crypto,” described as “a Commission-wide initiative to modernize the securities rules and regulations to enable America’s financial markets to move on-chain.” In connection with this initiative, Chairman Atkins indicated that he has asked the Crypto Task Force to work on developing proposals to implement recommendations in the July 30, 2025, President’s Working Group on Digital Asset Markets Report, as well as a potential innovation exemption. While these developments are positive, the Crypto Task Force’s work remains in the early stages and no formal rulemaking or exemptions have been proposed or adopted to date.

From time to time, we also have received with respect to our RHC platform, and might in the future receive, SEC inquiries regarding specific cryptocurrencies supported on our RHC or Bitstamp US platforms and added features and since December 2022, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the SEC find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received a “Wells Notice” stating that the SEC Staff made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. On February 21, 2025, SEC Enforcement closed the investigation, advising RHC in writing that it had concluded its investigation and did not intend to move forward with recommending an enforcement action.

To the extent that the SEC or a court asserts or determines that any cryptocurrencies supported by our RHC or Bitstamp US platforms are securities, that assertion or determination could prevent us from continuing to facilitate trading of those cryptocurrencies (including ceasing support for such cryptocurrencies on our RHC or Bitstamp US platforms) or offering those services. It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions, including disgorgement or penalties which could be material, for failing to offer or sell the cryptocurrency in compliance with securities registration requirements, or for acting as a securities broker or dealer, national securities exchange, clearing agency, or other regulated entity without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported cryptocurrency through our RHC or Bitstamp US platforms and suffered trading losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease facilitating transactions in the supported cryptocurrency, which could negatively impact our business, operating results, and financial condition. Further, if any supported cryptocurrency is deemed to be a security, it might have adverse consequences for such supported cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability, and transactability. Moreover, the networks on which such supported cryptocurrencies are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. In addition, our growth might be adversely affected if we are not able to expand our RHC platform to include additional cryptocurrencies that the SEC has determined to be securities or that we believe are likely to be determined to be securities.

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

In addition, in June 2025, we launched “Robinhood Stock Tokens” in certain jurisdictions in the EEA, which are designed to provide eligible customers in the EEA with exposure to certain U.S. exchange-listed stocks and exchange-traded funds (“ETFs”). While we currently only offer Robinhood Stock Tokens in the EEA, because the assets underlying the tokens are certain U.S. stocks and ETFs, the SEC could assert jurisdiction over our Robinhood Stock Token offering and claim that transactions in our Robinhood Stock Tokens must be conducted in compliance with applicable federal laws and regulations. See “-Our introduction of Robinhood Stock Tokens in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks” for more information.

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

In June 2025, we announced that RHC will be offering crypto staking services to eligible customers in certain jurisdictions in the U.S. In several enforcement actions filed by the SEC under the prior administration, the SEC alleged that certain companies had offered staking services to retail customers for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking services in violation of the registration provisions of the Securities Act or the Exchange Act. For example, as described under “-Risks Related to Cryptocurrency Products and Services-In the U.S., any particular cryptocurrency’s status as a “security” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies, we might be subject to regulatory scrutiny, investigations, fines, and other penalties,” in 2023 the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. As noted above, the litigation against Binance, Coinbase, and Kraken has been dismissed, and the SEC filed a stipulation to dismiss its lawsuit against Consensys with prejudice in March 2025.

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

If the SEC, a state regulator or a private litigant were to prevail on claims that our staking services offered in the U.S. violate the Securities Act, Exchange Act or applicable state laws and regulations, we may be subject to monetary penalties, liabilities, reputational harm, and may be required to cease offering these services.

Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the U.S., cryptocurrencies are regulated by both federal and state authorities, depending on the context of their usage. For example, on October 13, 2023, California enacted the DFAL, which, upon effectiveness on July 1, 2026, will prohibit any person or entity engaging in digital financial asset business activity or holding itself out as being engaged in digital financial asset business activity, with or on behalf of a resident of California (including businesses with a place of business in California), unless that person or entity either (i) holds a license under the DFAL, (ii) has submitted an application for such license on or before July 1, 2026 and is awaiting approval or denial of that application, or (iii) is exempt from licensure. Once licensed, the licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, and anti-fraud and AML. We expect to apply for a license under DFAL in connection with our cryptocurrency trading operations in California. In addition, the NYDFS requires that any persons or entity engaging in virtual currency activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly referred to as a BitLicense, from the NYDFS and must comply with AML, cybersecurity, consumer protection, and financial and reporting requirements, among others, or must be chartered under the New York Banking Law and be approved by the NYDFS to engage in virtual currency business activity. We will continue to monitor developments in state-level legislation, guidance or regulations applicable to us. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to future cryptocurrency regulations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.

The cryptocurrency accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret accounting principles. A change in these rules and regulations or interpretations could have a significant effect on our reported financial results and financial position, and could even affect the reporting of transactions completed before the announcement or effectiveness of a change. Further, there are a limited number of precedents for the financial accounting treatment of cryptocurrency assets (including related issues of valuation and revenue recognition), and while the staff of the SEC’s Division of Trading and Markets provided certain limited FAQ guidance on May 15, 2025 with respect to net capital considerations, no formal guidance has been provided by the FASB or the SEC. Accordingly, there remains significant uncertainty as to the appropriate accounting for cryptocurrency asset transactions, cryptocurrency assets, and related revenues. Uncertainties in or changes in regulatory or financial accounting standards could result in the need to change our accounting methods and/or restate our financial statements, and could impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, and result in a loss of investor confidence.

In addition, future regulatory actions or policies, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. This includes recent legislative actions related to the RFIA, CLARITY Act and GENIUS Act. See “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Additionally, some lawmakers and regulators have raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically, and might continue, to comprise a significant percentage of our total net revenues. The current presidential administration and control of Congress in the U.S. also present considerable uncertainty as to such regulatory actions or policies. Any future regulatory actions or policies could reduce the demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

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

Our continued efforts to expand our business internationally also subject us to additional laws, regulations, or other government or regulatory scrutiny as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed” and “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect crypto-asset industry participants, the crypto-asset markets, and their users, particularly trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, the provisions of MiCA went into effect as of December 30, 2024 and the FCA announced new proposals for certain aspects of the prudential requirements for crypto firms. See “Risks Related to Our Business- We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations” for more information. Accordingly, in addition to the licenses RHEU and Bitstamp Financial Services Ltd. obtained under MiFID, RHEU and Bitstamp Europe S.A. have obtained licenses to operate as crypto asset service providers under MiCA. As noted above, monitoring and maintaining our compliance with the laws and regulations to which we are subject is complex and requires us to expend significant resources. In addition, any failure to comply with any applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business. In addition, new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, or require us to obtain additional or newly-created registrations or licenses in the future and cause us to incur significant expense in order to ensure compliance. Additionally, under recommendations from FinCEN, and the Financial Action Task Force, the U.S. and several international jurisdictions in which RHEU or Bitstamp operate have imposed the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, and could also face penalties for technical violations or lose customers if it negatively impacts customer experience.

Our Crypto Transfers, crypto staking and lending, Robinhood Wallet, and Robinhood Connect features could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

In the U.S., we allow customers to deposit and withdraw cryptocurrencies to and from our RHC and Bitstamp platforms through our Crypto Transfers feature in the states in which RHC or Bitstamp operates (other than New York for RHC, where RHC’s regulatory application is still pending). Since the third quarter of 2024, we also allow customers of RHEU to deposit and withdraw crypto to and from our RHEU platform. Bitstamp also allows its customers to deposit and withdraw crypto to and from the Bitstamp platform. Crypto Transfers are processed using Robinhood’s or Bitstamp’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, RHC U.S. customers have access to Robinhood Connect, allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

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

Additionally, allowing customers to deposit and withdraw cryptocurrencies to and from our platforms increases the risk that our platforms might be exploited to facilitate illegal activity such as fraud, gambling, money laundering, tax evasion, and scams. Crypto Transfers, Robinhood Wallet, and Robinhood Connect also expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and AML and counter-terrorist financing laws, which among other things impose strict liability for transacting with prohibited persons. We engage blockchain analytics vendors to help determine whether the external wallets involved in Crypto Transfers are controlled by persons on prohibited lists or involved in fraudulent or illegal activity. However, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our vendors to detect in some circumstances. The use of our platforms for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in significant liabilities and reputational harm for us and could cause cryptocurrency trading volumes and transaction-based revenues to decline.

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

Any inability to maintain adequate relationships with third-party banks, Liquidity Providers, and cryptocurrency exchanges with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings, would disrupt our ability to offer cryptocurrency trading to customers.

We rely heavily on third-party banks, Liquidity Providers and cryptocurrency exchanges in connection with our provision of cryptocurrency products and services to our customers, with the exception of a cryptocurrency exchange operated by Bitstamp and acquired by Robinhood in June 2025. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platforms rely on direct settlements between us and our customers and direct settlements between us and our Liquidity Providers or cryptocurrency exchanges after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts and we rely on the ability of Liquidity Providers and Bitstamp, where applicable, to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers, Liquidity Providers and cryptocurrency exchanges (as well as maintaining the minimum capital required by regulators). If we, third-party banks, Liquidity Providers, or cryptocurrency exchanges have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platforms and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platforms, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We might also be harmed by the loss of any of our banking partners and Liquidity Providers. As a result of the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payments services, or other financial services to companies providing cryptocurrency products, including us. For instance, in May 2023, two prominent Liquidity Providers announced their respective decisions to limit their offerings in cryptocurrency trading within the U.S. If we, our cryptocurrency exchanges or our Liquidity Providers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, if these banks impose significant operational restrictions, or if these banks were to fail or be taken over by the FDIC, such as occurred in the 2023 Banking Events, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Regulatory approaches to tokenized real-world assets outside of the U.S. are similarly in the early stages and vary by jurisdiction. For example, in the EU, MiCA and MiFID operate as complementary regimes within the EU’s financial regulatory framework, with MiCA governing crypto-assets that do not qualify as financial instruments and MiFID continuing to apply to crypto-assets that meet the definition of financial instruments. Accordingly, the application of MiCA or MiFID depends on the characteristics of the specific tokenized real-world asset. In Singapore, the MAS has issued guidance stating that a crypto-asset may constitute, among other things, a “share” where it confers or represents ownership interest in a corporation or a “securities-based derivatives contract” where the underlying asset is a share, debenture or unit in a business, which would require transactions in such crypto-assets to be conducted in compliance with applicable law and the applicable licenses.

We have offered Robinhood Stock Tokens and the Private Company Stock Token Promotion to eligible customers of RHEU in certain jurisdictions in the EEA and may offer similar tokens or promotions in the same or different jurisdictions in the future, and while we believe that such operations are, were, and will be in compliance with MiFID requirements applicable to derivatives (or other applicable requirements to the extent we offer similar tokens or promotions in different jurisdictions in the future), we cannot ensure that regulators would agree with our conclusions. For example, we have received requests for clarifications from the Bank of Lithuania, which has issued RHEU licenses under MiCA and MiFID, regarding our Robinhood Stock Tokens and the Private Company Stock Token Promotion in connection with the launch of that offering. Responding to such requests may divert management attention and require us to expend additional resources. If the Bank of Lithuania determines that our Robinhood Stock Token offering or the Private Company Stock Token Promotion is not being conducted in compliance with applicable laws or regulations, such determination could result in financial penalties or other non-monetary penalties, limitation of certain of our business activities (including with respect to our Robinhood Stock Token offering), loss or non-renewal of existing licenses or authorizations, increased scrutiny from other regulators, loss of our customers and reputational harm. In addition, any change in applicable laws or regulations, or change in interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate our Robinhood Stock Token offering as currently intended. In addition, because the assets underlying our Robinhood Stock Tokens and the Private Company Stock Token Promotion are certain U.S. securities, the SEC or other U.S. regulators, including the CFTC, could assert jurisdiction over our Robinhood Stock Token offering or the Private Company Stock Token Promotion and claim that transactions in related tokens must be conducted in compliance with applicable U.S. laws and regulations. Such a determination could result in lawsuits, regulatory action and enforcement proceedings that result in injunctions, fines, penalties and other monetary damages, and could require us to obtain additional registrations or licenses in the future and cause us to incur significant expenses in order to ensure compliance with applicable laws and regulations.

We may also face contractual or legal challenges from the issuers of the referenced securities. Some companies, particularly private companies with transfer restrictions, may object to the creation of synthetic instruments such as tokens which reference the companies’ securities and are facilitated by Robinhood or one of its affiliates holding an interest in a special purpose vehicle (“SPV”) that holds the referenced securities or instruments representing a contingent interest in the referenced securities. In such cases, the issuer may assert that our interest in the SPV is invalid, void or otherwise unenforceable, or that we have violated or induced or assisted in the violation of, applicable transfer restrictions, which could result in a loss or impairment of the SPV’s rights to the underlying securities, which could in turn prevent us from effectively hedging our exposure to the associated tokens held by our customers. For example, OpenAI has publicly stated that OpenAI tokens issued in connection with the Private Company Stock Token Promotion are not OpenAI equity, that they did not partner with us and did not endorse the OpenAI tokens, and that any transfer of OpenAI equity requires OpenAI’s approval and OpenAI did not approve such transfer. Accordingly, Robinhood or our affiliates may be exposed to risks relating to litigation, reputational harm, or the need to suspend or revise affected offerings.

The Robinhood Stock Token offering and the Private Company Stock Token Promotion also involved, and could involve, operational risks, in addition to existing cryptocurrency risks. They have relied on, and could rely on, accurate and timely price data, functioning systems for custody and valuation, and clear communication to customers about how the tokens work. If these systems fail, or if customers misunderstand that the tokens don’t represent actual securities, we could face regulatory action, legal exposure, or reputational harm.

If we are unable to adequately manage these risks, or if regulators, issuers, or other counterparties take adverse action, our Robinhood Stock Token or similar initiatives in the future could be curtailed or terminated, which could adversely affect our crypto and international business operations, expose us to significant liability and harm our brand.

Risks Related to Our Spending and Payments Products and Services

Our spending, payments and banking products and services subject us to risks related to bank partnerships, FDIC pass-through insurance and other regulatory obligations.

We offer a Spending Account (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and we have also partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users are opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. Additionally, Robinhood branded credit cards are issued by Coastal Bank, a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. We recently began employee testing on the Robinhood Banking product, which offers depository accounts and related banking services through our partner bank, Coastal Bank. Similar to the structure of the Spending Account program, we act as the service provider for Robinhood Banking to, among other things, facilitate communication between our users and Coastal Bank for which we receive compensation. Our partner banks are members of the FDIC.

We believe our record keeping for our users’ funds held in Robinhood Cash Card accounts at Sutton, held in a Spending Account at our other partner bank, and held in Robinhood Banking branded deposit accounts at Coastal Bank complies with all applicable requirements for each participating user’s deposits to be eligible for FDIC pass-through insurance coverage, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC might not recognize users’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our users’ funds held at our partner banks are not covered by deposit insurance, participating users might decide to withdraw their funds, which could adversely affect our brand and our business. Due to the fact that we are deemed a service-provider to our partner banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB.

As a result of the stored value Spending Account program, the Robinhood Cash Card and the Robinhood Banking program, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. As a result of Robinhood Credit, we are also subject to a number of state licensing and other regulatory requirements and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Robinhood Credit is in the process of acquiring licenses in all states where required to do so. Failure to obtain or maintain these licenses, failure to comply with these rules or requirements, or conducting such activity without a license, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, and subject to regulatory fines, penalties, or criminal charges. For example, in December 2024, Robinhood Credit paid a penalty of $200,000 to the Massachusetts Division of Banks for previously engaging in the business of a third party loan servicer in Massachusetts without the appropriate registration. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.

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

Use of our spending, payments, and banking services for illegal activities or improper purposes could harm our business.

The highly automated nature of, and liquidity offered by, our spending and payments services to move money make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value Spending Account, Robinhood Cash Card, Robinhood Banking accounts, and Robinhood Credit customers, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including Robinhood, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities with respect to our spending and payments services, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.

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

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and technology. The steps we take to protect our intellectual property rights might not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We make business decisions about when to seek patent protection for a particular technology, obtain trademark or copyright protection and when to rely upon trade secret protection, and the approach we select might ultimately prove to be inadequate. We will not be able to protect our intellectual property rights, however, if we do not detect unauthorized use of our intellectual property rights. We also might fail to maintain or be unable to obtain adequate protections for some of our intellectual property rights in the U.S. and some non-U.S. countries, and our intellectual property rights might not receive the same degree of protection in non-U.S. countries as they would in the U.S. because of the differences in non-U.S. patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights. In addition, if we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Our trademarks might also be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we might not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand.

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

We also are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, excise, goods and services, and property taxes in the U.S. and various foreign jurisdictions. Specifically, we might be subject to “digital service taxes” or new allocations of tax as a result of increasing efforts by certain jurisdictions to tax cross border activities that might not have been subject to tax under existing international tax principles. Companies such as ours could be adversely impacted by such taxes.

Our ability to use our net operating losses to offset future taxable income could be subject to certain limitations.

As of September 30, 2025, we have U.S. federal, state and non-U.S. net operating loss carryforwards (“NOLs”) available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For instance, for state income tax purposes, a California franchise tax law change limits the usability of California state NOLs to offset California taxable income in taxable years beginning on or after January 1, 2024 and before January 1, 2027. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, Total Platform Assets, Net Deposits, and Robinhood Gold Subscribers, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. Further, with our acquisition of TradePMR in February 2025, we are clearing through a third party for TradePMR related accounts and using data collected by that third party to compute certain metrics. So for TradePMR-related accounts only, if the third-party systems and tools we use to track this data undercount or overcount performance or contain algorithmic or other technical errors, the relevant metrics we report that rely on such data might not be accurate. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Performance Metrics” for definitions of our key operational metrics.

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

The trading price of our Class A common stock has been and might continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. For example, on March 10, 2025 (amid a significant downturn in the equity markets driven by recession concerns and macroeconomic uncertainty), the intra-day trading price of our Class A common stock declined by as much as 20%. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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

In addition, in the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Class action litigation, has in the past and could in the future result in substantial costs and a diversion of our management’s attention and resources.

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

As of September 30, 2025, our founders and their related entities hold approximately 13% of our outstanding common stock (and, as described in the following risk factor, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, such sales, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 11 - Common Stock and Stockholders’ Equity to our unaudited condensed consolidated financial statements in this Quarterly Report) and for issuance under our Employee Share Purchase Plan (“ESPP”). All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant) or may be sold to satisfy applicable tax withholding requirements. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

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

On May 28, 2024, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock to return value to shareholders. In July 2024, Robinhood began to execute on the Repurchase Program and on April 30, 2025, we announced that the board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. As of September 30, 2025, Robinhood has made share repurchases of $810 million under the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management expects to complete the remainder of the authorization over the next roughly two years, with flexibility to accelerate if market conditions warrant. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for a number of types of actions or proceedings shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have subject matter jurisdiction, another state court sitting in the State of Delaware) (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our Charter also provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act. Nothing in our Charter precludes stockholders that assert claims under the Exchange Act from bringing such claims in any court, subject to applicable law.

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

Other than the above, from January 1, 2025 through September 30, 2025, the Company did not sell any shares of Class A common stock (or other equity securities of RHM) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1, 2025 - July 31, 2025	254,239	$100.09	254,239	$772
August 1, 2025 - August 31, 2025	388,356	$104.53	388,356	$731
September 1, 2025 - September 30, 2025	374,114	$108.70	374,114	$690
Total	1,016,709	$104.95	1,016,709	$690
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) On August 4, 2025, the Jonathan J. Rubinstein Trust, an entity controlled by Jonathan Rubinstein, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 42,430 shares of our Class A common stock on or prior to July 31, 2027.
On August 4, 2025, Jason Warnick, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to (i) 175,000 shares of our Class A common stock underlying stock options; and (ii) 500,000 shares of our Class A common stock, in each case on or prior to August 28, 2026.
On August 8, 2025, Daniel Gallagher, our Chief Legal, Compliance, and Corporate Affairs Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 430,000 shares of our Class A common stock on or prior to November 20, 2026.
On September 5, 2025, Vlad Tenev, our Chair and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 2,500,000 shares of our Class A common stock on or prior to November 20, 2026.
In addition, certain of our officers may, from time to time, make elections to participate in our ESPP and to have shares withheld or sold to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c) of Regulation S-K).
In Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we inadvertently omitted the disclosure of the following Rule 10b5-1 trading arrangements:
On August 12, 2024, Baiju Prafulkumar Bhatt Living Trust, an entity controlled by Baiju Bhatt, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 5,020,056 shares of our Class A common stock on or prior to December 10, 2025.
On August 19, 2024, Vlad Tenev, our Chair and Chief Executive Officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 4,000,000 shares of our Class A common stock on or prior to November 21, 2025.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 5, 2025.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Jason Warnick
Name:	Jason Warnick
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)