Form 10-K
period 2025-12-31
Robinhood Markets, Inc.
filed 2026-02-18
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $71.3 billion (based on the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on that date). Shares of common stock owned by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 11, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 790,054,654 and 110,253,736.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
2

Glossary of Terms
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

Abbreviation and Meaning
1940 Act	Investment Company Act of 1940, as amended	Coinbase	Coinbase Global, Inc., and Coinbase, Inc.
2013 Plan	Amended and Restated 2013 Stock Plan, as amended	Corp Fin	SEC Division of Corporation Finance
2020 Plan	2020 Equity Incentive Plan, as amended	Crypto Listing Frameworks	Our internal policies and procedures with respect to the listing of cryptocurrencies on our platforms
2021 Plan	2021 Omnibus Incentive Plan	Crypto Transfers	Cryptocurrency transfers
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation, and amortization	DFAL	Digital Financial Assets Law
ADRs	American Depository Receipts	DOJ	U.S. Department of Justice
Advisers Act	Investment Advisers Act of 1940	EBS	Electronic Blue Sheets
AI	Artificial Intelligence	ECOA	Equal Credit Opportunity Act
AML	Anti-money Laundering	EEA	European Economic Area
APAC	Asia-Pacific	EFTA	Electronic Funds Transfer Act
ASC	Accounting Standards Codification	EPS	Earnings (loss) per share
BaaS	Banking as a service	Equity Exchange Rights	A right (but not an obligation) each of our founders has to require us to exchange, for shares of Class B common stock, any shares of Class A common stock received by them upon the vesting and settlement of pre-IPO RSUs, pursuant to the equity exchange right agreements entered into between us and each of our founders in connection with our IPO
Barclays	Barclays Bank	ERGs	Employee Resource Groups
Binance	Binance Holdings Ltd., and its affiliated U.S. entity, among others	ERM	Enterprise Risk Management
Bitstamp	Bitstamp Ltd.	ESPP	Employee Share Purchase Plan
BOATS	Blue Oceans ATS, LLC	ETFs	Exchange Traded Funds
Bribery Act	U.K. Bribery Act 2010	ETPs	Exchange Traded Products
BSV	Bitcoin SV	EU	The European Union
Bylaws	Amended and Restated Bylaws	Exchange Act	Securities Exchange Act of 1934, as amended
C$	Canadian dollars	FASB	Financial Accounting Standards Board
CAGO	California Attorney General’s Office	FCA	Financial Conduct Authority
CASP	Crypto asset service providers	FCM	Futures Commission Merchant
CAT	Consolidated Audit Trail	FCPA	Foreign Corrupt Practices Act
CEA	U.S. Commodity Exchange Act	FDCPA	Fair Debt Collections Practices Act
Celsius	Celsius Network LLC	FDIC	Federal Deposit Insurance Corporation
CEO	Chief Executive Officer	Final Rules	Final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors
CFPB	Consumer Financial Protection Bureau	FinCEN	Financial Crimes Enforcement Network
CFT	Countering the Financing of Terrorism	FINRA	Financial Industry Regulatory Authority
CFTC	Commodity Futures Trading Commission	Fixed-Term Securities Lending Agreements	Fixed-term securities lending agreements with two financial institution counterparties, as described below
Charter	Amended and Restated Certificate of Incorporation	Founder Affiliates	Founders related entities
CIP	Customer identification program	Founders’ Voting Agreement	Voting Agreement, dated July 26, 2021, among RHM, Baiju Bhatt, Vladimir Tenev, and certain related entities
Circle	Circle Internet Financial, LLC	Fourth parties	Third parties’ common suppliers or vendors
CISO	Chief Information Security Officer	FTX	FTX Trading Ltd.
CLARITY Act	Digital Asset Market Clarity Act of 2025	Futures	Futures contracts, which includes options on futures and swaps, including event contracts
Coastal Bank	Coastal Community Bank	GAAP	Generally accepted accounting principles in the United States
Code	Internal Revenue Code of 1986, as amended	GBP	British pounds sterling
CODM	Chief Operating Decision Maker	GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act

GHG	Greenhouse gas	RHS March 2025 Credit Agreement	Fourth Amended and Restated Credit Agreement, dated as of March 21, 2025, among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
GM	General manager	RHUK	Robinhood U.K. Ltd
IPO	Initial public offering	RHV	Robinhood Ventures DE, LLC
IRA	Individual Retirement Account	RHY	Robinhood Money, LLC
ISA	Individual Saving Account	RIAs	Registered Investment Advisors
ISOs	Incentive stock options	RITA	Residual Interest Targeted Amount
Kraken	Payward, Inc. and Payward Ventures Inc.	Robinhood Credit	Robinhood Credit, Inc.
MAC	Materiality Assessment Committee	ROC	Risk Operating Committee
Marex	Marex North America LLC	Rothera	Rothera LLC
Market-Based RSUs	RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions	Rothera E&C	Rothera Exchange and Clearing LLC (formerly LedgerX LLC, doing business as MIAXdx)
Market Makers	Non-exchange liquidity providers	RSAs	Restricted stock awards
MAS	Monetary Authority of Singapore	RSUs	Restricted stock units
MENA	Middle-East and North Africa	RVI	Robinhood Ventures Fund I
MIAXdx	MIAX Derivatives Exchange	Safety Committee	Safety, Risk and Regulatory Committee of the board of directors
MiCA	Markets in Crypto-Assets Regulation	SAR	Suspicious activity reporting
MiFID	Markets in Financial Instruments Directive II	SARs	Stock appreciation rights
MSD	Massachusetts Securities Division	SBC	Share-based compensation
MSLA	Master securities loan agreement	SEC	U.S. Securities and Exchange Commission
NASAA	North American Securities Association	SEC Staff	The Staff of the SEC
Net Capital Rule	Rule 15c3-1 under the Securities Exchange Act of 1934, as amended	Securities Act	Securities Act of 1933, as amended
NFA	National Futures Association	Sherwood Media	Sherwood Media, LLC
NJDGE	The New Jersey Division of Gaming Enforcement	SIG	Susquehanna International Group
NMS	National market system	SIPC	Securities Investor Protection Corporation
NOLs	Net operating loss carryforwards	SOFR	Secured Overnight Financing Rate
NSCC	National Securities Clearing Corporation	SPV	Special purpose vehicle
NSOs	Non-statutory stock options	SROs	Self-Regulatory Organizations
NYDFS	New York State Department of Financial Services	Sutton	Sutton Bank
OECD	Organization for Economic Cooperation and Development	SVB	Silicon Valley Bank
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Controls	The Bribery Act	U.K. Bribery Act 2010
Partner Exchanges	Exchange liquidity providers	Tick Size and Access Fee Cap Rules	Rules related to order tick size and access fee caps adopted by the SEC in September 2024
PFOF	Payment for order flow	TILA	Truth in Lending Act
Product-market fit	The need to adapt, localize, and position our products for specific countries	Time-Based RSUs	Time-based RSUs that vest upon the satisfaction of a time-based service condition
RAM	Robinhood Asset Management, LLC	TradePMR	Trade-PMR, Inc.
Repurchase Program	Share repurchase program	TRF	Trade Reporting Facilities
RFIA	Responsible Financial Innovation Act of 2025	Trust	Credit Card Funding Trust
RHC	Robinhood Crypto, LLC	U.K.	United Kingdom
RHD	Robinhood Derivatives, LLC	USAO	The United States Attorney’s Office for the Northern District of California
RHEU	Robinhood Europe, UAB	USA Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
RHF	Robinhood Financial LLC	USDC	US Dollar Coin, issued by Circle Internet Group, Inc
RHM March 2025 Credit Agreement	Third Amended and Restated Credit Agreement, dated as of March 21, 2025, among RHM, as borrower, and a syndicate of banks, as amended by the First Amendment, dated as of October 15, 2025	USDG	US Global Dollar, issued by Paxos Digital Singapore Pte. Ltd
RH MENA	Robinhood Management MENA Limited	VIE	Variable interest entity
RHS	Robinhood Securities, LLC	Virtu	Virtu Financial, Inc.
RHSG	Robinhood Singapore Pte. Ltd.	WF	Wells Fargo Bank

Key Performance Metrics Terms
We use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
ARPU
Average Revenue Per User
We define ARPU as total revenue for a given period divided by the average number of Funded Customers on the last day of that period and the last day of the immediately preceding period.

Funded Customers
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

Net Deposits
We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, staking rewards, and cash or assets earned in connection with Company promotions (such as account transfer and retirement match incentives, free stock bonuses) received by customers, net of reversals, customer cash withdrawals, margin and lending interest, Robinhood Gold subscription fees, and assets transferred off of our platforms for a stated period. Starting in June 2025, Net Deposits include results from Bitstamp. Due to data limitations, we have not included TradePMR client figures in our Net Deposits key performance metric.

Total Platform Assets
We define Total Platform Assets as the sum of the fair value of all equities, options, cryptocurrency, futures (including options on futures and swaps, including event contracts), cash held by users in their accounts, net of receivables from users (previously reported as Assets Under Custody), and any such assets managed by RIAs using TradePMR’s platform that are not custodied by Robinhood, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in Total Platform Assets in any given period. Starting in June 2025, the fair value of all cryptocurrency includes cryptocurrency on Bitstamp. Total Platform Assets also include cryptocurrency lent through platform-enabled lending programs, where customers may recall such assets at any time through the platform.

Robinhood Gold Subscribers
We define a Robinhood Gold Subscriber as a unique person who has at least one account with a Robinhood entity and who, as of the end of the relevant period (a) is subscribed to Robinhood Gold and (b) has made at least one Robinhood Gold subscription fee payment.

Other Glossary Terms
ACATS	Automated Customer Account Transfer Service A system that automates and standardizes procedures for the transfer of assets in a customer account from one brokerage firm and/or bank to another.
Cash Sweep
We define Cash Sweep as the period-end total amount of participating users’ uninvested brokerage and banking cash that has been automatically “swept” or moved from their accounts into deposits for their benefit at a network of program banks. This is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the banks less the interest rate given to users as stated in our program terms. This includes balances from customers of RIAs using TradePMR’s platform.

Churned Customers
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

Growth Rate with respect to Net Deposits	Growth rate is calculated as aggregate Net Deposits over a specified 12 month period, divided by Total Platform Assets for the fiscal quarter that immediately precedes such 12 month period.
Investment Accounts
We define an Investment Account as a funded individual brokerage account, a funded joint investing account, a funded IRA, or an account with an RIA using TradePMR’s platform. Starting in September 2025, a Funded Customer can have multiple Investment Accounts - one or more individual brokerage accounts, a joint investing account, a traditional IRA, a Roth IRA, and/or an RIA custody account using TradePMR’s platform. Investment Accounts do not include Bitstamp as such accounts are not brokerage or other Investment Accounts.

Margin Book
We define Margin Book as our period-end aggregate outstanding margin loan balances receivable (i.e., the period-end total amount we are owed by customers on loans made for the purchase of securities, supported by a pledge of assets in their margin-enabled brokerage accounts). This includes margin loan balances from customers of RIAs using TradePMR’s platform.

New Funded Customers	We define a New Funded Customer as a unique person who became a Funded Customer for the first time during the relevant period.
Notional Trading Volume
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

Options Contracts Traded
We define Options Contracts Traded as the total number of options contracts bought or sold over a specified period of time. Each contract generally entitles the holder to trade 100 shares of the underlying stock.

Resurrected Customers
A Funded Customer is considered “Resurrected” in a stated period if it was a Churned Customer as of the end of the immediately preceding period and its balance (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) rises above zero or it completes a transaction using its account.

Supported Cryptocurrencies
We currently support trading in the following cryptocurrencies, where available(1):

Aave (AAVE)	Aerodrome Finance (AERO)	Arbitrum (ARB)	Aster (ASTER)*	Avalanche (AVAX)	Avantis (AVNT)*	Bitcoin (BTC)	Bitcoin Cash (BCH)
BNB (BNB)*	BONK (BONK)	Cardano (ADA)	cat in a dogs world (MEW)*	Chainlink (LINK)	Compound (COMP)	Curve DAO (CRV)	Dogecoin (DOGE)
Dogwifhat (WIF)	Ethena (ENA)	Ethereum (ETH)	Ethereum Classic (ETC)	Floki (FLOKI)	Hedera (HBAR)	Hyperliquid (HYPE)*	LayerZero (ZRO)*
Lido DAO (LDO)	Lighter (LIT)*	Litecoin (LTC)	Mantle (MNT)	Maple Finance (SYRUP)	Moo Deng (MOODENG)*	OFFICIAL TRUMP (TRUMP)*	Ondo (ONDO)*
Onyxcoin (XCN)	Optimism (OP)	Pax Gold (PAXG)	Peanut the Squirrel (PNUT)*	Pepecoin (PEPE)	Plasma (XPL)*	Polkadot (DOT)	Popcat (POPCAT)*
Pudgy Penguins (PENGU)*	Pyth Network (PYTH)	Render (RENDER)	Seeker (SKR)	SEI (SEI)	Shiba Inu (SHIB)	Sky (SKY)*	Solana (SOL)
Stellar Lumens (XLM)	SUI (SUI)	Tezos (XTZ)	Toncoin (TON)*	Uniswap (UNI)	USD Stablecoin (USDC)**	Virtuals Protocol (VIRTUAL)	World Liberty Financial (WLFI)*
XRP (XRP)	Zora (ZORA)*

(1) Not all cryptocurrencies are available in every state. An asterisk indicates a cryptocurrency is not currently available for trading in New York; a double asterisk indicates a cryptocurrency is not currently available for trading in New York or Texas.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) of Robinhood Markets, Inc. (“RHM” and, together with its subsidiaries, “we,” “us,” “Robinhood,” or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Annual Report includes, among others, forward-looking statements regarding:
•that we continue to create an ecosystem of financial products and services that will enable people across the world to become investors;
•our belief that our products can transform the relationship people have with the financial system and that the products on our roadmap will go a long way toward making that a reality;
•our commitment to continue expanding Robinhood Legend’s capabilities;
•that we remain focused on building the best products and ultimately aim to serve all of our customers’ financial needs;
•our expectations regarding our prediction markets investments, including our plans to introduce and advance the build out of an independent, CFTC-licensed exchange and clearinghouse, Rothera E&C;
•our plans to continue expanding our U.K. brokerage offering with the introduction of tax-advantaged investment accounts;
•that we are continuing to roll out Robinhood Banking to Gold Subscribers;
•our expectations regarding RVI, including that RVI’s investment program will focus on a concentrated portfolio of private companies at the frontiers of their respective industries and that RVI plans to hold investments for the long term through IPO and beyond, and will seek to invest across a number of sectors;
•our expectations regarding legal and regulatory proceedings and investigations;
•our intent to continue to invest in technology;

•that we are continuously introducing new products and diversifying our services that further expand access to the financial system;

•our expectations regarding legislative developments and their impact on us, including with respect to the CLARITY Act and the GENIUS Act;

•our expectations about our ability to rapidly adopt and introduce new tools relating to AI, including building complex AI agents and AI-native advisory products;

•our expectations about our ability to lead in cryptocurrency and blockchain technology;

•our plans to launch new products and features that drive tokenization in the future;

•our plans to keep investing in our existing products and features while also launching new products and services like Robinhood Legend, index options, futures, and event contracts;

•our expectations regarding products related to wealth management and advisory, including our plan to focus on multigenerational advisory in our future product roadmap and our expectation that multigenerational advisory will be strengthened by the expanded investment advisory and custodial capabilities gained through our acquisition of TradePMR;

•our plan to continue expanding the coverage of Robinhood Gold;

•our belief that there is a significant opportunity for Robinhood to grow internationally and our intent to continue expanding our operations outside of the United States, including our plan to continue the expansion of our U.K. brokerage product offering and our plan to open an office in Singapore as our APAC headquarters;

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

•our expectations with respect to our pending acquisitions of WonderFi, PT Buana Capital Sekuritas, and PT Pedagang Aset Kripto;

•the Repurchase Program and our current expectations with respect to timing;

•our belief that, based on our current level of operations, our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months; and
•our expectations regarding applying for a license under the DFAL in connection with our cryptocurrency trading operations in California.
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
•our reliance on transaction-based revenue, including PFOF, the risk of new regulation or bans on PFOF and similar practices, and the addition of our new fee-based model for cryptocurrency;
•our exposure to fluctuations in interest rates and rapidly changing interest rate environments;

•the difficulty of raising additional capital (to provide liquidity needs and support business growth and objectives) on reasonable terms, if at all;
•the need to maintain capital levels required by regulators and SROs;
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
•the fact that we do not wholly own or operationally control Rothera, our joint venture with SIG, and its subsidiaries;
•operational and regulatory risks and expenditures prior to and following closing of our acquisitions and investments;
•the difficulty of complying with an extensive, complex, and changing regulatory environment, the risk of monetary and other penalties for noncompliance and the need to adjust our business model in response to new or modified laws and regulations;
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
•the regulation, litigation, contractual, operational, and reputational risks associated with our introduction of products such as Robinhood Stock Tokens in the EEA and our staking services offered in the U.S.; and
•the risk that substantial future sales of Class A common stock in the public market, or the perception that they may occur, could cause the price of our stock to fall.

Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Annual Report titled “Risk Factors” and our other filings with the SEC, all of which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Annual Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Annual Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Annual Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.

PART I

ITEM 1. BUSINESS
Company Overview
Robinhood was founded in 2013 on the belief that everyone should be welcome to participate in our financial system. We are creating modern financial services platforms for everyone, regardless of their wealth, income, or background.
Our mission is to democratize finance for all. We use technology to provide access to the financial system in a way that is simple and convenient for our customers. We believe the financial system should be built to work for everyone. That’s why we create products that let our customers start investing at their own pace, on their own terms. We believe investing should be familiar and welcoming, with a simple design and an intuitive interface, so that customers are empowered to achieve their goals. We started with a revolutionary, bold brand and design in the Robinhood app which makes investing approachable for millions. Over the last decade, we have disrupted and changed the industry, becoming the first U.S. retail broker to offer commission-free stock trading with no account minimums, which was subsequently adopted by the rest of the industry. In recent years, we have continued to build relationships with our customers by introducing new products and diversifying our services that further expand access to the financial system, including focusing on products and tools for more seasoned investors. Through these efforts, we believe we have made investing culturally relevant and understandable, and that our platforms enable our customers to become long-term investors and take greater control of their finances.
At Robinhood, our values are in service of our customers. Our customers are why we exist. That is why we put what’s best for our customers at the center of our decision-making in order to bring them the best technology coupled with real value. That is why at Robinhood, we push for progress without compromising quality. We also take our responsibility for our customers’ finances seriously. We know that trust is hard earned and easily lost and that is why we prioritize compliance, approach risk thoughtfully, and never compromise trust for speed.
Additionally, we consider ourselves to be One Robinhood where we are all invested in the same mission. We invite contrary perspectives, support each other, and debate with energy and kindness. Once decisions are made, we move in unison with ownership and accountability, powered by the thrill of building something great together. We are also innovators and problem solvers. Our bold bets often make us a first mover, and we do what's right for customers - even if it hasn’t been done before. We also strive to do more with less. To that end, constraint drives us to innovate through scalable technology - not excess resources.
Finally, we started a movement, breaking barriers so everyone - not just the wealthy - can access the financial system. Our job to “democratize finance for all” may never be complete as we seek to level the playing field - which is what makes what Robinhood does so fun.
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
We began by offering our customers the ability to buy and sell equities on a mobile-first platform and have since continued to expand our offerings to add new asset classes, products and features, while also growing internationally to better serve our customers. We designed our mobile platform to be an elegant, intuitive investing interface that provides our customers with trading functionality and market information such as historical prices, valuation multiples, recent news, analyst ratings, advanced charts, and more, at no additional cost. Robinhood Legend, built specifically for active traders, is a powerful, sleek browser-based desktop trading platform that is fully customizable and available at no additional cost to all U.S. and U.K. customers with a Robinhood account. Robinhood Legend now supports all major asset classes and we have committed to continue expanding its capabilities.
The core tenet of the Robinhood offering—expanding access to our financial system through products that empower people to learn, participate, and grow—underpins each of our offerings. We remain focused on building the best products and ultimately aim to serve all of our customers’ financial needs.

Brokerage
Investing. Our platforms allow our customers to invest commission-free in U.S.-listed stocks and ETFs, as well as related options and ADRs.
Options Trading. We review eligibility for our customers who wish to trade options, including disclosure of investment experience and knowledge, investment objectives and financial information. Subject to approval from Robinhood, customers can access basic options strategies (Level 2), which permits buying calls and puts and selling covered calls and puts, or more advanced options strategies (Level 3), which permits fixed-risk spreads (such as credit spreads and iron condors) and other advanced trading strategies, depending on their individually disclosed preparedness. We conduct regular reviews of our customers’ eligibility and take action to revoke access to trading options as appropriate, to ensure our customers are accessing the level of options strategies that are appropriate for them based on information such as their trading experience, investment objectives and financial situation.
In 2025, index option trading became available to all customers, allowing them to trade options on diversified indices like the S&P 500 and VIX, while gaining access to potential tax benefits and one of the lowest contract fees among leading brokerages.
Fractional Trading. Fractional trading allows customers to invest in fractions of a share of stock, rather than requiring them to buy and sell whole shares. This service enables customers to build a diversified portfolio regardless of their budget and removes a barrier to investing in higher-priced stocks, thereby providing access to a much greater selection of equities with as little as $1.
Recurring Investments. Our recurring investment feature enables our customers to automatically buy shares of equities and certain ETFs on a set schedule, allowing them to build positions over time and establish regular investing habits, even with small contributions. Our customers can also elect to automatically reinvest dividend income back into the underlying respective shares.
Access to Investing on Margin. Subject to approval upon meeting eligibility criteria set by Robinhood, customers can invest on margin. This allows eligible customers to borrow a limited amount of funds from Robinhood to use as additional investing capital. Robinhood decides whether to extend margin to each customer who applies for access based on information regarding customer activity, portfolio equity or net worth criteria, investment objectives, and investing experience reported by the customer. We offer an industry-leading tiered margin structure where customers receive a single low interest rate based on their total margin balance.
Fully-Paid Securities Lending. Under our Fully-Paid Securities Lending program (“Fully-Paid Securities Lending”), a customer can earn passive income on their stock portfolio once they give Robinhood permission to lend out any fully paid stocks in their portfolio. Robinhood does the work of finding interested borrowers and customers get paid a share of the interest revenue earned when their shares have been loaned to borrowers.

Brokerage (continued)

Cash Sweep. Our cash sweep program allows brokerage customers to earn interest on uninvested brokerage cash swept to our partner banks. The interest compounds daily and is then paid out by the partner banks monthly. Cash deposited at these banks is eligible for FDIC insurance.
Instant Withdrawals. Our instant withdrawals feature enables eligible customers to withdraw money from their Robinhood accounts and instantly deposit it to their bank accounts or debit cards with a fee.
Robinhood Retirement. We are making it easy and accessible to start saving for retirement through a traditional IRA or Roth IRA and are expanding options for the growing population of freelance and gig workers without access to employer-based matching programs. Customers’ eligible contributions to their retirement account can earn a percentage match by Robinhood, subject to a five-year holding period. We offer customer IRA instant deposits up to $1,000, which allows customers to immediately start investing. Customers can also get a custom recommended portfolio, build their own, or do both, all commission-free.
24 Hour Market. We were the first U.S. broker to offer around-the-clock trading of individual stocks, 24 hours a day, 5 days a week. We also offer around-the-clock trading of ETFs. It allows our customers to better manage their risk and take advantage of opportunities, no matter what time of day they arise.
Joint Investing Accounts. Our joint investing accounts allow customers to seamlessly manage investments with their partner while keeping their shared assets in one place. The joint account provides shared access for account holders that allows them to combine funds and increase their investment power as they work towards their financial goals. Gold Subscribers can also extend certain Robinhood Gold benefits to a joint account at no additional cost.
Prediction Markets. Our customers can trade event contracts on a regulated exchange using our Prediction Markets Hub, for which we charge a commission for each contract traded. An event contract is a type of financial derivative that allows traders to speculate on a specific event. These contracts are generally structured around “Yes” or “No” positions, and fluctuate in price based on the projected occurrence of the event. Event contracts then pay out if the position held matches the correct occurrence of the event; otherwise, they expire with no value. Event contracts are offered through our FCM license regulated by the CFTC. We believe event contracts give people a tool to engage in real-time decision-making, unlocking a new asset class. Our Prediction Markets Hub features sports, politics, economics, culture and more, giving customers the opportunity to react to the event as it happens. Deepening its investment in Prediction Markets, Robinhood established a joint venture, Rothera, in partnership with SIG, that acquired 90% of the issued and outstanding equity of MIAXdx in January 2026 to advance the build out of an independent, CFTC-licensed exchange and clearinghouse. Following closing, Rothera renamed MIAXdx to Rothera E&C.
Futures. A futures contract is a legal agreement between two parties to buy or sell a set amount of an asset at an agreed-upon future date with the price set today. Our futures trading allows customers to trade a variety of different asset classes, such as equity indices, energy, currencies, cryptocurrencies, metals, and other commodities at the speed of a tap with our sleek new trading ladder. In addition, our futures trading has no pattern day trading rules and provides access to potential tax benefits. Commissions and other fees apply for each futures contract traded.

Short Selling. Short selling is an advanced trading strategy where customers borrow shares of stock, sell them at the current price in anticipation of a decline in the price of those shares, then repurchase and return the borrowed shares at the lower price. Short selling involves potentially unlimited risk. During the fourth quarter of 2025, we launched short selling on our mobile, web, and Robinhood Legend platforms.

Brokerage (continued)
Since 2024, we have offered most of our brokerage services to customers in the U.K. through RHUK via a dedicated mobile application available to eligible U.K. users. Brokerage services available to our U.K. customers include commission-free trading on U.S.-listed stocks and ADRs, option trading, futures trading, fractional share trading, recurring investments, investing on margin, Fully-Paid Securities Lending, Cash Sweep, and 24 Hour Market. Further, we have introduced market-specific functionality, including multi-currency wallets that allow customers to hold and manage GBP in their brokerage account, improving the funding and trading experience for U.K. customers.

We expect to continue expanding our U.K brokerage offering with the introduction of tax-advantaged investment accounts, such as recently launched stocks and shares ISAs. A stocks and shares ISA is a U.K. specific, tax-efficient investment account that allows customers, within annual contribution limits, to invest without incurring tax on capital gains or investment income. The performance of a stocks and shares ISAs is driven by the returns of its underlying investments and is subject to the inherent risks and volatility of the equity markets.

Stock Tokens. A stock token is a derivative contract that tracks the price of a U.S. stock or ETP, giving eligible EU customers exposure to U.S. equities without owning the underlying shares. Customers can access U.S. stock and ETP tokens 24/5, with zero commissions or added spreads (other fees may apply), and receive dividend payouts that mirror the underlying stock or ETP.

Robinhood Crypto
Cryptocurrency Trading. We offer cryptocurrency trading in the United States through RHC. We offer cryptocurrencies in every U.S. state, the U.S. Virgin Islands, Puerto Rico, and the District of Columbia. Customers trading in the Robinhood app can choose to have orders routed to market makers commission-free or through partner exchanges via smart exchange routing for a fee. Orders placed on Robinhood Legend are all routed to the partner exchanges via smart exchange routing. We currently support trading for 58 cryptocurrencies, where available. (see “Supported Cryptocurrencies”)
Recurring Crypto Investments. We offer the ability for customers to automatically buy cryptocurrency on a schedule of their choice. As an agent, we route all cryptocurrency transactions initiated by customers to third-party market makers or exchange liquidity providers. We never act as a counterparty to our users’ buy or sell transactions. We offer Crypto Transfers, allowing customers to transfer cryptocurrency into and out of their RHC accounts without commission, where eligible.
Robinhood Connect. Developers can embed this fiat-to-crypto on-ramp tool directly into their decentralized applications, and customers can fund Web3 wallets without the need to leave decentralized applications, or dApps, for a fee.
Robinhood Crypto Trading API. Our most seasoned crypto traders can use this API to set up advanced and automated trading strategies that allow them to stay ahead of market trends, react to significant market movements, or simply trade crypto, all without needing to open the Robinhood app.
Staking. We offer staking on selected cryptocurrencies. Staking allows customers to earn rewards by locking up cryptocurrencies, subject to the network and cryptocurrency’s requirements and bonding periods.

Robinhood Crypto (Continued)
Cryptocurrency Trading. We offer cryptocurrency trading in select jurisdictions within the EU through RHEU via a dedicated mobile application available to eligible EU users. We charge users a commission each time a user decides to buy or sell certain cryptocurrencies in the EU. RHEU currently supports trading for 74 cryptocurrencies, where available. See the list on our website at https://robinhood.com/eu/en/support/articles/about-robinhood-crypto/.
 Crypto Transfers is also available in the EU, giving EU customers greater flexibility and control over their digital assets. During 2025, we acquired Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers. This acquisition accelerates our expansion across Europe.
Staking. We offer staking for EU customers on selected cryptocurrencies.
Perpetual Futures. Perpetual futures are futures contracts without a fixed expiry and can be held indefinitely as long as margin requirements are met. Perpetual futures traders trade contracts that track crypto prices. This new asset class gives advanced traders more ways to trade, allowing them to capitalize on a variety of market conditions by reacting quickly when prices move, with leverage available.

Robinhood Crypto (Continued)
Custody

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) offline cold wallets, which require physical access controls. Our wallets store and transfer all the settled digital assets listed in the Glossary of Terms above using an architecture combining multi-party computation and hardware security to eliminate a single point of failure. With the exception of Bitstamp (discussed below), we do not utilize third-party custodians for settled cryptocurrencies, but we do integrate proprietary technology from a third-party industry-standard vendor into the systems we use to support the custody, transfer and settlement operations to our wallets. As noted, Bitstamp does use third party custodians. In general, the overwhelming majority of cryptocurrency coins on our platforms are held in cold storage, in facilities located in the United States and in the EU with physical security systems that we believe are state-of-the-art, though some coins are held in hot wallets to support day-to-day operations.

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
We currently do not hold significant amounts of cryptocurrency for our own account. We hold small amounts of cryptocurrency assets to solely support our business operations, and we do not commingle cryptocurrencies with those of our users. We do not engage in lending transactions with cryptocurrencies held on behalf of customers. We do not seek to profit from proprietary trading and only facilitate customer transactions. In addition, we have anti-money laundering and insider trading programs intended in part to prevent self-dealing and other potential conflicts of interest, including with respect to our cryptocurrency services.

Robinhood Wallet
Robinhood Wallet. Separately from RHC and RHEU, we offer a self-custody, web3 wallet in over 150 countries through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd., that allows customers to deposit and withdraw cryptocurrencies to and from their wallets. Customers can store and manage cryptocurrencies on the Ethereum, Bitcoin, Solana, Dogecoin, Arbitrum, Polygon, Optimism and Base networks. Certain network fees or other third-party service fees for certain transactions may apply. The Robinhood Wallet gives customers full control over their cryptocurrencies, which means they hold and maintain the private key to their assets, and does not collect any portion of network or “gas” fees imposed by the applicable network. The Robinhood Wallet is a software application that users must access via a separate application. Neither RHC nor RHEU custody any Robinhood Wallet assets.

Robinhood Gold
Robinhood Gold. Our subscription service grants subscribers access to a number of premium features. After an initial 30-day free trial, subscribers pay a flat recurring rate. Our premium features offered to Gold subscribers include:
•Higher Interest on Cash Sweep. Subscribers can earn a higher interest rate on the cash swept to participating banks compared to users who do not subscribe to Gold.
•Higher Match on IRA Contributions. Subscribers can earn a higher percentage match of 3% on eligible contributions compared to users who do not subscribe to Gold.
•Bigger Instant Deposits. Subscribers can immediately access instant deposit of $5,000 up to three times subscriber’s portfolio value, depending on their brokerage account balance and status.
•Access to Investing on Margin. No interest is charged on the first $1,000 in margin borrowed by each Robinhood Gold subscriber.
•Lower Fees. Subscribers can trade index options at a lower contract fee, futures with lower commissions charged, as well as have a cap on annual management fees for Robinhood Strategies accounts, compared to customers who do not subscribe to Gold.
•Exclusive Mortgage Rates. Exclusive mortgage loan offer and credit towards closing costs with Sage Home Loans Corporation.
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

Robinhood Gold Card
Robinhood Gold Card. Robinhood Gold Card is offered under a program agreement (“Program Agreement”) between Robinhood Credit and Coastal Bank, a member of the FDIC. There are no annual fees and no foreign transaction fees. Robinhood Gold Card is exclusively for qualified Gold Subscribers and offers rewards on each eligible purchase, which are redeemable for travel, gift cards, and shopping, or can be instantly transferred to a Robinhood Gold Card user's brokerage account to invest, earn interest, or withdraw. Robinhood Gold Card users can manage their card activities via a separate mobile application, the Robinhood Credit Card app. We are continuing to roll out Robinhood Gold Card, now in the hands of over 600 thousand customers.

Robinhood Banking
Robinhood Banking. Robinhood Banking is a financial services platform offered by RHY that brings a private banking experience exclusively to Gold Subscribers. Banking services are provided by Coastal Bank. Funds held in Robinhood Banking accounts are eligible for FDIC insurance. We are continuing to roll out Robinhood Banking to Gold Subscribers.
Our premium features offered to Robinhood Banking customers include:
•High-yield checking and savings.
•On-demand cash delivery.
•24/7 support.

Wealth Management
Robinhood Strategies. We offer a tailored, expert-managed wealth management service that gives our customers expert financial advice and the knowledge to effectively plan for their future.
Our premium features offered to Robinhood Strategies customers include:
•Low management fee: 0.25% annual management fee, capped at $250 per year for Gold Subscribers.
•Diversified and interactive portfolio: Portfolios are actively managed based on customers’ risk tolerance, goals, and time horizon and adjusted to reflect market conditions.
•Integrated tools: In-app performance tracking, future return simulations, and tax management features such as tax loss harvesting.
Our acquisition of TradePMR, a custodial and portfolio management platform for RIAs, expands our wealth management footprint, and allows us to deliver investment advisory capabilities to customers by bringing in a scaled RIA custodial and portfolio management platform that connects financial advisors to a new generation of investors.

Robinhood Cortex
Robinhood Cortex. We offer an AI investment tool designed to provide real-time analysis and insights that help our customers better navigate the markets, identify opportunities, and stay up to date on the latest market moving news.
Our key features offered to customers include:
•Stock and Portfolio Digests: Provides concise summaries explaining market movements for individual securities and complete portfolios by analyzing relevant news and events impacting each ticker.

Robinhood Ventures Fund I
In September 2025, we filed our initial prospectus to launch RVI, a listed closed-end fund that aims to offer retail investors exposure to private companies at the frontiers of their respective industries. A listed closed-end fund is an investment company that is registered under the 1940 Act. RVI’s investment program will focus on a concentrated portfolio of private companies at the frontiers of their respective industries. RVI plans to hold investments for the long term through IPO and beyond, and will seek to invest across a number of sectors.

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
•Sherwood Media and Robinhood Snacks. Robinhood Snacks is an accessible digest of business news stories written for a new generation of investors. Its bite-sized news stories bring new investors the latest market-moving news without all of the complicated financial jargon. Sherwood Media is a subsidiary that is the home for news and information about the markets, economics, business, technology, and the culture of money. We offer a suite of new editorial offerings, complementing Robinhood Snacks with more always-on news updates and analysis, original reporting and new newsletter offerings.
•Crypto Learn and Earn. Our exclusive in-app educational module available to all eligible RHEU and Robinhood Wallet customers via Robinhood Learn that educates customers on the basics about cryptocurrency. Customers who complete these courses will be eligible to receive rewards, which will be paid out in cryptocurrency.
Our Technology
The Robinhood apps and Robinhood Legend are the core front-end pathways through which our customers engage with us. Our self-clearing system, order routing system, data platform, and other back-end infrastructure deliver the capabilities that allow our customers to focus on investing, saving, and spending, while also enabling us to rapidly develop products that our customers love to use.
Some of our most critical technologies include:
•Core Infrastructure and Data Platform. Our core infrastructure and data platform are built on Amazon Web Services, and our platform enables application developers to define their microservices in a simple, standardized manner while also providing built-in scalability and resiliency.
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
•Machine Learning. We currently use machine learning and AI to improve our products and processes in certain circumstances. Our machine learning models and AI contribute to multiple capabilities across our business. For example, we use machine learning and AI to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and even to improve the customer experience in our newsfeed by expanding the number of sources we can pull from, parsing and categorizing these articles, and delivering highly relevant and varied news to our customers for companies, stocks, or cryptocurrencies.
•Experiments Infrastructure. To enable our rapid product development cycle, we’ve built a proprietary experimentation infrastructure that enables us to test product changes through the build process and validate research hypotheses. The iterative, customer-centric product development approach that is so core to our success is enabled by this robust internal technology.
Looking ahead, we believe we are strategically positioned at the center of two major platform shifts—AI and cryptocurrency and blockchain technology—which have the potential to transform the industry.
•Artificial Intelligence. We currently expect our adoption of AI to occur in three phases: by augmenting internal operations, by enhancing customer-facing products, and by developing sophisticated autonomous financial agents. We have successfully created operational efficiencies and brought in top-tier AI talent, including experts from leading frontier AI labs, to accelerate our advancements in AI. Additionally, we have begun to incorporate applications of generative AI into our product offerings, such as Robinhood Cortex. As a technology company, we believe we are able to rapidly adopt new tools on the way to building complex AI agents and expect to introduce significantly more in the coming year, including our first AI-native advisory products.
•Cryptocurrency and Blockchain Technology. We believe cryptocurrency and blockchain technology will fundamentally transform financial infrastructure by offering significant efficiencies as the blockchain reduces the need for traditional financial intermediaries, such as clearing houses, transfer agents, and payment processors, leading to lower operational costs. We anticipate that blockchain technology will increasingly integrate with the traditional financial system, ultimately serving as the new infrastructure for financial services. We expect that this will be driven by tokenization, which enables efficiency gains by moving traditional financial assets onto blockchain. We believe our leadership in cryptocurrency trading will position us to lead in this space and expect to continue launching new products and features that drive tokenization in the future.
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

Customer feedback is at the heart of product development at Robinhood. We regularly communicate with our customers—not just to provide support, but also to learn more about their experiences and insights, and to respond to their feedback about our products. This keeps us connected with customers and enables us to understand their expectations, problems and opportunities they face financially. For example, in response to customer feedback, we introduced multiple accounts, allowing customers to open multiple investing accounts to organize their portfolio by asset class, time horizon, investing themes, or personal goals, all in one place. Further, in response to feedback from our active traders for advanced equity offering, we launched short selling, an important feature designed to give active traders a way to profit in down or volatile markets, and to smooth out equity trading volumes across different market conditions. These launches reflect our ongoing commitment to providing our customers with the insights and resources they need to make informed decisions and plan for the future.
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

•new product innovations such as Robinhood Cortex;
•expansion of asset classes and capabilities such as event contracts and short selling; and
•improving our tools, latency, and charting to be best-in-class, particularly on Robinhood Legend.
Becoming the Number One in Wallet Share for the Next Generation
Many of our customers are just beginning their financial journeys. As our next generation customers grow their wealth, we aim to grow with them, meeting their evolving financial needs from saving, spending, or facilitating payments. Our strategy for being number one in wallet share for the next generation is centered on three main priorities:
•build new products that cover the next generation’s remaining core financial needs, such as Robinhood Banking and advisory. Multigenerational advisory is a key pillar of our future product roadmap and will be strengthened by the expanded investment advisory and custodial capabilities gained through our acquisition of TradePMR;
•innovate on incentives, particularly through Robinhood Gold, to provide our customers with greater value as their assets grow with us; and
•reduce withdrawals and increase deposits by further streamlining the process for customers to onboard, deposit funds, and transfer assets into Robinhood.
Building the Number One Global Financial Ecosystem
As we continue expanding internationally, we see substantial opportunity ahead to deepen our global presence. We have leveraged our strengths as a technology and innovation leader in the U.S. and expanded our reach globally in the U.K. with brokerage services and in the EU with cryptocurrency trading. We are continuing our expansion internationally with our pending acquisitions of WonderFi in Canada, and PT Buana Capital Sekuritas and PT Pedagang Aset Kripto in Indonesia. We have also taken our first steps in the business-to-business and institutional markets through our acquisitions of Bitstamp and TradePMR (Refer to Note 3 - Business Combinations to our consolidated financial statements in this Annual Report for more information). Our strategy for building a global financial ecosystem is centered on three main priorities:
•launch new products and features that further our tokenization efforts, such as Robinhood Chain, a permissionless Layer 2 blockchain optimized for real-world assets, from public to private to global;
•prioritize functionality that creates value for our customers across our platforms globally, and not just focusing on one individual market, such as multi-currency accounts, staking and stock tokens trading in the EU; and
•introduce and expand market-specific functionality, such as recently launched stocks and shares ISAs in the U.K.
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
Seasonality
Our business can be subject to seasonal fluctuations due to such factors as retail interest in investing and cryptocurrency trading, overall number of market participants and trading volumes, varying numbers of trading days from quarter-to-quarter, declines in trading activity around holidays, and proxy and investor communications activity during proxy season. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on equity and cryptocurrency valuations and trading activity.

Human Capital
To deliver on our ambitious product roadmap, we must foster a great culture, one centered on high performance, strong community, and investing in top talent.
High Performance Culture
We design our talent programs to motivate, recognize, and reward high performance. Our lean organizational structure creates more opportunities for impact, clarity, and growth. We support job-specific capabilities and training to help develop behavioral and leadership capabilities for all employees.
Top Talent
Our culture of innovation is central to how we attract and keep exceptional people. We’re focused on bringing in the top talent in our industry and doing so from a range of backgrounds and experiences to meet the current and future demands of our business. As of December 31, 2025, we had approximately 2,900 full-time employees.
Community and Employee Engagement
Robinhood aims to build an inclusive workplace where everyone feels valued and empowered. We value the benefits of working in-person and create office environments that foster collaboration and connection. We also aim to support an inclusive community through nine ERGs: Asianhood, Black Excellence, Christianhood, Divergent, Latinhood, Parenthood, Rainbowhood, Veterans at Robinhood, and Women at Robinhood.
Employee Incentives and Benefits
We offer highly competitive compensation for employees and benefits for themselves and their families. All employees are eligible for variable incentive pay (bonus and/or equity) that is directly linked to individual and/or company performance. Our comprehensive benefits are designed to attract the best talent and to ensure Robinhood employees are supported. Some notable benefits that our employees value include employer-paid health benefits, fertility benefits, a flexible lifestyle wallet that can be used for wellness, education or other benefits, generous paid family leave, and retirement savings with employer match.
Intellectual Property
Our success and ability to compete are significantly dependent on our core technology and intellectual property. We rely on trademarks, patents, copyrights, trade secrets, know-how and expertise,

registered domain names, intellectual property assignment agreements, confidentiality procedures, license agreements, and non-disclosure agreements to establish and protect our intellectual property and proprietary rights, although we do not consider any individual piece of our intellectual property to be material to our business, taken as a whole. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how and brand, by relying on a combination of federal, state, and common law rights in the United States and other countries, as well as on contractual measures. However, these laws, agreements, and procedures provide only limited protection. It is our practice to require employees, consultants, contractors and other third parties to enter into confidentiality, non-disclosure, and invention assignment agreements. We also enter into confidentiality and non-disclosure agreements with additional third parties as appropriate. These measures are designed to limit access to, and disclosure and use of, our confidential information, trade secrets, know-how, and proprietary technology. We do not believe that our proprietary technology is dependent on any single or group of patent(s), trademark(s), copyright(s), domain name(s), license(s), assignment agreement(s), or any other form of intellectual property.
Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace. Any of our intellectual property rights might be successfully challenged, opposed, diluted, misappropriated, or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the U.S. or in non-U.S. jurisdictions. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are evolving and uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights. Our efforts to enforce our intellectual property rights might also be met with defenses, counterclaims, and counter-suits attacking the validity and enforceability of our intellectual property rights.
We have an ongoing trademark, service mark, and copyright registration program pursuant to which we register our brand names and solution names, taglines, designs, and logos in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We are the registered owners of U.S. and international trademarks, trademark applications, and registrations and domain names in the U.S. and foreign countries that include the primary brand “Robinhood,” including variations thereof, as well as brands, tag lines, and other branding elements for other Robinhood products and services, such as our Robinhood Snacks newsletter and media content. We also have common law rights in certain unregistered trademarks and copyrights that were established over years of use. Additionally, we have an ongoing patent registration program pursuant to which we register and acquire certain design and utility patents in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We are the authorized user of a variety of social media handles, pages, and profiles that reflect our primary brand. In addition, we have a suite of defensively registered domain names. We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, combating fraud, and maintaining goodwill. We believe the duration of our patents, trademarks, copyrights, and licenses is adequate relative to the expected lives of our products. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our trademark rights and to determine the validity and scope of the trademark rights of others.
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
Broker-Dealer Regulation
As broker-dealers, our subsidiaries RHS, RHF, and TradePMR are subject to extensive regulation by federal, state and SROs, and are subject to laws and regulations covering all aspects of the securities industry. Federal, state and SROs, including the SEC and FINRA, can, and in some cases have in the past, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our marketing or acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring and have in the past brought legal actions on behalf of the residents of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations.
The SEC and FINRA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s capital is its net worth plus qualified subordinated debt less deductions for certain types of asset. The Net Capital Rule under the Exchange Act specifies that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. Changes to or expansion of the Net Capital Rule, or an unusually large charge against our broker-dealer’s net capital, could limit our operations. See “—Risks Related to Our Business—We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.” A large charge or operating loss against our net capital could adversely impact our ability to maintain or expand current business, which could have a material adverse impact on our business and financial condition. If one of our regulated entities fails to maintain its required net capital, it may be subject to suspension or revocation of its registration by regulatory authorities and suspension or expulsion by these regulators could lead to the entity’s liquidation.
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
BaaS Regulation
With the invite-only launch of our Robinhood Banking program, which utilizes BaaS in partnership with Coastal Bank, our subsidiary, RHY, is primarily responsible for the program’s risk management and compliance with applicable federal and state consumer banking laws and regulations. These include, among others, the Electronic Fund Transfer Act implemented by Regulation E, the Truth in Savings Act implemented by Regulation DD, the Expedited Funds Availability Act implemented by Regulation CC, the Bank Secrecy Act, and the USA PATRIOT Act. Federal bank regulators have increasingly focused on risks related to BaaS, including bank oversight, risk management, internal controls, information security, change management and information technology operational resilience. If RHY or Coastal Bank were to face regulatory actions that limit the growth of Robinhood Banking, or if we were forced to stop growing Robinhood Banking, or if Coastal Bank were to limit or cease their participation, this could negatively impact the operation of Robinhood Banking and our revenue. With respect to this portion of our business, we also could be subject to regulatory scrutiny, fines or other penalties, and business or reputational harm that could adversely affect our financial condition.
Anti-Money Laundering and Counter-Terrorist Financing
We are subject to AML laws and counter-terrorist financing laws and regulations in the United States, the U.K., the EU and Singapore. Under the USA Patriot Act, broker-dealers and money transmitters are required to “know your customer” and to monitor their customers’ transactions for suspicious transactions. In the U.K., the Financial Services and Markets Act 2000 is the primary regulation for all financial services in the U.K. This law designates the Financial Conduct Authority as the main AML regulator and provides guidelines for its duties. In Singapore, the Securities and Futures Act 2001 regulates all financial institutions involved in the securities and derivatives industry, capital markets services, and related activities. The Financial Services and Markets Act 2022 is the omnibus Act for sector-wide regulation that centralizes provisions for AML/CFT, technology risk management, and the MAS’s harmonized enforcement powers across all financial institutions.
As required by the USA Patriot Act and other rules, we have established comprehensive AML, customer identification and transaction surveillance designed to prevent our financial services from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our products and services from being used to facilitate business in countries, or with persons or entities, included on designated government sanctions lists, including lists promulgated by OFAC, Specially Designated Nationals and Blocked Persons lists, and equivalent foreign lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including account opening fraud, and systems to identify potentially manipulative patterns of trading or higher risk patterns of money movements, and report such activities and transactions, where appropriate. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of AML compliance officers. This program is designed to address these legal and regulatory requirements, while managing risk associated with money laundering and terrorist financing. Anti-money laundering regulations are constantly evolving, thus we actively monitor our compliance with AML rules and regulations and industry standards, and continuously implement policies, procedures, and internal controls in light of current legal requirements.

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
Data Privacy and Security
We are also subject to a variety of federal, state, local, and non-U.S. laws and regulations regarding data privacy and security. In the U.S., federal law, such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal data, requires notice to individuals of privacy practices and provides individuals with some rights to prevent the use and disclosure of nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal data through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has also announced that it is reviewing the need for greater regulation for the collection, use, and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting some targeted advertising practices, and numerous states, including but not limited to California through the California Consumer Privacy Act, as modified by the California Privacy Rights Act, have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. The NYDFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies, and other financial services institutions regulated by the NYDFS including RHC, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. We are also subject to, or expect to be subject to, the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), the Singapore Personal Data Protection Act, and other privacy, data security, and data protection laws and regulations in connection with our expansion into the U.K., the EU, Singapore, and other jurisdictions. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.
Communications Regulation
We send texts, emails, and other communications in a variety of contexts, such as when providing digital transaction confirmations and marketing. Communications laws and regulations, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.
Credit Card Regulation
Robinhood Credit is a financial technology company that offers customers access to credit cards and rewards program. Robinhood Credit is not a bank, and its credit card is issued by Coastal Bank, member FDIC, pursuant to a license from Visa U.S.A. Inc. Because of its role in offering customers access to a credit card, Robinhood Credit is subject to the jurisdiction of the CFPB. The CFPB has broad authority over Robinhood Credit’s business, including authority to write regulations under federal consumer financial protection laws such as the TILA and the ECOA, and to enforce those laws against and examine large financial institutions, such as Coastal Bank, for compliance. The CFPB is authorized to prevent

“unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. Robinhood Credit is subject to the regulatory and enforcement authority of the CFPB, as a facilitator, servicer or acquirer of consumer credit. As a vendor to Coastal Bank, Robinhood Credit is also subject to examination by federal banking regulators, such as the Federal Reserve Board, with respect to the marketing, customer screening and servicing activities undertaken by Robinhood Credit on Coastal Bank’s behalf. In addition, Robinhood Credit may be considered to qualify as a “debt collector” and federal, state and local statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer receivables. The FDCPA and comparable state and local laws establish specific guidelines and procedures which debt collectors must follow when communicating with consumers, including the time, place and manner of the communications. Robinhood Credit has policies and procedures in place to comply with the applicable provisions of the TILA, ECOA, FDCPA and other applicable federal law and comparable regulations in all of its activities. Failure to comply with these laws and regulatory requirements applicable to Robinhood Credit’s business may, among other things, subject Robinhood Credit to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm Robinhood Credit’s business and its ability to maintain its partnerships and product offerings.
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
Authorized Activities in the U.K.
RHUK is authorized and regulated by the FCA in the U.K. to carry on certain regulated activities related to the provision of investment services. The FCA regulates the financial services industry in the U.K. Its role is to ensure the financial markets work for individuals, businesses, and the overall economy by protecting consumers, maintaining market integrity and promoting effective competition. If RHUK and/or its personnel fail to meet FCA standards, including, but not limited to, RHUK’s compliance with its obligations under Consumer Duty rules and guidelines, the FCA can deploy a wide range of measures to enforce compliance, including among other things, withdrawing a firm’s authorization, prohibiting and suspending firms and individuals from undertaking regulated activities, issuing fines, and bringing criminal prosecutions.
Regulation in Singapore
RHSG is currently applying for its Capital Markets Services license with the MAS, to conduct certain regulated activities such as dealing in capital markets products, product financing and the provision of custodial services for securities.
Cryptocurrency Regulation in the European Union
RHEU offers cryptocurrency services to eligible customers in select jurisdictions in the EU and is regulated by the Bank of Lithuania as a financial brokerage firm and a crypto-asset service provider. RHEU is supervised by the Lithuanian Financial Crime Investigation Service under the Ministry of the

Interior of the Republic of Lithuania. RHEU holds a MiCA license issued by the Bank of Lithuania. MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which is expected to impact our operations in the EU. RHEU also intends to expand its offerings. Failure to comply with applicable Lithuanian rules and regulations, and similar laws, rules and regulations in other EU countries could result in fines or other legal consequences for RHEU. RHEU also provides investment and ancillary services pursuant to the Republic of Lithuania’s law on Markets in Financial Instruments.
In addition, RHEU and Bitstamp Financial Services Ltd. are licensed under MiFID to provide brokerage, multilateral trading facilities and/or investment advisory services. Compliance with MiFID imposes extensive regulatory requirements on our operations in the EU, including obligations related to client classification, product governance, transaction reporting, and best execution standards. As a result of holding both MiCA and MiFID licenses, we are subject to comprehensive regulation covering virtually all financial and crypto activities within the EU. This dual licensing framework subjects us to broad and evolving supervisory regimes governing traditional financial instruments, crypto-assets, client protections, disclosure obligations, and operational standards.
Futures and Commodity Industry Regulations
The principal operations of our subsidiary RHD are to facilitate trading of futures contracts, event contracts, and options on futures contracts for our customers. RHD is registered with the CFTC as an FCM and is a member of the NFA. RHD is also a registered swap firm with the CFTC for trading cleared swaps. RHD is required to comply with a wide range of requirements imposed by the CFTC and the NFA. The commodity futures, commodity options, and cleared swaps industries in the U.S. are subject to regulation under the CEA. The CFTC is the U.S. federal agency charged with the administration of the CEA. RHD is subject to the margin rules issued by the CFTC. RHD is also subject to NFA regulation, including requirements pertaining to cybersecurity and supervision.
The CFTC has stringent rules and regulations with respect to the maintenance of specific levels of net capital required by regulated entities. RHD is subject to the CFTC’s minimum financial requirements under the CEA. Generally, an FCM’s capital is its net worth plus qualified subordinated debt less deductions for certain types of assets. See “—Risks Related to Our Brokerage Products and Services— Our exposure to credit risk with customers, Liquidity Providers, and other counterparties could result in losses.” A large charge or operating loss against RHD’s net capital could adversely impact its ability to maintain or expand current business, which could have a material adverse impact on its business and financial condition. If RHD fails to maintain its required net capital, it may be subject to suspension or revocation of its registration by regulatory authorities and suspension or expulsion by these regulators could lead to the entity’s liquidation.
Anti-Bribery and Anti-Corruption Regulations
We are subject to anti-bribery and anti-corruption regulations imposed by the FCPA in the U.S. and the Bribery Act in the U.K., which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The Bribery Act also prohibits improper payments between private entities and persons. Additionally, the FCPA requires issuers to maintain accurate books and records and have a system of internal controls sufficient to, among other things, provide reasonable assurances that transactions are executed and assets are accessed and accounted for in accordance with management's authorization.
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
Investment Advisory Regulations
Our investment advisory subsidiaries RAM and RHV are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Among other things, registered investment advisers must comply with certain disclosure obligations, advertising and fee restrictions and requirements relating to client suitability, conflicts, recordkeeping, fiduciary obligations, and custody of funds and securities. Registered investment advisers are also subject to anti-fraud provisions under both federal and state law.
Environmental Regulation
We are subject to applicable federal, state, local and foreign laws and regulations relating to climate risk and environmental impact, including those required by the U.S. Environmental Protection Agency. In addition, we are, or may become, subject to various climate disclosure regimes regulating the disclosure of GHG emissions and related information, such as the EU’s Corporate Sustainability Reporting Directive, California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and the SEC’s final rules under SEC Release No. 34-99678 and No. 33-11275 entitled “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” The interpretation and enforcement of such climate disclosure regimes remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks.
AI Regulation
As we continue to expand into a global financial ecosystem, we are subject to laws, regulations, and industry standards that develop in response to the use of AI. The EU’s AI Act governs the development, marketing, and use of AI in the EU and could impose significant additional costs on us to comply or we may face significant fines for failing to comply. On a state level, California and Colorado enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns, which may impact our development and/or deployment of AI and machine learning. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and licensing rights, cybersecurity, and data protection laws.
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

•Unfavorable media coverage and other events that harm our brand and reputation have in the past, and may in the future, adversely affect our revenue and the size, engagement, and loyalty of our customer base.

•Our business has been and might continue to be harmed by changes in business, economic, or political conditions that impact global financial markets, or by a systemic market event.

•Our future success depends on the continuing efforts of our key employees and our ability to attract and retain senior management and other highly skilled personnel.

•Rothera, owned and operated as a joint venture with SIG, operates a futures and derivatives exchange and clearinghouse through its subsidiary, Rothera E&C. We do not wholly own or operationally control Rothera and its subsidiaries, and actions taken by Rothera and its subsidiaries could adversely affect our business, financial condition, results of operations, and reputation.

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

•We continue to incorporate AI technologies into some of our products and processes. These technologies may present business, compliance, and reputational risks.

•Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our customers or third-party or fourth-party service providers.

•If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted, and we may be fined or subject to other disciplinary or corrective actions.

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

•If the SEC, a state regulator or a private litigant alleges that staking services we offer in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act, the Exchange Act or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking activities and may be subject to monetary and other penalties.

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

We have grown rapidly since our founding. However, the circumstances that accelerated the growth of our business in the past, including an extended period of general macroeconomic growth in the U.S., as well as growth in the financial services and technology industries, may not exist in the future. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods.

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

We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. For example, we have undertaken multiple restructurings, and in the past, have implemented significant workforce reductions and have scaled back hiring plans. These actions were driven by a general downturn in economic and market conditions. While these steps were taken to improve operational efficiency, there can be no assurance that further restructuring or workforce reductions will not be necessary in the future. As part of our ongoing efforts in the normal course of business, we also continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time, we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers.

Such efforts to control costs have in the past resulted, and might in the future result in reduced productivity and deteriorating workforce morale, which can cause our business initiatives to suffer. However, as market conditions improve, we also face a risk that renewed business growth could strain our existing resources, or that we are not able to effectively scale up in response, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed employee base.

We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. Additionally, as our business operations continue to expand, we have had and may continue to have difficulties meeting customer demand and expectations or face challenges with respect to new offerings or services we have not previously provided or have previously provided in a different capacity or smaller scale. For instance, as a result of our acquisition of Bitstamp in June 2025, we now provide additional cryptocurrency products and services to institutional customers both in parts of the U.S. and internationally, including products and services such as on-exchange lending, off-exchange settlement, post-trade settlement, and perpetual futures. These offerings to certain institutional clients expose us to risks we have not historically faced at scale, including credit risk, regulations and laws. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.

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

•volatility in the market, whether generally or as a result of certain or anticipated events (such as developments with respect to tariffs and trade policy shifts), or the occurrence of so-called “meme” trading in equities, options, cryptocurrencies, or futures (which includes options on futures and swaps, including cleared swaps and event contracts (“Futures”)) which can cause our trading volumes to fluctuate;

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

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers, wholesalers and other liquidity providers (together, the “Liquidity Providers”) for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from Liquidity Providers. For example, the SEC adopted final rules in 2024 (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain NMS stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. On September 30, 2025 and October 31, 2025, the SEC granted temporary exemptive relief from certain compliance dates adopted under the September 2024 Final Rules, including those relating to amended Rule 605 reporting, rules related to the requirement that exchange fees be determinable at the time of execution and the rules related to minimum pricing increments and access fee caps, which extended the effective dates to February, August, and November of 2026 respectively. The quote transparency rules will make the information about smaller-sized orders publicly available and result in the contraction of spreads across several securities, which we expect could lead to a decrease in the PFOF earned from such orders once the securities information processors (“SIPs”) begin dissemination of information incorporating the new round lot and odd-lot definitions (starting on May 1, 2026), followed by an August 1, 2026 compliance date for the Rule 605 execution quality report amendments. In addition, the regulatory and legislative landscape involving cryptocurrencies is subject to change and is experiencing rapid evolution, and future regulatory actions or policies, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Risks Related to our Business Relationships with Liquidity Providers

Our PFOF and Transaction Rebate arrangements with Liquidity Providers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with Liquidity Providers in equities and options). If any Liquidity Providers were unwilling to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility), we might have little to no recourse and, if there are no other Liquidity Providers that are willing to receive such orders from us or to pay us for such orders, or if we are unable to find replacement Liquidity Providers in a timely manner, our transaction-based revenue would be negatively impacted. With respect to cryptocurrencies, for instance, fewer Liquidity Providers are currently able to execute cryptocurrency trades. For instance, in May 2023, two prominent Liquidity Providers announced their respective decisions to limit their offerings in cryptocurrency trading within the U.S. Although we have established relationships with third-party cryptocurrency exchanges that may provide additional access to Liquidity Providers that are able to execute cryptocurrency trades, without additional Liquidity Providers supporting cryptocurrencies entering the industry in the U.S., there is a risk that we may be unable to find suitable Liquidity Providers to support cryptocurrencies. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently brokerage trades executed overnight primarily are routed through one Liquidity Provider - Virtu. If Virtu becomes unwilling or unable to do business with us in the future, we may be unable to find additional Liquidity Providers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our Liquidity Providers decide to alter our given fee arrangement, our transaction-based revenue could significantly decrease.

Additionally, disruptions in the services provided by Liquidity Providers, whether, for example, due to technical malfunctions, operational mishaps, financial instability of the Liquidity Providers, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our client’s orders. Should a Liquidity Provider experience downtime or diminished performance, particularly during peak trading hours, our ability to execute customer orders could be compromised and could have an adverse impact on our business, financial condition, and results of operations.

Risks Related to Regulation of PFOF

In recent years, PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices and are defending a consolidated putative class action in federal district court relating to the same factual allegations. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to, or which may otherwise impact, PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in March 2024, the SEC adopted amendments to enhance order execution disclosures under Rule 605 of Regulation NMS (the “Order Execution Disclosure Rules”), which will apply for the first time to RHF and RHS beginning in August 2026.

Beginning in August 2026, the Order Execution Disclosure Rules will require brokers, including RHF and RHS, to make new, publicly available execution quality disclosures that will allow customers, regulators, academics, the press and others to compare execution quality between brokers. Execution quality of brokers may vary based on the trading characteristics of the broker’s customers, including, but not limited to, the average number of shares traded, the types of securities (e.g., large cap, small cap, more liquid or less liquid, average spread size, etc.), what types of orders customers submit (e.g., market or limit) and when customers place their trades (e.g., market open, during the regular session or market close). Depending on how our order execution quality compares to other brokers, we could be subject to negative press or critical academic studies that could result in regulatory scrutiny or civil actions which could harm our brand and reputation.

Beginning in May 2026, as a result of the amended round lot and odd-lot definitions, the SIPs will begin making information about smaller-sized orders publicly available, which will result in the contraction of spreads across many securities, and we expect may lead to a decrease in the PFOF earned from such orders. Any new or heightened PFOF regulation, including the September 2024 Final Rules will result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which changes might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any legal or regulatory change that impacts PFOF could have an outsized impact on our results of operations. Furthermore, depending on the nature of any new requirements, heightened regulation could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF, Transaction Rebates or our Liquidity Providers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 15 - Commitments & Contingencies to our consolidated financial statements in this Annual Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Furthermore, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customers’ equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF.

Additionally, if our customers or potential customers believe that they might get better execution quality (including better price improvement) directly from our competitors that have different execution arrangements, or if our customers perceive our PFOF practices to create a conflict of interest between us and them, or if they begin to disfavor the specific market markers with which we do business due to any negative media attention, they might come to have an adverse view of our business model and might decide to limit or cease the use of our platforms. Some customers might prefer to invest through our competitors that do not engage in PFOF or Transaction Rebate practices or engage in them differently than do we. Any such loss of customer engagement as a result of any negative publicity associated with PFOF or Transaction Rebate practices could adversely affect our business, financial condition, and results of operations.

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

Maintaining adequate liquidity is crucial to our securities brokerage, cryptocurrency and money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA also have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in December 2024, the SEC adopted amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. These amendments, which require broker-dealer compliance by June 2026, will increase the operational complexity and burden related to such calculations and funding. Additionally, there is no definitive guidance on whether or how these rules may apply to most cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do.

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

Further, RHEU and Bitstamp Europe S.A., are licensed crypto asset service providers under the EU’s MiCA, the provisions of which went into effect as of December 30, 2024. Among other requirements,

RHEU and Bitstamp Europe S.A. are subject to mandatory capital requirements that vary based on the services we provide. Failure to meet these capital requirements or any future increases to these requirements could limit our ability to obtain or maintain authorization, constrain operational flexibility, or result in penalties or sanctions.

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other SROs or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which might adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency Liquidity Providers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence resulting in unanticipated and/or excessive withdrawals or redemptions, or a suspension of redemptions or withdrawals of customer assets. For example, in May 2025, the UK’s FCA published three papers which announced new proposals for certain aspects of the prudential requirements for crypto firms. These proposals are largely modelled on the requirements for investment firms and, if adopted, would, among other requirements, require authorized crypto asset firms to hold a required minimum amount of regulatory capital. In particular, any increase in capital or liquidity requirements under the proposed FCA regime could reduce available liquidity and constrain flexibility in Bitstamp’s operations. If adopted, these regulations could also limit our ability to obtain or maintain authorization, constrain operational flexibility, affect our ability to raise capital or result in penalties or sanctions.

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

Unfavorable media coverage and other events that harm our brand and reputation have in the past, and may in the future, adversely affect our revenue and the size, engagement, and loyalty of our customer base.

Our brand and our reputation are two of our most important assets. Our ability to attract, build trust with, engage, and retain existing and new customers might be adversely affected by events that harm our brand and reputation, such as public complaints and unfavorable media coverage about us, our platforms, and our customers, even if factually incorrect or based on isolated incidents.

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platforms have in the past and are likely in the future to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, have in the past, and may in the future diminish customer confidence in us and our products and services, which have in the past, and may in the future result in unfavorable media coverage or publicity.

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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as financial market volatility (such as we previously experienced during the COVID-19 pandemic or have experienced and may experience in the future due to trade policy shifts and the imposition or escalation of tariffs implemented by the U.S. and other countries or blocs, including China, Canada, and the EU, and those countries’ or blocs’ responses to such shifts and tariffs), economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and ongoing events in the Middle East, significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or Futures (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or Futures trading generally and changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly, and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. This competition is likely to increase further due to ongoing changes in U.S. immigration policies and enforcement practices, particularly given the foreign national employee population from which we and other companies hire for these positions, and is likely to present increased challenges to attracting, integrating or retaining qualified personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have, a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following our past restructurings, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

As part of our business strategy, we have made and might continue to make acquisitions of, or investments in, other compatible companies, products, technologies, or specialized employees. We also have entered into and might continue to enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive. Our ability to close these transactions has been and might in the future be subject to third-party approvals and customary closing conditions, such as governmental and other regulatory approvals, some of which are beyond our control, and may take longer than expected to be obtained, if at all. If pending transactions are not completed, we have in the past and could in the future be subject to losses from legal fees and other expenses as well as impairment charges.

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

Rothera, owned and operated as a joint venture with SIG, operates a futures and derivatives exchange and clearinghouse through its subsidiary, Rothera E&C. We do not wholly own or operationally control Rothera and its subsidiaries, and actions taken by Rothera and its subsidiaries could adversely affect our business, financial condition, results of operations, and reputation.

On November 19, 2025, Robinhood invested in Rothera, a joint venture established to operate an independent and institutional-grade futures and derivatives exchange and clearinghouse. On January 20, 2026, Rothera acquired 90% of the issued and outstanding equity of Rothera E&C, a CFTC-licensed DCM, DCO, and SEF to accelerate delivery of futures and derivative product offerings, including prediction markets.

Rothera is an independent entity with its own management team and employees responsible for the day-to-day operations of the joint venture. While Robinhood is entitled to designate a majority of the members of the board of directors of Rothera and one representative to serve on the board of directors of Rothera E&C, and expects to exercise governance control at Rothera’s board level and as otherwise set forth in Rothera’s governance documents, we will not have decision-making authority over all operational, strategic, or commercial decisions made by Rothera or any of its subsidiaries, and certain decisions may be subject to applicable regulatory requirements or require the consent of SIG and other holders of the equity of Rothera and its subsidiaries, any of whom may have economic or other business interests that are inconsistent with ours.

Although we do not own a majority of Rothera’s equity interests and Rothera’s day-to-day operations are conducted by its management team, we designate the majority of the members of its board of directors which exercises governance control over Rothera, and thus consolidate the financial results of

Rothera and its subsidiaries into our consolidated financial statements. As a result, any failure by Rothera or its subsidiaries to operate effectively, comply with applicable laws or regulations, maintain adequate internal controls, manage liquidity or capital requirements, or successfully execute their business strategy, could adversely affect our business, financial condition, results of operations, and reputation.

We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.

We currently only offer select services to the public outside the U.S. in certain jurisdictions, including brokerage and futures services in the U.K. through RHUK, crypto and brokerage services in the EU, through RHEU, and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. In addition, Bitstamp, which we acquired in June 2025 and expect to help accelerate our international growth, currently has entities operating internationally in the U.K., EU, Singapore, and the British Virgin Islands, and also offers services in other countries globally.

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

•compliance with anti-bribery and anti-corruption laws, such as the FCPA and equivalent AML and sanctions rules and requirements in local markets, by us, our employees, and our business partners;

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the U.S., the U.K., the EU, the United Arab Emirates, Singapore, the British Virgin Islands, and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of financial services, the securities and futures markets, investment advisory, investment companies, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency (including crypto-asset perpetuals), derivatives, trading in shares and fractional shares, fraud detection, consumer protection, AML, escheatment, sanctions regimes and export controls, data privacy, data protection, data security, as well as climate risk and environmental impact, including with respect to disclosure of GHG emissions and other metrics related to climate change.

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

We operate in highly regulated industries and, despite our efforts to comply with applicable legal requirements, like all companies in our industries, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. Furthermore, the U.S. Congress continues to consider potential legislation relating to digital assets and cryptocurrencies. For example, on July 17, 2025, the House of Representatives passed the CLARITY Act, which seeks to provide for a system of regulation of the offer and sale of digital assets by the SEC and CFTC and establish a provisional registration regime. The CLARITY Act is currently under consideration by the U.S. Senate, where the Senate Committee on Banking, Housing, and Urban Affairs released preliminary discussion drafts on July 22, 2025, September 5, 2025, and January 12, 2026, of its proposed “Digital Asset Market Clarity Act” that builds upon the CLARITY Act. On January 29, 2026, the Senate

Committee on Agriculture, Nutrition, and Forestry voted in favor of advancing its proposed “Digital Commodity Intermediaries Act,” which likewise builds upon the CLARITY Act. Additionally, on July 18, 2025, the President signed into law the GENIUS Act, which establishes a federal regulatory framework for “payment stablecoins” and their issuers, as well as contemplates scope for state-only regulation. If the CLARITY Act or any of the related bills discussed above are enacted, or as the GENIUS Act is implemented, we could be required to make significant operational changes and incur increased compliance costs. Our ability to offer certain products may also be impacted by actions taken by government regulators. Regulators have requested and, in the future, could request or require us to cease offering specific products or services. Such regulatory actions have led, and in the future could lead, to the suspension or termination of product offerings, which have resulted, and may in the future result in increased compliance costs, financial losses and negative publicity. For example, after the U.S. District Court for the District of Nevada denied our motion for a preliminary injunction on November 25, 2025, we agreed to cease offering new sports-related event contracts in Nevada as of December 1, 2025, and to take action to explore unwinding longer-duration open sports-related event contracts in Nevada. For additional information, refer to Note 15 - Commitments & Contingencies to our consolidated financial statements in this Annual Report.

Broker-Dealer, FCM, Investment Adviser, and Insurance Regulations

As broker-dealers, our U.S. based subsidiaries RHF, RHS, and TradePMR are subject to extensive regulation by federal and state regulators and SROs and are subject to laws and regulations covering all aspects of the securities industry. Similarly, our broker-dealer subsidiary in the U.K., RHUK, is subject to comprehensive regulation by the FCA, including the Consumer Duty which establishes standards requiring regulated firms to, among other things, deliver good outcomes for retail customers. This includes outcomes relating to products and services, price and value, consumer understanding, and consumer support. Our TradePMR insurance agency subsidiary is subject to regulation by state insurance regulators. Federal and state regulators (and, in the case of RHUK, the FCA), and SROs, including the SEC and FINRA, can, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation. Our subsidiary RHD, which is registered with the CFTC as a FCM, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Rothera E&C, a subsidiary of the Rothera joint venture, is also registered with the CFTC and operates as a regulated DCM, DCO and SEF and is similarly subject to extensive regulation. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. Our subsidiaries, RAM and RHV are registered as investment advisers with the SEC under the Advisers Act. The Advisers Act mandates a variety of requirements for RIAs, including fiduciary duties, record-keeping, operational protocols, and disclosure obligations. The Advisers Act grants regulatory bodies such as the SEC significant administrative authority to govern investment advisory firms. If the SEC or other government agencies determine that RAM or RHV have not complied with relevant laws or regulations, they can impose fines, suspend registrants and individual employees, or enact other sanctions, which may include revoking RAM’s and RHV’s registrations under the Advisers Act.

Money-Transmitter Regulation

As money transmitters, certain of our subsidiaries are subject to regulation, primarily at the state level. We are also subject to regulation by the Consumer Financial Protection Bureau (“CFPB”). We have obtained or are in the process of obtaining licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) at the federal level and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the movement of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we might rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators might use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain these licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products, and services, or prevent us from providing our products or services in a given market.

Certain Non-U.S. Regulations

As investment firms and crypto-asset service providers, our subsidiaries RHEU, Bitstamp Europe S.A., Bitstamp Financial Services Ltd., Bitstamp Asia Pte. Ltd., and Bitstamp UK Limited are subject to extensive regulation by regulators in Lithuania, Luxembourg, Slovenia, Singapore, and the U.K., respectively. Specifically, our subsidiaries, RHEU and Bitstamp Europe S.A., are licensed crypto asset service providers under MiCA, the provisions of which went into effect as of December 30, 2024. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto-asset service providers, including requirements related to governance, reserves, capital, asset safeguarding, segregation and security. In addition, our subsidiaries, RHEU and Bitstamp Financial Services Ltd., are licensed under MiFID to provide brokerage, multilateral trading facilities and/or investment advisory services. Compliance with MiFID imposes extensive regulatory requirements on our operations in the EU, including obligations related to client classification, product governance, transaction reporting, and best execution standards. As a result of holding both MiCA and MiFID licenses, we are subject to comprehensive regulation covering virtually all financial and crypto activities within the EU. This dual licensing framework subjects us to broad and evolving supervisory regimes governing traditional financial instruments, crypto-assets, client protections, disclosure obligations, and operational standards. As we continue to evaluate and align our licensing and supervisory frameworks in the EU, including assessing the optimal structure for our MiCA and MiFID entities, we will face periods of overlapping or evolving regulatory oversight, which could result in increased compliance costs, operational burdens, and extended approval timelines in connection with any changes.

Certain of our subsidiaries, including Bitstamp Asia Pte. Ltd. and Bitstamp UK Limited, are registered or regulated in a number of other foreign jurisdictions and subject to oversight by the applicable regulators, including the MAS and the FCA. These regulatory frameworks generally impose ongoing compliance requirements related to customer due diligence, AML, transaction monitoring, reporting and governance. Maintaining and renewing any of these licenses, qualifications and approvals could impose substantial costs, delay or preclude planned expansions of business activities, require significant and costly operational changes, impose restrictions, limitation or additional requirements on our business, products and services, or prevent us from providing our products or services in any given market. In addition, we could be subject to fines, enforcement actions and litigation if we are found to violate any of the requirements of such licenses, qualifications and approvals. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, qualifications and approvals in any jurisdictions.

We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the DOJ, SEC, FINRA, the CFTC and the NFA or other SROs or federal agencies such as OFAC, FinCEN, the FDIC or CFPB, state regulatory agencies, such as the MSD, the CAGO, the NYDFS, and international regulatory agencies, such as the U.K.’s FCA, Luxembourg’s Commission de Surveillance du Secteur Financier, Slovenia’s Agencija za trg vrednostnih papirjev, the MAS, and the Bank of Lithuania, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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

•In January 2024, we settled a matter with the MSD related to supervision of certain product features and marketing strategies, the service outages on our U.S. stock trading platform on March 2-3, 2020 and March 9, 2020 (the “March 2020 Outages”), and our options trading approval process, as well as the November 2021 Data Security Incident, under which we paid a $7.5 million fine and engaged an independent consultant to review, among other things, implementation of the FINRA independent consultant’s recommendations, policies and procedures regarding certain application features, and cybersecurity measures.

•In August 2024, we settled a matter with the CAGO related to, among other things, certain disclosures by RHC and delivery of customers’ cryptocurrency assets under California Corporations Code Sections 29520 and 29505 during the period January 2018 through April 2022. We paid a monetary penalty of $3.9 million.

•In January 2025, we settled multiple matters with the SEC (including investigations into Regulation SHO, the timeliness of our broker-dealers’ SAR filings, EBS submissions, various brokerage recordkeeping issues, the November 2021 Data Security Incident, and Regulation S-ID violations) in which RHF and RHS paid penalties totaling $45 million, and agreed to certain undertakings (together, the “January 2025 SEC Settlement”).

•In March 2025, we settled multiple matters with FINRA (including investigations into RHF’s historical practice of collaring market orders, CIP, use of certain social media influencers, delivery of certain regulatory required documents to customers, and origin code designations for professional customers; RHS’s supervision of its clearing system technology, improper rejection of certain ACATS requests, improper effectuation of trades in securities during trading halts, execution of trades during extraordinary market volatility at prices that were above or below specified price bands, and the maintenance and reporting of inaccurate or incomplete trade, order, and position data to FINRA, FINRA TRF, CAT, Central Repository, and the OCC; and both broker-dealers’ AML programs, registration of required personnel, and supervision of trading in associated persons’ brokerage accounts) (together, the “March 2025 FINRA Settlement”). RHF and RHS paid a penalty totaling $26 million, and agreed to pay restitution of approximately $3.76 million to customers plus interest and certain undertakings.

These and other proceedings, some of which are described in Note 15 - Commitments & Contingencies to our consolidated financial statements in this Annual Report, have in the past and might in the future relate to broker-dealer, derivatives, investment adviser, credit card, cryptocurrency, and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing and routing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, AML and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our licensing status, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters have in the past and might in the future subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing or being unable to obtain their regulatory licenses or losing their ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our other regulated subsidiaries or their officers or employees.

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

Various lawmakers, regulators and other public officials have previously made statements about our business and that of other broker-dealers signaling an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. For instance, the former SEC Chair previously indicated that he had instructed the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC, relating to, or had otherwise discussed the following, among other topics: PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; whether broker-dealers have appropriate tools to manage their liquidity and risk; conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others; the use of mobile app features such as rewards, bonuses, push notifications and other prompts and that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading, and whether expanded enforcement mechanisms are necessary; and digital engagement practices. Although the SEC, under the current administration, withdrew certain notices of proposed rulemaking that were issued under the former SEC Chair, if the SEC enacts similar rules in the future, whether in this current or future administration, such rules could impose additional regulatory requirements on our business and operations and could require us to make significant changes to our business model and practices. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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

For more information about the legal proceedings in which we are currently involved, see Note 15 - Commitments & Contingencies to our consolidated financial statements in this Annual Report.

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery, economic and trade sanctions, AML, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

We are required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to facilitate compliance with OFAC regulations. As part of our customer onboarding process, in accordance with the CIP rules under Section 326 of the USA Patriot Act, we screen all potential customers against OFAC watchlists and continue to screen all customers, vendors and employees daily against OFAC watchlists. Although our application includes features designed to block access to our services from sanctioned countries, if our services are accessed from a sanctioned country in violation of trade and economic sanctions, we could be subject to enforcement actions.

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

Although our operations are currently concentrated in the U.S., we have expanded our operations outside of the U.S. As we have started to expand internationally, we have become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, AML, and counter-terror financing. In order to comply with applicable laws, we have revised and expanded, and will continue to, revise and expand our compliance program, including the procedures we use to verify the identity of our customers and to conduct ongoing monitoring of our customers and their transactions on our systems, including payments to persons outside of the U.S. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations.

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

•In February 2025 after we began offering sports-related event contracts tied to the pro football championship, the CFTC formally requested that RHD “not permit customers to access” sports-

related event contracts “until staff can complete a review,” leading us to suspend the rollout of that product. After we began offering sports event contracts tied to the annual NCAA college basketball tournaments in March 2025 and provided the CFTC with certain information and documents, the CFTC indicated it lacked a “legal justification” to prevent us from offering access to those event contracts.

•In March 2025, the NJDGE issued a letter to RHM demanding that we, among other things, cease and desist from offering sports-related event contracts, which the NJDGE views as unlicensed sports wagering under state law. Other state regulators with authority over sports wagering, including in Ohio and Connecticut, have since sent RHM and/or RHD similar demand letters.

•On April 8, 2025, the U.S. District Court for the District of Nevada issued a preliminary injunction in KalshiEx, LLC v. Hendrick, et al. preventing the Nevada Gaming Commission and Nevada Gaming Control Board from enforcing Nevada state laws and pursuing civil or criminal liability against KalshiEx, LLC for offering sports-related event contracts because the Commodity Exchange Act (“CEA”) grants the CFTC exclusive jurisdiction over event contracts that are traded or executed on a designated contract market and the CFTC has impliedly approved the contracts. On November 25, 2025, the court dissolved KalshiEx’s preliminary injunction. KalshiEx has appealed the decision. On February 17, 2026, the Nevada Gaming Control Board filed a civil enforcement suit against KalshiEx seeking injunctive relief to enjoin KalshiEx from offering outcome-based event contracts. KalshiEx has removed the action to federal court. KalshiEx filed for similar injunctive relief in New Jersey, Maryland, Ohio, New York, Connecticut, and Tennessee. On April 28, 2025, the federal district court in the New Jersey lawsuit, KalshiEx LLC v. Flaherty, et al., issued a preliminary injunction against the New Jersey gaming regulators concluding that KalshiEx has demonstrated a likelihood of prevailing on its preemption arguments. The New Jersey gaming regulators have appealed this decision to the Third Circuit Court of Appeals, which heard oral argument in September 2025. The U.S. District Court for the District of Maryland denied KalshiEx’s motion for injunctive relief and KalshiEx has appealed this decision to the Fourth Circuit Court of Appeals. KalshiEx has also been sued by the Massachusetts Attorney General seeking to enforce Massachusetts state gaming laws. On January 20, 2026, the Massachusetts Superior Court granted Massachusetts’ motion for a preliminary injunction. The injunction was issued on February 6, 2026, and an appeal has been noticed. On February 17, 2026, the Massachusetts Appeals Court stayed the injunction pending appeal. In Tennessee, KalshiEx’s motion for a temporary restraining order was granted on January 12, 2026.

•On October 14, 2025, the U.S. District Court for the District of Nevada denied motions by North American Derivatives Exchange, Inc. (“Crypto.com”) for a judgment on the pleadings and a preliminary injunction because the Court found Crypto.com’s sports-related event contracts are not “swaps” falling within the CFTC’s exclusive jurisdiction. The district court found that Crypto.com was unlikely to prevail on its argument that the CFTC has exclusive jurisdiction over sports-related event contracts. Crypto.com has appealed the decision to the United States Court of Appeals for the Ninth Circuit.

•On January 16, 2026, the Nevada Gaming Control Board filed a civil enforcement action in Nevada state court against Blockratize, Inc. d/b/a Polymarket; QCX LLC d/b/a Polymarket US; and Adventure One QSS, Inc. d/b/a Polymarket (together "Polymarket") seeking injunctive relief to enjoin Polymarket from offering outcome-based event contracts. On January 29, 2026, the Nevada State Court issued a temporary restraining order against Polymarket. On February 5, 2026, Polymarket removed the case to the U.S. District Court for Nevada.

•On February 2, 2026, the Nevada Gaming Control Board filed a civil enforcement action in Nevada state court against Coinbase seeking injunctive relief to enjoin Coinbase from offering outcome-based event contracts. On February 4, 2026, Coinbase filed a complaint against Nevada in the U.S. District Court for the District of Nevada seeking to enjoin Nevada's civil enforcement action. On February 5, 2026, the Nevada state court issued a temporary restraining order against Coinbase. On February 7, 2026, the U.S. District Court for Nevada dismissed Coinbase's suit.

•On August 19, 2025, RHD filed suits in the U.S. District Court for the District of Nevada and the U.S. District Court for the District of New Jersey seeking injunctive relief similar to the relief sought by KalshiEx. On September 15, 2025, RHD filed suit in the U.S. District Court for the District of Massachusetts seeking similar injunctive relief. New Jersey has agreed to a preliminary injunction pending the outcome of its appeal to the Third Circuit in its litigation with KalshiEx. In Nevada, the court denied RHD’s motion for a preliminary injunction and RHD has appealed the decision to the United States Court of Appeals for the Ninth Circuit. Nevada has agreed to refrain from enforcing its state gaming laws during the pendency of the appeal, subject to certain conditions which included ceasing to offer new sports-related event contracts (absent an injunction pending appeal staying an enforcement action, which RHD has sought from the Ninth Circuit). In Massachusetts, the court initially dismissed RHD’s suit as unripe. RHD moved for reconsideration, and the court granted that motion. Pursuant to the court’s order, RHD filed an amended complaint on January 20, 2026 and renewed its motion for a preliminary injunction.

•We are also subject to and have been named as a defendant in lawsuits by private plaintiffs and certain Indian tribes alleging statutory and regulatory violations, including that our sports event contracts constitute illegal sports betting, and seeking, among other things, damages (including under “statute of Anne” laws providing for triple damages) and injunctive relief. In one of those cases, Blue Lake Rancheria v. Kalshi Inc., the U.S. District Court for the Northern District of California denied the plaintiff’s motion for a preliminary injunction prohibiting the trading and execution of sports-related event contracts on tribal lands, finding that the CEA confers exclusive jurisdiction over the regulation of such contracts to the CFTC. The plaintiff has appealed that ruling to the Ninth Circuit Court of Appeals, and briefing is ongoing.

The outcome of these cases or new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement in this space could immediately or subsequently prevent us from offering, or continuing to offer, some or all types of event contracts in the future, including in specific states. In particular, additional federal or state courts, including appellate courts, may conclude that state laws attempting to prevent the trading of CFTC-regulated sports-related event contracts are not preempted by the CEA, or that outcome based event contracts are not “swaps” or contracts in excluded commodities falling within the jurisdiction of the CFTC, which would likely require us to cease offering certain event contracts in one or more states (or across all jurisdictions in which we operate) and could lead to adverse litigation and regulatory actions against us for doing so. Any such decision(s) could also result in us becoming subject to various new state-specific regulations relating to or implicating other event contracts, which would further limit our ability to offer access to event contracts within such state(s). Changes in CFTC or other regulatory policy that seek to ban or more heavily regulate event contracts, particularly event contracts that we offer such as those related to sporting events, could also require us to cease offering event contracts or materially impact our ability to offer event contracts and we may be required to cease offering such contracts in one or more jurisdictions in which we operate either immediately or with minimal advanced notice to customers. The CFTC has previously proposed a rule amendment that, if adopted by the CFTC as proposed, would likely have prohibited us from offering sports and election event contracts (similar to the ones we offered in November 2024). While the CFTC withdrew this proposed rule amendment on February 4, 2026, it also announced that it intends to engage in further event contract rulemaking. In the future, the CFTC could also take broader and more expansive actions with respect to these or other event contracts without notice at any time. Further, the tax treatment of event contracts is unclear, and unfavorable interpretations of tax laws or regulations by foreign or U.S. federal or state tax authorities could result in income and other taxes being imposed on Robinhood, our counterparties and our customers. If our ability to offer event contracts (either entirely or in certain categories) in one or more jurisdictions in which we operate is threatened, the perception of our brand may suffer and we may be unable to retain customers, and we may incur significant costs to attempt to continue listing some or all such event contracts. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Attracting, Retaining, and Engaging Customers

We operate in highly competitive markets, and many of our competitors have greater resources than we do and may have products and services that are more appealing than ours to our current or potential customers.

The markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition principally comes from incumbent brokerages, established financial technology companies, venture-backed financial technology firms, banks, cryptocurrency exchanges, asset management firms, financial institutions, consumer financial service providers and technology platforms. The majority of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases, or stronger capital positions could adversely affect our results of operations and customer acquisition and retention. Our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases. For example, some of our competitors have quickly adopted, or are seeking to adopt, some of our key offerings and services, including commission-free trading, fractional share trading, no account minimums, and IRA match since their introduction on our platforms in order to compete with us. In addition, competitors might conduct extensive promotional activities, offer better terms or offer differentiating products and services that could attract our current and prospective customers and potentially result in intensified competition within our markets. We continue to experience aggressive price competition in our markets, and we might not be able to match the marketing efforts or prices of our competitors. In addition, our competitors might choose to forgo PFOF, which could create downward pressure on PFOF and make it more difficult for us to maintain our PFOF arrangements, which are a significant source of our revenue. We might also be subject to increased competition as our competitors enter into business combinations or partnerships, or established companies in other market segments expand to become competitive with our business.

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

•a broad decline in the equity or other financial markets, which could result in many of these investors feeling discouraged and exiting the markets altogether (as has occurred in connection with prior bear market cycles);

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

•customer resistance to and non-acceptance of cryptocurrencies; and

•customer dissatisfaction with the limited number of cryptocurrencies available on our platforms or with our ceasing support for cryptocurrencies on our RHC, RHEU, or Bitstamp platforms because they failed our regular listing committee review; and

•customer dissatisfaction with the RHC and Bitstamp USA, Inc. platforms removing certain cryptocurrencies because the SEC or a court has asserted or determined that the cryptocurrencies or similar cryptocurrencies are securities.

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

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platforms. Our systems and operations, including our cloud-based operations and disaster recovery operations, those of the third parties on which we rely to conduct certain key functions, and those of companies we have acquired or may seek to acquire in the future, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, vulnerabilities, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. For example, on October 20, 2025, Amazon Web Services (AWS) experienced a major disruption in its US-EAST-1 region due to a failure in an internal system. This affected certain of our operations, resulting in service instability and interruption. Further, we have in the past and might in the future be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platforms, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely has in the past contained and might in the future contain errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. Some such problems are inherently difficult to detect, and some such problems might only be discovered after code has been released for external or internal use. Media outlets have in the past and might in the future learn of our plans for features by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as AWS (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, Liquidity Providers, securities and cryptocurrency exchanges, facilitators of cryptocurrency staking services, alternative trading systems (such as BOATS with respect to Robinhood 24 Hour Market), exchange systems (such as ForecastEx, LLC and KalshiEx LLC, with respect to certain event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers (such as Wells Fargo Clearing Services, LLC for TradePMR customers), provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers have been and are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’

data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

We continue to incorporate AI technologies into some of our products and processes. These technologies may present business, compliance, and reputational risks.

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and software coding optimization, as well as to improve the customer experience in our newsfeed, and we have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes, or our efforts to expand our business. For example, the EU's AI Act, which became effective on August 1, 2024, governs the development, marketing and use of AI in the EU and could impose significant additional costs on us to comply or significant fines for failing to comply. In the U.S., a patchwork of emerging AI-related laws and regulations could also require us to modify our practices or increase compliance costs. For example, on December 11, 2025, the President issued an executive order to establish a national policy framework for AI intended to preempt state AI laws and regulations. Among other things, the executive order directs the Federal Communications Commission to initiate a proceeding to determine whether to adopt a federal reporting and disclosure standard for AI models, which could impose significant additional costs on us to comply or significant fines for failing to comply.

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

Cybersecurity attacks and other malicious internet-based activity continue to increase, and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets and have experienced negative publicity in connection with previous security incidents and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platforms or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security.

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

For example, in late October 2024, a cyberattack occurred on our Newsroom in which a cyber attacker gained access to our Newsroom website, control of which is subcontracted to a third party vendor, for a limited number of hours. The cyberattack did not result in any unauthorized access of customer information. In addition, in December 2024, a cyberattack occurred at Cyberhaven, a data protection company we utilize as a third-party vendor, creating the potential for attackers to steal sensitive data through a malicious version of a Google Chrome extension. Although we do not believe that this third-party vulnerability impacted us, the attack highlights the growing risk from cybersecurity threats against third-party service providers. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems has in the past and may in the future result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5 of the Federal Trade Commission Act and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), and other data protection regulations including but not limited to facing complexity in interpreting, applying, implementing and complying with such regulations. The regulatory framework for data privacy and security worldwide is also evolving and, as a result, interpretation, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal and international agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 15 - Commitments & Contingencies to our consolidated financial statements in this Annual Report) and may in the future be subject to investigations and examinations regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we received requests for information from regulatory authorities regarding, among other things, the adequacy of our information security measures, and as part of the January 2025 SEC Settlement, RHF and RHS paid penalties for violating Regulation S-P.

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

The SEC, FINRA, and various state regulators have stringent rules or proposed rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Act, which requires broker-dealers to maintain a reserve account to ensure customer securities are protected and accessible, even in cases of firm insolvency. Our failure to maintain the required net capital levels and protect customer assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. For example, in December 2024, the SEC adopted proposed amendments to Rule 15c3-3, which require certain broker-dealers, including RHS, by June 2026 to increase the frequency with which they perform computations of the net cash they owe to customers and other broker-dealers from weekly to daily. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.

Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our previous and continued expanded operations, evolving business, and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures for identifying, monitoring, and managing compliance risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

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

We are also exposed to credit risk in our dealings with the Liquidity Providers to which we route cryptocurrency orders. Unlike equities and option trades, cryptocurrency trades do not settle through any central clearinghouses but rather are conducted under bilateral agreements between us and each crypto Liquidity Provider (the risk of the Liquidity Provider’s default therefore falls upon us rather than being distributed among a clearinghouse’s members). The terms of these bilateral agreements vary, but spot transactions are generally aggregated and settled on a net basis once per business day (with the crypto deliveries occurring first and the net cash moving within 24 hours thereafter) and payment obligations are generally unsecured during the interval between delivery and payment. It is not uncommon for us to have an intra-day outstanding net receivable of $100 million that we are owed by any one cryptocurrency Liquidity Provider. Similarly, we routinely have unsecured PFOF receivables from equities and options Liquidity Providers, as well as credit risk from our on-exchange lending and post-trade settlement services. Any payment default by a Liquidity Provider could have adverse effects on our financial condition and results of operations. Our acquisition of Bitstamp has resulted in increased credit risk associated with certain Liquidity Providers, given that some of these firms are also customers of Bitstamp.

Additionally, RHD is obligated to establish and maintain an appropriate RITA, which is the amount of RHD’s own capital held in segregation in excess of the amount required to be segregated based on customer positions. RHD also maintains additional firm capital in segregation greater than the established RITA amount, (i.e., excess segregated funds). If the aggregate customer margin deficiency amount on any day exceeds the excess segregated funds amount to the point where RHD breaches its RITA, RHD would be in violation of CFTC rules and would potentially be subject to monetary penalties, sanctions, or other disciplinary actions for failing to maintain an appropriate RITA.

As a result of our acquisition of Bitstamp, we now provide additional cryptocurrency products and services to institutional customers both in parts of the U.S. and internationally, including products and services such as retail lending, on-exchange lending, off-exchange settlement, post-trade settlement, and perpetual futures exchange. These offerings to certain institutional clients expose us to risks we have not historically faced at scale, including credit risk.

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

Risks associated with providing investment advice and recommendations include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, and human error. The Advisers Act and its related rules and interpretations impose a fiduciary duty on our provision of investment advisory services to advisory clients. Other regulations, such as the SEC’s Regulation Best Interest and certain state broker-dealer regulations, impose heightened conduct standards and requirements on recommendations to retail investors. For example, the NASAA (an association of state securities administrators) has adopted amendments to the NASAA model rule regarding Dishonest or Unethical Business Practices of Broker-Dealers and Agents, which are intended to address Regulation Best Interest and other developments in the securities industry. In addition, the SEC and various states have considered or are considering potential regulations or have already adopted certain regulations that could impose additional standards of conduct or other obligations on us to the extent we provide investment advice or recommendations to our customers or use certain covered technologies while communicating with existing or prospective customers.

We also provide customers with a variety of educational materials in various jurisdictions, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investor Index. Additionally, Robinhood Gold Subscribers have access to Robinhood Cortex, which is an AI-powered investing assistant that enhances Robinhood product offerings with tailored insights and information through features such as Digests and customizable market scanners, and stock research reports prepared by our third-party collaborator, Morningstar, Inc. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice.

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

Our wholly-owned subsidiary, RHV, serves as the investment adviser to RVI, a closed-end investment company, which will subject us to additional burdens and risks and could subject us to potential liability.

RHV, an investment adviser registered with the SEC under the Advisers Act, serves as the investment adviser to RVI (the “Fund”). The Fund is a recently organized Delaware statutory trust registered under the 1940 Act, as an externally managed, non-diversified, closed-end investment company. RHV is responsible for making investment decisions for the Fund’s portfolio. RHV was formed in August 2025 and has limited investing history. RHV’s service as an investment adviser to the Fund will subject us to additional burdens risks and could subject us to potential liability, including but not limited to:

•We will become further subject to additional regulatory and compliance burdens. For example, the Fund is registered under the 1940 Act as an investment company. The Fund and its investment adviser, RHV, are subject to the 1940 Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and their respective affiliates and prohibit or severely restrict principal transactions and joint transactions.

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

•RHV provides certain investment advisory, management and administrative services to the Fund pursuant to an investment advisory agreement but its provision of those services to the Fund can be terminated without penalty as specified in the investment advisory agreement. In addition, if the investors in the Fund were to be dissatisfied with the investment performance or disagree with investment strategies employed by RHV, they may seek to cause the board of directors of the Fund to terminate its investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us.

•The timing and amount of management fees generated by the Fund are uncertain and depend on the success of the Fund’s initial public offering and the Fund’s investment performance.

•Shareholder activism involving closed-end funds has increased, including public campaigns to demand that a fund consider significant transactions such as a tender offer, merger or liquidation or seek other actions such as the termination of the fund’s investment management contract.

•Investments held by the Fund are illiquid, private investments and thus have no readily ascertainable market prices. The actual results related to any particular investment often vary materially. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in the Fund’s NAV do not necessarily reflect the prices that would actually be obtained by the Fund when such investments are realized and may contribute to a disconnect between NAV and the market price of the Fund’s shares, volatility in the Fund’s NAV or market price, negative investor perceptions of the Fund’s performance and reduced investor confidence in us or the Fund, which could in turn result in difficulty in raising additional funds, reputational harm, and increased risk of litigation or other claims against us, RHV, or the Fund.

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

We may be subject to regulatory actions, legal claims, and arbitration proceedings arising from the actions or omissions of RIAs to whom we provide custodial support. We provide investment advice to end clients through RAM and RHV, and although we do not provide such investment advice through TradePMR, disputes may nevertheless arise regarding account management, trade execution, or data integrity. Any such claims could result in costly litigation, adverse judgments, or settlements.

Our revenue from custodial relationships is largely dependent on assets under custody, cash balances, and the trading activity of advisory clients. Adverse market conditions, rising interest rate volatility, or shifts in client behavior may reduce trading volumes or asset levels, which could negatively impact our fee-based and spread income.

Our ability to retain and grow our RIA client base depends in part on our reputation for service quality, platform stability, and regulatory compliance. Negative publicity, including but not limited to negative publicity arising from operational failures, regulatory sanctions, or advisor misconduct, may harm our brand and result in the loss of key relationships or reduced advisor onboarding.

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

As we expand our cryptocurrency product and service offerings, the risks associated with failing to safeguard and manage cryptocurrencies we hold on behalf of our customers increase. Our success and the success of our offerings require significant public confidence in our ability to properly manage customers’ balances and handle large transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage the cryptocurrencies we hold on behalf of our customers and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions.

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. With the exception of Bitstamp (discussed below), Robinhood does not utilize third-party custodians for settled cryptocurrencies, but does integrate proprietary technology from a third-party industry-standard vendor into the systems Robinhood uses to support the custody, transfer and settlement operations of its wallets. As noted, Bitstamp does use third party custodians. Failures, problems or issues at these third party custodians could subject Bitstamp to various forms of risk and may have a significant impact on Bitstamp’s business and reputation, which, in turn, could harm Robinhood’s business and reputation more broadly.

In general, the overwhelming majority of cryptocurrency coins on our platforms are held in cold storage, though some coins are held in hot wallets to support day-to-day operations. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002. As part of this, we are required to establish and maintain adequate internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting (in accordance with guidance issued by the staffs of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred, and we currently expect to exclude Bitstamp, which we acquired in June 2025, from such assessment for 2025). The effectiveness of Robinhood’s internal control over financial reporting and our financial statements and related notes are audited by Ernst & Young LLP, our independent registered public accounting firm. Under blockchain protocol, in order to access or transfer cryptocurrency stored in a wallet, we need to use a private key. Robinhood maintains backup copies of private keys in multiple separate locations. Bitstamp safeguards its private keys internally and with custodians. We have several layers of cybersecurity defense in place to protect our omnibus wallets. However, to the extent any private keys are lost, destroyed, unable to be accessed by us, or otherwise compromised and all of their backups are lost, we will be unable to access the assets held in the related hot or cold wallet. Further, we cannot provide assurance that any or all of our wallets will not be hacked, exposed, or compromised such that cryptocurrencies are sent to one or more private addresses that we do not control, which could result in the loss of some or all of the cryptocurrencies that we hold in custody on behalf of customers. Any such losses could be significant, and we may not be able to obtain insurance coverage for some or all of those losses. Cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking, or other malicious activities, including targeted physical attacks. For example, in August 2021, hackers were able to momentarily take over the BSV network, allowing them to spend coins they did not have and prevent transactions from completing. Any exposure or loss of private keys relating to, or hack or other compromise of, the hot wallets or cold wallets we use to store our customers’ cryptocurrencies could result in total loss of customers’ cryptocurrencies (because customers’ cryptocurrency balances are not protected by the SIPC) or adversely affect our customers’ ability to sell their assets, and could result in our being required to reimburse customers for some or all of their losses, subjecting us to significant financial losses. Because many insurance carriers do not provide insurance coverage for crypto-related risks, comprehensive coverage for such events is not readily available on commercially reasonable terms. Our current coverage is limited and may not cover the extent of loss, nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our remaining assets. The total value of cryptocurrencies under our control on behalf of customers is significantly greater than the current total value of insurance coverage that would compensate us in the event of theft or other loss of such assets. Furthermore, the term of our current insurance policy expires in the third quarter of 2026, with our option to renew annually or for the carrier to terminate coverage with advance written notice. Any loss of our insurance coverage would impede our ability to mitigate any losses our customers might suffer if we are unable to access private keys. Additionally, any such security compromises or any business continuity issues affecting our cryptocurrency Liquidity Providers might affect the ability or willingness of our customers to trade or hold cryptocurrencies on our platforms, might result in litigation and regulatory enforcement actions, and could harm customer trust in us and our products generally.

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

The prices of most cryptocurrencies are based in part on market adoption and future expectations, which might or might not be realized. As a result of these and other factors, the prices of cryptocurrencies are highly speculative. The prices of cryptocurrencies have been subject to dramatic fluctuations

(including as a result of prior bear market cycles), which have impacted, and will continue to impact, our trading volumes and operating results and might adversely impact our growth strategy and business. Several factors could affect a cryptocurrency’s price, including, but not limited to:

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

While we have observed a positive trend in the total market capitalization of cryptocurrency assets over the long-term, driven by increased adoption of cryptocurrency trading by both retail and institutional investors as well as continued growth of various non-investing use cases, historical trends are not indicative of future adoption, and it is possible that the rate of adoption of cryptocurrencies might slow or decline, which would negatively impact our business, financial condition, and results of operations.

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

Although neither our board of directors nor management have to date identified any material gaps or weaknesses with respect to our existing risk management processes and policies in light of recent cryptocurrency market conditions, we remain subject to cryptocurrency market risks. If we are unable to effectively identify, prevent or mitigate such risks, the success of our business, our financial condition and results of our operations may be adversely affected. As part of our overall risk management processes, the ERM team maintains an enterprise wide risk management standard to ensure risks are evaluated in a clear and transparent manner and partners with various front-line risk teams and risk owners across Robinhood to foster consistent risk management practices across Robinhood. In particular, the ERM team provides governance over risk management practices and reports top risks to the Safety Committee, along with planned mitigants and monitoring procedures. The Safety Committee reviews management’s exercise of its responsibility to identify, assess, manage, monitor and mitigate material risks not specifically allocated to the board of directors or another of its committees. In addition to RHM-level processes, entity-level risk teams affiliated with our operating subsidiaries, including one at RHC, perform ongoing risk operations, including risk and control self-assessments and maintaining risk and control registers. As management identifies operational risks, the entity-level risk team tracks the risk drivers and planned mitigating measures and escalates such risks, as needed, to the ERM team.

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

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our RHC and Bitstamp US platforms, that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis, which may change and evolve over time based on changes in the cryptocurrency and its related ecosystem and on evolving legal and regulatory developments. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The analysis may become clearer depending on the outcome in certain cases currently pending in varying stages of litigation. The SEC Staff has indicated that the determination of whether or not a cryptocurrency is a security depends on the characteristics and use of that particular asset. The SEC, individual Commissioners and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC had not historically provided advance confirmation on the status of any particular cryptocurrency as a security, speeches by senior officials at the SEC have indicated that the SEC generally does not consider Bitcoin or Ether to be securities and Staff of the SEC’s Division of Corporation Finance published statements clarifying that the Division does not view the offers and sales of certain “stablecoins” and “meme coins” to constitute securities transactions. Moreover, SEC Staff have authored informal, non-binding “no-action” letters to the promoters of a handful of digital assets to the effect that the Staff would not recommend enforcement action to the SEC on the basis that transactions in such digital assets, as described to the Staff by their respective promoters, are securities transactions, including with respect to the issuance of tokens in connection with internet and energy decentralized physical infrastructure projects and a consumer finance rewards program. However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which recently published a consumer alert concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, recently enacted legislation provides guidelines for the regulation of stablecoins in the U.S., which may differ from the views set forth in the SEC Staff statement regarding stablecoins). With respect to all cryptocurrencies other than Bitcoin and Ether, there is less certainty about whether they would be viewed as securities under the applicable federal and state securities laws. However, on November 12, 2025, SEC Chairman Paul Atkins stated during a speech that it is his view that “most crypto tokens trading today are not themselves securities,” further specifying his view that, subject to certain qualifications, he does not believe certain “digital commodities,” “network tokens,” “digital collectibles,” or “digital tools” constitute securities and that he anticipates the Commission will consider establishing a clear token taxonomy in the coming months. However, such statement is not binding on the SEC or any court or other agency. Additionally, U.S. regulators have expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Additionally, the current presidential administration and control of Congress in the U.S. present considerable uncertainty as to cryptocurrency regulations and how regulators will apply the securities laws to cryptocurrencies and what changes Congress may enact with respect to cryptocurrencies. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our RHC or Bitstamp US platforms is a “security” under U.S. law.

For example, in June 2023, the SEC charged Binance and, separately, Coinbase with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, also alleging that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. In November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, March 2025, and May 2025, each of Coinbase, Kraken, and Binance, respectively, entered into a court-approved joint stipulation with the SEC to dismiss each of the SEC’s lawsuits against such parties with prejudice. Several other digital assets market participants, including us, have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. Also, in April 2025, the Office of the Deputy Attorney General issued a memorandum (the “April DOJ Memo”), setting out new enforcement priorities for digital asset-related investigations and prosecutions by the DOJ. The April DOJ Memo directed prosecutors not to “target virtual currency exchanges, mixing and tumbling services, and offline wallets for the acts of their end users or unwitting violations of regulations”. The April DOJ Memo explained that the DOJ will instead prioritize cases against individuals who cause financial harm to digital asset investors and consumers and/or use digital assets in furtherance of other criminal conduct. The decisions by regulators not to bring enforcement actions provides, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that then-Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force is focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources judiciously.” The SEC formed the Crypto Task Force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors. Since formation, the Crypto Task Force has accepted written submissions on various cryptocurrency-related topics from industry participants; hosted roundtables on topics relating to security status, trading, custody, tokenization, DeFi, and financial surveillance and privacy; and has held meetings with interested stakeholders. On July 31, 2025, SEC Chairman Paul Atkins announced the launch of “Project Crypto,” described as “a Commission-wide initiative to modernize the securities rules and regulations to enable America’s financial markets to move on-chain.” In connection with this initiative, Chairman Atkins indicated that he has asked the Crypto Task Force to work on developing proposals to implement recommendations in the July 30, 2025, President’s Working Group on Digital Asset Markets Report, as well as a potential innovation exemption. While these developments are positive, the Crypto Task Force’s work remains in the early stages, and no formal rulemaking or exemptions have been proposed or adopted to date. In addition, notwithstanding recent positive developments involving the SEC, DOJ, and other federal regulators, state regulators retain independent authority to enforce their own securities laws, which may differ from or be interpreted more expansively than federal law. As a result, a state regulator could determine that a particular digital asset, product, or service constitutes a security under state law, even if the SEC has elected not to pursue enforcement action, the SEC has provided informal guidance or assurances to the contrary, or the asset, product, or service is otherwise excluded from the definition of a security at the federal level. Moreover, private litigants may assert claims under federal or state securities laws based on similar theories, regardless of the positions taken by federal regulators.

From time to time, we also have received with respect to our RHC platform, and might in the future receive, SEC inquiries regarding specific cryptocurrencies supported on our RHC or Bitstamp US platforms and added features and since December 2022, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff asserted that they are considering whether, and may recommend that the SEC find that, certain cryptocurrencies supported by our RHC platform are securities, and in the second quarter of 2024, we received a “Wells Notice” stating that the SEC Staff made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. On February 21, 2025, the SEC Division of Enforcement closed the investigation, advising RHC in writing that it had concluded its investigation and did not intend to move forward with recommending an enforcement action.

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

In addition, in June 2025, we launched “Robinhood Stock Tokens” in certain jurisdictions in the EEA, which are designed to provide eligible customers in the EEA with exposure to certain U.S. exchange-listed stocks and ETPs. While we currently only offer Robinhood Stock Tokens in the EEA, because the assets underlying the tokens are certain U.S. stocks and ETPs, the SEC could assert jurisdiction over our Robinhood Stock Token offering and claim that transactions in our Robinhood Stock Tokens must be conducted in compliance with applicable federal laws and regulations. See “-Our introduction of Robinhood Stock Tokens in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks” for more information.

If the SEC, a state regulator or a private litigant alleges that staking services we offer in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act, the Exchange Act or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking activities and may be subject to monetary and other penalties.

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

Furthermore, the Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. On August 25, 2023, the Treasury Department and Internal Revenue Service released proposed regulations on the sale and exchange of digital assets by brokers. On June 28, 2024, final regulations were released that require information reporting by digital asset brokers on certain digital asset sales or exchanges that occur on or after January 1, 2025, and basis tracking for digital assets that are treated as “covered securities” if acquired on or after January 1, 2026. The implementation of these requirements, and any further legislative changes or related guidance from the Internal Revenue Service and the Treasury Department, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the OECD has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing rules for reporting crypto assets under the global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation of these requirements might significantly impact our operations and result in increased costs.

Our continued efforts to expand our business internationally also subject us to additional laws, regulations, or other government or regulatory scrutiny as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed” and “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect crypto-asset industry participants, the crypto-asset markets, and their users, particularly trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, the provisions of MiCA went into effect as of December 30, 2024, and the FCA announced new proposals for certain aspects of the prudential requirements for crypto firms. See “Risks Related to Our Business- We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations” for more information. Accordingly, in addition to the licenses RHEU and Bitstamp Financial Services Ltd. obtained under MiFID, RHEU and Bitstamp Europe S.A. have obtained licenses to operate as crypto asset service providers under MiCA. As noted above, monitoring and maintaining our compliance with the laws and regulations to which we are subject is complex and requires us to expend significant resources. In addition, any failure to comply with any applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business. In addition, new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, or require us to obtain additional or newly created registrations or licenses in the future and cause us to incur significant expense in order to ensure compliance. Additionally, under recommendations from FinCEN, and the Financial Action Task Force, the U.S. and several international jurisdictions in which RHEU or Bitstamp operate have imposed the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, and could also face penalties for technical violations or lose customers if it negatively impacts customer experience.

Our Crypto Transfers, crypto staking and lending, Robinhood Wallet, and Robinhood Connect features could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

In the U.S., we allow customers to deposit and withdraw cryptocurrencies to and from our RHC and Bitstamp platforms through our Crypto Transfers feature in the states in which RHC or Bitstamp operates. We also allow customers of RHEU to deposit and withdraw crypto to and from our RHEU platform. Bitstamp also allows its customers to deposit and withdraw crypto to and from the Bitstamp platform. Crypto Transfers are processed using Robinhood’s or Bitstamp’s general custodial infrastructure in which we hold some cryptocurrencies on behalf of customers; when transactions are completed, coins are allocated to and from individuals’ accounts in our customer records. Additionally, RHC U.S. customers have access to Robinhood Connect, allowing their customers to use their RHC accounts to buy and transfer crypto, and fund their self-custody wallets.

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

We also provide crypto staking services through our RHC, RHEU and Bitstamp platforms in which eligible customers of RHC, RHEU and Bitstamp are given the option to “stake” eligible crypto-assets. Staking allows customers to earn rewards by locking up the cryptocurrencies, subject to the network and cryptocurrency’s requirements and bonding periods, and so limits customers’ access to their funds during such time. Once a customer chooses to opt in to our staking services, we delegate the amount of crypto-assets identified by such customer for staking to a validator operated by either (i) RHC, RHEU or Bitstamp, as applicable, or (ii) a third-party service provider we engage in connection with such services. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our third-party service provider or any such smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or our third-party service provider are slashed by the underlying blockchain network, customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of the network token. If we experience a high volume of such staking requests from customers on an ongoing basis, we could incur significant costs.

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

We rely heavily on third-party banks, Liquidity Providers and cryptocurrency exchanges in connection with our provision of cryptocurrency products and services to our customers, with the exception of a cryptocurrency exchange operated by Bitstamp and acquired by Robinhood in June 2025. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platforms rely on direct settlements between us and our customers and direct settlements between us and our Liquidity Providers or cryptocurrency exchanges after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts, and we rely on the ability of Liquidity Providers and Bitstamp, where applicable, to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers, Liquidity Providers and cryptocurrency exchanges (as well as maintaining the minimum capital required by regulators). If we, third-party banks, Liquidity Providers, or cryptocurrency exchanges have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platforms, and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platforms, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by Liquidity Providers, our RHC customers’ orders for USDC, a stablecoin backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions, are fulfilled directly from Circle, the original issuer and main liquidity provider of USDC. If in the future we decide to offer other stablecoins, which are cryptocurrencies designed to minimize price volatility, we may also work directly with other liquidity partners to fulfill those orders. If we cannot maintain sufficient relationships with Circle or any other Liquidity Providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

In June 2025, we launched Robinhood Stock Tokens for eligible customers in certain EEA jurisdictions. These products are designed to provide economic exposure to the price performance of certain U.S. stocks issued by publicly-listed U.S. companies and certain U.S. ETPs, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks and ETPs. From time to time, we have offered, and may offer, token products that reference privately-held U.S. companies in connection with certain limited promotional initiatives in certain EEA jurisdictions (the “Private Company Stock Token Promotion”). Such tokens and Robinhood Stock Tokens do not represent, or entitle the holder to receive or convert into, actual securities of the referenced companies, and the value of the tokens is based on a defined reference price such as the market price of those securities or the price of those securities upon a liquidity event.

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

Regulatory approaches to tokenized real-world assets outside of the U.S. are similarly in the early stages and vary by jurisdiction. For example, in the EU, MiCA and MiFID operate as complementary regimes within the EU’s financial regulatory framework, with MiCA governing crypto-assets that do not qualify as financial instruments and MiFID continuing to apply to crypto-assets that meet the definition of financial instruments. Accordingly, the application of MiCA or MiFID depends on the characteristics of the specific tokenized real-world asset. In Singapore, the MAS has issued guidance stating that a crypto-

asset may constitute, among other things, a “share” where it confers or represents ownership interest in a corporation or a “securities-based derivatives contract” where the underlying asset is a share, debenture or unit in a business, which would require transactions in such crypto-assets to be conducted in compliance with applicable law and the applicable licenses.

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

We may also face contractual or legal challenges from the issuers of the referenced securities. Some companies, particularly private companies with transfer restrictions, may object to the creation of synthetic instruments such as tokens which reference the companies’ securities and are facilitated by Robinhood or one of its affiliates holding an interest in a SPV that holds the referenced securities or instruments representing a contingent interest in the referenced securities. In such cases, the issuer may assert that our interest in the SPV is invalid, void or otherwise unenforceable, or that we have violated or induced or assisted in the violation of, applicable transfer restrictions, which could result in a loss or impairment of the SPV’s rights to the underlying securities, which could in turn prevent us from effectively hedging our exposure to the associated tokens held by our customers. For example, OpenAI has publicly stated that OpenAI tokens issued in connection with the Private Company Stock Token Promotion are not OpenAI equity, that they did not partner with us and did not endorse the OpenAI tokens, and that any transfer of OpenAI equity requires OpenAI’s approval and OpenAI did not approve such transfer. Accordingly, Robinhood or our affiliates may be exposed to risks relating to litigation, reputational harm, or the need to suspend or revise affected offerings.

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

We offered a Spending Account (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users were opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. We began winding down the Spending Account product in 2025 by closing inactive, unfunded accounts. The product is expected to be fully wound down by the second quarter of 2026. We recently began (on an invite-only basis) offering external customers the Robinhood Banking product, which offers depository accounts and related banking services through our partner bank, Coastal Bank. Similar to the structure of the Spending Account program, we act as the service provider for Robinhood Banking to, among other things, facilitate communication between our users and Coastal Bank for which we receive compensation. Additionally, Robinhood branded credit cards are issued by Coastal Bank, a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. Our partner banks are members of the FDIC.

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

The highly automated nature of, and liquidity offered by, our spending and payments services to move money make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value Spending Account, Robinhood Cash Card, Robinhood Banking accounts (including the cash delivery feature, which allows customers in supported jurisdictions to order cash directly to their residences), and Robinhood Credit customers, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including Robinhood, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities with respect to our spending and payments services, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.

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

We have been, currently are, and might in the future be, subject to claims that we violated third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

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

From time to time, our competitors or other third parties have in the past claimed, currently claim, and might in the future claim, that we are infringing upon, misappropriating or otherwise violating their intellectual property rights. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, results of operations, cash flows or prospects. Any claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial costs or damages, obtain a license, which might not be available on commercially reasonable terms or at all, pay significant ongoing royalty payments, settlements or licensing fees, satisfy indemnification obligations, prevent us from offering our products or services or using certain technologies, force us to implement expensive and time-consuming work-arounds or re-designs, distract management from our business or impose other unfavorable terms.

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

Our determination of our tax liability is subject to review by applicable tax authorities. The determination of our tax liabilities requires significant judgment, and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is complex and uncertain. Although we believe our determinations are reasonable, the ultimate amount of our tax obligations owed might differ from the amounts recorded in our financial statements in the event of a review by applicable tax authorities and any such difference could have an adverse effect on our results of operations. Tax authorities might also disagree with certain positions we have taken or might take in the future, which could subject us to additional tax liabilities.

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

As of December 31, 2025, we have U.S. federal, state and non-U.S. NOLs available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For instance, for state income tax purposes, a California franchise tax law change limits the usability of California state NOLs to offset California taxable income in taxable years beginning on or after January 1, 2024 and before January 1, 2027. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, Total Platform Assets, Net Deposits, and Robinhood Gold Subscribers, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. Further, with our acquisition of TradePMR in February 2025, we are clearing through a third party for TradePMR related accounts and using data collected by that third party to compute certain metrics. So, for TradePMR-related accounts only, if the third-party systems and tools we use to track this data undercount or overcount performance or contain algorithmic or other technical errors, the relevant metrics we report that rely on such data might not be accurate. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Performance Metrics” for definitions of our key operational metrics.

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

Risks Related to Our Class A Common Stock

The trading price for our Class A common stock has been and might continue to be volatile, and you could lose all or part of your investment.

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

In addition, in the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Class action litigation has in the past and could in the future result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 31, 2025, our founders and their related entities hold approximately 12% of our outstanding common stock (and, as described below, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, such sales, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 12 - Common Stock and Stockholders’ Equity to our consolidated financial statements in this Annual Report) and for issuance under our ESPP. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant) or may be sold to satisfy applicable tax withholding requirements. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

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

On May 28, 2024, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock to return value to shareholders. In July 2024, Robinhood began to execute on the Repurchase Program and on April 30, 2025, we announced that the board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. As of December 31, 2025, Robinhood has made share repurchases of $910 million under the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management expects to complete the remainder of the authorization over the next roughly two years, with flexibility to accelerate if market conditions warrant. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our founders and Founder Affiliates together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Tenev, who is also our CEO, President and Chair of our board of directors, and Mr. Bhatt, who is a director, collectively with their related entities hold over 50% of the voting power of our outstanding capital stock. As a result, our founders have the ability to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Charter and our Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

In addition, our founders and Founder Affiliates have entered into the Founders’ Voting Agreement in which they have agreed, among other things, (i) to vote all of the shares of our common stock held by such founder or Founder Affiliate for the election of each founder to, and against the removal of each founder from, our board of directors, (ii) to vote together in the election of other directors generally, subject to deferring to the decision of the nominating and corporate governance committee in the event of any disagreement between the founders, (iii) effective upon a founder’s death or disability, to grant a voting proxy to the other founder with respect to shares of our common stock held by the deceased or disabled founder or over which he was entitled to vote (or direct the voting) immediately prior to his death or disability, and (iv) to grant each other rights of first offer in the event of proposed transfers that would otherwise cause Class B shares to convert into Class A shares under our Charter. The Founders’ Voting Agreement has the effect of concentrating voting power in our founders (or either one of them).

Further pursuant to the equity exchange right agreements entered into between us and each of our founders in connection with our IPO, each of our founders has Equity Exchange Rights. Any exercise by our founders of these Equity Exchange Rights will dilute the voting power of holders of our Class A common stock.

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

Our cybersecurity program is managed by the Company’s Security and Corporate Engineering organization, which is led by our CISO, who reports directly to the Chief Technology Officer. Our CISO has over twenty years of experience in the security industry and has held a variety of leadership positions in cybersecurity at Medicity, Aetna, and Google. Additionally, several of Robinhood’s subsidiaries, including RHC, RHF, and RHS, have a Chief Information Security Officer, who reports to the Company’s CISO, and an ROC that manages risks, including cybersecurity risks, specific to each entity’s business. Each of our Chief Information Security Officers has expertise in cybersecurity, industry and regulatory standards, risk management, and security operations. The Security organization elevates risks to the relevant ROCs where applicable. Our cybersecurity program is aligned with industry standards and best practices, such as the NIST CSF and NIST 800-53 R5 control framework, and we engage third-party consultants annually to conduct a NIST CSF maturity assessment of our cybersecurity program.
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
If a cybersecurity incident occurs, incident response procedures are in place to facilitate the appropriate reporting to the CISO, and business continuity plans are mobilized to minimize disruption to business operations. We have also implemented guidelines to outline communications responsibilities during incidents of all severity levels, including an escalation process for alerting senior management of high severity and material incidents.
If a significant cybersecurity incident occurs, we will conduct an assessment to determine if it is material to us. If a materiality assessment is required, the CISO will report such an incident to our MAC, which consists of the CFO, CLO, and CBO (in addition to the CISO) and notify the CEO. The MAC will then determine, without unreasonable delay, whether the incident is material to the Company. In making such determination, the MAC may consult with the CEO, other members of the Company’s management, and the Company’s outside professional advisors, in each case, as appropriate. The incident materiality determination will be made by considering all relevant quantitative and qualitative factors, including without limitation: the nature, size and scope of the incident; financial condition; results of operations; litigation or regulatory investigations/actions; the Company’s reputation, and customer and vendor relationships; and competitiveness.
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
ITEM 2. PROPERTIES
Our corporate headquarters are located in Menlo Park, California, where we currently have lease commitments for multiple facilities with various expiration dates through 2036. We otherwise lease office facilities throughout the United States and other countries around the world for engineering, sales, marketing, and operations, as well as general and administrative purposes.
We believe our facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 15 - Commitments & Contingencies to our consolidated financial statements in this Annual Report.
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
Holders of Record
As of February 11, 2026, there were 89 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 11, 2026, there were nine stockholders of record of our Class B common stock and zero stockholders of record of our Class C common stock.
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
Sales of Unregistered Securities
On February 26, 2025, the Company completed the acquisition of TradePMR. The acquisition date fair value of the consideration transferred for TradePMR was approximately $175 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of 2,049,711 unvested shares of the Company’s Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Refer to Note 3 - Business Combinations to our consolidated financial statements in this Annual Report for more information on this transaction.
Other than the above, from January 1, 2025 through December 31, 2025 the Company did not sell any shares of Class A common stock (or other equity securities of RHM) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
October 1, 2025 - October 31, 2025	69,694	$140.23	69,694	$680
November 1, 2025 - November 30, 2025	671,947	$117.28	671,947	$601
December 1, 2025 - December 31, 2025	89,988	$123.37	89,988	$590
Total	831,629	$119.86	831,629	$590
_______________
(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On May 28, 2024, we announced that the board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. On April 30, 2025, we announced that the board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. Refer to Note 12 - Common Stock and Stockholders’ Equity of our consolidated financial statements in this Annual Report for more information about the Repurchase Program.

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
Financial Results and Performance
With respect to the year ended December 31, 2025, as compared to the year ended December 31, 2024:
•total net revenues increased 52% to $4.47 billion compared to $2.95 billion;
•net income increased 33% to $1.88 billion compared to $1.41 billion;
•diluted EPS increased 31% to $2.05 compared to $1.56;

•total operating expenses increased 25% to $2.38 billion compared to $1.90 billion;
•Adjusted EBITDA (non-GAAP) increased 76% to $2.52 billion compared to $1.43 billion;
•Funded Customers increased by 1.8 million, 7%, to 27.0 million compared to 25.2 million and Investment Accounts increased by 2.2 million , 8%, to 28.4 million compared to 26.2 million;
•Total Platform Assets increased 67% to $322.1 billion(1) compared to $192.9 billion, driven by continued Net Deposits, acquired assets, and higher equity valuations;
•Net Deposits were $68.1 billion, which translates to a growth rate of 35% relative to Total Platform Assets at the end of the fourth quarter of 2024, compared to $50.5 billion, which translates to a growth rate of 49% relative to Total Platform Assets at the end of the fourth quarter of 2023;
•ARPU increased 40% to $171 compared to $122; and
•Robinhood Gold Subscribers increased 58% to 4.18 million compared to 2.64 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income (loss) to Adjusted EBITDA, please see “—Non-GAAP Financial Measures.”
(1) Subsequent to the release of our preliminary earnings results for the fourth quarter and full year 2025 on February 10, 2026, December 2025 Total Platform Assets were revised to reflect final crypto pricing data.
Recent Developments
Acquisition of MIAXdx
In November 2025, we established a joint venture, Rothera, in partnership with SIG, that acquired 90% of the issued and outstanding equity of MIAXdx in January 2026. Following closing, Rothera renamed MIAXdx to Rothera E&C.
Pending Business Acquisitions
On May 12, 2025, we entered into an agreement to acquire all outstanding equity of WonderFi, a Canadian leader in digital asset products and services, for C$0.36 per share, representing a total equity value of approximately $180 million. The pending acquisition is subject to customary closing conditions, including regulatory approvals.
In December 2025, we entered into agreements to acquire PT Buana Capital Sekuritas, an Indonesian brokerage, and PT Pedagang Aset Kripto, a licensed Indonesian digital financial asset trader. Both pending acquisitions are subject to customary closing conditions, including regulatory approvals.

Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Year Ended December 31,
	2024	2025
Funded Customers(1) (in millions)	25.2	27.0
Total Platform Assets (2) (in billions)	$192.9	$322.1
Net Deposits (in billions)	$50.5	$68.1
Growth Rate with respect to Net Deposits	49%	35%
ARPU (in dollars)	$122	$171
Robinhood Gold Subscribers (in millions)	2.64	4.18
_______________
(1) The following table describes the annual changes within Funded Customers:

	Year Ended December 31,
(in millions)	2024	2025
Beginning Funded Customers	23.4	25.2
New Funded Customers	2.2	2.5
Resurrected Customers	0.5	0.4
Acquired customers	—	0.6
Churned Customers	(0.9)	(1.7)
Ending Funded Customers	25.2	27.0
(2) The following table sets out the components of Total Platform Assets by type of asset:

	Year Ended December 31,
(in billions)	2024	2025
Equities	$130.6	$212.0
Cryptocurrencies	35.2	38.2
Options and futures	1.8	2.8
RIA assets	—	42.5
Cash held by Customers	33.3	43.4
Receivables from Customers (primarily margin balances)	(8.0)	(16.8)
Total Platform Assets	$192.9	$322.1

The following table describes the changes within Total Platform Assets:

	Year Ended December 31,
(in billions)	2024	2025
Beginning Total Platform Assets	$102.6	$192.9
Acquired assets	—	51.8
Net Deposits	50.5	68.1
Net market gains	39.8	9.3
Ending Total Platform Assets	$192.9	$322.1
Subsequent to the release of our preliminary earnings results for the fourth quarter and full year 2025 on February 10, 2026, December 2025 Total Platform Assets were revised to reflect final crypto pricing data.

Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income (loss), and other results under GAAP, we utilize non-GAAP calculations of Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss), excluding (i) interest expenses related to credit facilities, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) SBC, (v) significant legal and tax settlements and reserves, and (vi) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Year Ended December 31,
(in millions)	2024	2025
Net income	$1,411	$1,883
Add:
Interest expenses related to credit facilities	24	32
Provision for (benefit from) income taxes	(347)	225
Depreciation and amortization	77	86
EBITDA (non-GAAP)	1,165	2,226
Add:
SBC	304	305
Significant legal and tax settlements and reserves (1)	(40)	—
Unrealized gains in non-marketable equity securities (2)	—	(9)
Adjusted EBITDA (non-GAAP)	$1,429	$2,522
_______________
(1) For the year ended December 31, 2024, significant legal and tax settlements and reserves included a $55 million benefit due to a reversal of an accrual as part of a regulatory settlement.
(2) For the year ended December 31, 2025, unrealized gains in non-marketable equity securities primarily related to investments held by Robinhood Ventures Fund I.

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
We also earn transaction-based revenues from commissions. Acting as an agent, we facilitate purchases and sales of event contracts and futures on behalf of users. Commissions are recognized on a trade-date basis as this is when the performance obligation is satisfied.
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
Other Revenues
Other revenues primarily consists of Robinhood Gold subscription fees, proxy revenues, digital asset listing fees, selling concession revenues, advertising revenues, and ACATS fees charged to users for facilitating the transfer of part or all of assets in their accounts to another broker-dealer.
Robinhood Match Incentives
We offer a match incentive on customers’ eligible contributions to their retirement accounts and, from time to time, an incentive on other transfers of assets to our platform. All match incentives are recognized as a reduction to revenue when earned. The matches are allocated to certain revenue categories on a proportional basis.

Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of compensation and employee benefits, as well as allocated overhead for employees engaged in clearing and brokerage functions, market data expenses, expenses related to our instant withdrawals feature, and other brokerage and transaction costs such as costs related to our Cash Sweep and securities lending programs, customer statement-related costs, regulatory fees and fees paid to centralized clearinghouses. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platforms.
Technology and Development
Technology and development costs primarily consist of costs related to compensation and benefits, for engineering, data science, and design personnel, as well as allocated overhead, costs incurred to support and improve our platforms and develop new products, and costs associated with computer hardware and software, including amortization of internally developed software.
Operations
Operations costs consist of customer service related expenses, including compensation and employee benefits, as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors).
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
Marketing
Marketing costs primarily consist of paid marketing channels such as digital marketing and brand marketing, as well as compensation and employee benefits, and allocated overhead for employees engaged in the marketing function and other marketing costs such as costs related to our keynote events.
General and Administrative
General and administrative costs primarily consist of compensation and employee benefits, as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, other professional fees, as well as other general and administrative costs such as costs related to business insurance, and real estate charges including impairments on our operating leases and leasehold improvements, lease terminations, and settlements and penalties.

Results of Operations
The following table summarizes our consolidated statements of operations data:

(in millions)	Year Ended December 31,
	2024	2025
Revenues:
Transaction-based revenues	$1,647	$2,628
Net interest revenues	1,109	1,514
Other revenues	195	331
Total net revenues	2,951	4,473
Operating expenses(1):
Brokerage and transaction	164	211
Technology and development	818	897
Operations	112	130
Provision for credit losses	76	114
Marketing	272	399
General and administrative	455	628
Total operating expenses	1,897	2,379
Other income, net	10	14
Income before income taxes	1,064	2,108
Provision for (benefit from) income taxes	(347)	225
Net income	$1,411	$1,883
Net income (loss) attributable to non-controlling interest	—	—
Net income attributable to Robinhood	$1,411	$1,883
____________________
(1)Includes SBC expense as follows:

	Year Ended December 31,
(in millions)	2024	2025
Brokerage and transaction	9	10
Technology and development	192	159
Operations	7	6
Marketing	8	8
General and administrative	88	122
Total SBC expense	$304	$305

Comparison of the Years Ended December 31, 2025 and 2024
A discussion of our results for fiscal year 2024 compared to fiscal year 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Comparison of the Years Ended December 31, 2024 and 2023” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.

Revenues
Transaction-Based Revenues

	Year Ended December 31,			Year Ended December 31,
(in millions, except for percentages)	2024	2025	2024 to 2025 % Change	2024	2025
Transaction-based revenues				% of total net revenues
Options	$760	$1,123	48%	26%	25%
Cryptocurrencies	626	901	44%	21%	20%
Equities	177	302	71%	6%	7%
Other	84	302	260%	3%	7%
Total transaction-based revenues	$1,647	$2,628	60%	56%	59%
Transaction-based revenues increased by $981 million primarily driven by increases of $363 million in options, $275 million in cryptocurrencies, and $125 million in equities. In addition, other transaction-based revenues increased by $218 million primarily driven by increased user activities in Prediction Markets and instant withdrawals.
Options revenues increased primarily due to higher option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. In addition, options revenues increased due to a 12% increase in Options Contracts Traded per trader and a 16% increase in the number of users placing option trades. The increase was offset by a $55 million increase of match incentives paid to our customers.
Cryptocurrencies revenues increased primarily due to higher cryptocurrency rebate rates from crypto market makers and a 6% increase in the number of users placing cryptocurrency trades, partially offset by 9% decrease in the average Notional Trading Volume traded per trader. In addition, cryptocurrencies revenues benefited from our acquisition of Bitstamp. The increase was offset by an $18 million increase of certain incentives paid to our customers.
Equities revenues increased as a result of a 65% increase in the average Notional Trading Volume traded per trader and a 12% increase in the number of users placing equity trades. The increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The increase was offset by a $14 million increase of certain match incentives paid to our customers.

Net Interest Revenues

	Year Ended December 31,			Year Ended December 31,
(in millions, except for percentages)	2024	2025	2024 to 2025 % Change	2024	2025
Net interest revenues:				% of total net revenues
Margin interest	$319	$573	80%	11%	13%
Interest on segregated cash, cash equivalents, securities, and deposits	261	319	22%	9%	8%
Interest on corporate cash and investments	256	167	(35)%	9%	4%
Cash Sweep	179	229	28%	6%	5%
Securities lending, net	94	190	102%	3%	4%
Credit card, net	24	64	167%	1%	1%
Interest expenses related to credit facilities	(24)	(32)	33%	(1)%	(1)%
Other	—	4	NM	—%	—%
Total net interest revenues	$1,109	$1,514	37%	38%	34%
Net interest revenues increased by $405 million, primarily driven by growth in our interest-earning asset balances and securities lending activities. The increase was partially offset by a decrease in interest revenue on corporate cash and investments primarily driven by a lower short-term interest rate environment. We anticipate any potential future rate cuts by the Federal Reserve will negatively impact our net interest revenues and adversely affect our customers’ returns on cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annual yields:

(in millions, except for annual yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net(2)	Total interest-earning assets		Securities lending, net	Interest expenses related to credit facilities(5)	Other	Total net interest revenues
Year ended December 31, 2025
December 31, 2025	$16,823	$10,995	$32,786	$1,040	$61,644	—
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	11,431	12,226	30,912	631	55,200
Revenue (expense)	573	486	229	64	$1,352		$190	$(32)	$4	$1,514
Annual yield(4)	5.01%	3.98%	0.74%	10.14%	2.45%					2.74%
Year ended December 31, 2024
December 31, 2024	$7,909	$9,943	$26,064	$391	$44,307
December 31, 2023	3,458	10,107	16,352	205	30,122
Average(3)	5,082	10,252	21,352	261	36,947
Revenue (expense)	319	517	179	24	$1,039		$94	$(24)	$—	$1,109
Annual yield(4)	6.28%	5.04%	0.84%	9.20%	2.81%					3.00%
_______________
(1) Includes cash and cash equivalents, restricted cash, segregated cash, cash equivalents, securities under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue; ii) an on-balance sheet amount representing purchased credit card receivables by the Credit Card Funding Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Credit Card Funding Trust, with the difference in those amounts resulting in net interest revenues. As of December 31, 2025, the off-balance sheet amount funded under the Program Agreement was $200 million and the on-balance sheet amount was $840 million. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for more information.
(3) Average balance rows represent the simple average of month-end balances in a given period.
(4) Annual yield is calculated by dividing revenue for the given period by the applicable average asset balance.
(5) Includes interest expenses related to our revolving credit facilities; interest expense related to the Credit Card Funding Trust is included in the credit card, net interest yield calculation. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for more information.

Other Revenues

	Year Ended December 31,			Year Ended December 31,
(in millions, except for percentages)	2024	2025	2024 to 2025 % Change	2024	2025
Other revenues:				% of total net revenues
Gold subscription revenues	$109	$179	64%	4%	4%
Proxy revenues	60	63	5%	2%	1%
Other	26	89	242%	1%	2%
Total other revenues	$195	$331	70%	7%	7%
Other revenues increased by $136 million primarily driven by increased Gold subscription revenues of $70 million due to an increase in Gold Subscribers. Additionally, other revenues increased $63 million primarily driven by higher revenues from an increased number of digital assets listed, revenues derived from acquired business during the year, and increased IPO offerings.
Operating Expenses

(in millions, except for percentages)	2024	2025	2024 to 2025 % Change
Operating expenses:
Brokerage and transaction	$164	$211	29%
Technology and development	818	897	10%
Operations	112	130	16%
Provision for credit losses	76	114	50%
Marketing	272	399	47%
General and administrative	455	628	38%
Total operating expenses	$1,897	$2,379
Brokerage and Transaction

(in millions)	2024	2025	2024 to 2025 % Change
Employee compensation, benefits, and overhead	$45	$60	33%
Market data expenses	26	34	31%
Instant withdrawals	22	33	50%
Other	71	84	18%
Total	$164	$211	29%
Percent of total net revenues:	5%	5%
Brokerage and transaction costs increased by $47 million primarily driven by an increase of $15 million in employee compensation, benefits, and overhead due to increased average headcount to continue to support the growth and expansion of our brokerage business. Other brokerage and transaction costs increased $13 million primarily due to credit card network and processing fees driven by higher credit card transaction volume. Instant withdrawals expenses increased $11 million due to higher customer activities. Additionally, market data expenses increased $8 million primarily due to higher trading volumes.

Technology and Development

(in millions)	2024	2025	2024 to 2025 % Change
Employee compensation, benefits, and overhead	$479	$485	1%
Cloud infrastructure services	189	211	12%
Software and tools	123	156	27%
Other	27	45	67%
Total	$818	$897	10%
Percent of total net revenues:	28%	20%
Technology and development costs increased by $79 million primarily due to increases of $33 million in software and tools and $22 million in cloud infrastructure expenses primarily driven by acquisitions and the continued growth and expansion of our business. Additionally, other technology and development expenses increased $18 million primarily driven by investments to support acquisitions and product growth.

Operations

(in millions)	2024	2025	2024 to 2025 % Change
Employee compensation, benefits, and overhead	$79	$83	5%
Customer experience	18	23	28%
Other	15	24	60%
Total	$112	$130	16%
Percent of total net revenues:	4%	3%
Operations costs increased by $18 million primarily due to an increase of $9 million in other operations expense primarily related to costs associated with customer onboarding and account verification due to the growth of our customer base. Additionally, employee compensation, benefits, and overhead increased $4 million due to increased average headcount to support the expansion of our business.
Provision for credit losses

(in millions)	2024	2025	2024 to 2025 % Change
Provision for credit losses - credit card related	$55	$86	56%
Provision for credit losses - brokerage related	21	28	33%
Total	$76	$114	50%
Percent of total net revenues:	3%	3%
Provision for credit losses cost increased by $38 million primarily due to a $31 million increase in credit card related provision for credit losses mainly due to higher balances in purchased credit card receivables.

Marketing

(in millions)	2024	2025	2024 to 2025 % Change
Digital marketing	$119	$177	49%
Brand marketing	45	78	73%
Employee compensation, benefits, and overhead	41	50	22%
Other marketing	67	94	40%
Total	$272	$399	47%
Percent of total net revenues:	9%	9%
Marketing costs increased by $127 million primarily due to higher expenses in digital marketing of $58 million and brand marketing of $33 million as we increased our investments in paid marketing channels and other marketing initiatives to promote our brand, products, and services. Other marketing costs increased $27 million primarily related to our keynote events. Additionally, employee compensation, benefits, and overhead increased $9 million due to increased average headcount to support the expansion of our business.
General and Administrative

(in millions)	2024	2025	2024 to 2025 % Change
Employee compensation, benefits, and overhead	$323	$401	24%
Legal expenses	71	76	7%
Other professional fees	47	64	36%
Other	14	87	521%
Total	$455	$628	38%
Percent of total net revenues:	15%	14%
General and administrative costs increased by $173 million primarily due to an increase of $78 million in employee compensation, benefits, and overhead driven by increased average headcount, payroll taxes related to the vesting of Market-Based RSUs, and expenses recognized for shares granted in connection with acquisitions. In addition, other general and administrative expenses increased $73 million primarily due to a $55 million reversal of an accrual as part of a regulatory settlement in the prior year and an increase in expenses to support business expansion. Other professional fees increased $17 million primarily due to costs incurred in relation to business expansion.
Provision for (Benefit from) Income Taxes

(in millions)	2024	2025	2024 to 2025 % Change
Provision for (benefit from) income taxes	$(347)	$225	NM
Provision for income taxes increased by $572 million primarily due to the     benefits from the valuation release of the U.S. federal and certain state deferred tax assets in the fourth quarter of 2024 and the growth of the business.

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
Liquid Assets
As of December 31, 2025, we had cash and cash equivalents of $4.3 billion and stablecoin of $152 million.
Revolving Credit Facilities and Credit Card Funding Trust
As of December 31, 2025, we had committed revolving credit facilities with a total borrowing capacity of $3.775 billion and a borrowing capacity for our Credit Card Funding Trust of up to $950 million. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of December 31, 2025:

	Payments Due by Period
(in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Operating lease commitments(1)	$334	$35	$90	$83	$126
Purchase commitments(2)	512	398	110	4	—
Robinhood match incentives commitments(3)	39	39	—	—	—
Credit Card Funding Trust borrowing principal and interest	602	602	—	—	—
Total	$1,487	$1,074	$200	$87	$126
_______________
(1) Operating lease commitments include tenant improvement allowance incentives amortized over the lease terms from 2025 to 2026.

(2)Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These primarily relate to commitments for cloud infrastructure, data services, and business insurance.

(3)Robinhood match incentives commitments represent non-cancelable future match payments on eligible cash deposits made by Robinhood Gold Subscribers. The future match payments are forfeited if deposits are not held on the platform during the specific earning period.

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
Acquisitions
We seek potential acquisitions to leverage existing capabilities and further build out our business.
In May 2025, we entered into an agreement to acquire all outstanding equity of WonderFi for C$0.36 per share, representing a total equity value of approximately $180 million.
In November 2025, we established a joint venture, Rothera, in partnership with SIG, that acquired 90% of the issued and outstanding equity of MIAXdx in January 2026. Following closing, Rothera renamed MIAXdx to Rothera E&C.
In December 2025, we entered into agreements to acquire PT Buana Capital Sekuritas, an Indonesian brokerage, and PT Pedagang Aset Kripto, a licensed Indonesian digital financial asset trader.
Refer to Note 3 - Business Combinations to our consolidated financial statements in this Annual Report for more information on our acquisitions.
Repurchase Program
On May 28, 2024, we announced that our board of directors approved the Repurchase Program authorizing us to repurchase up to $1 billion of our outstanding Class A common stock to return value to shareholders. On April 30, 2025, we announced that our board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. For the year ended December 31, 2025, we had made share repurchases of $653 million under the Repurchase Program. Refer to Part II, Item 5 and Note 12 - Common Stock and Stockholders’ Equity to our consolidated financial statements in this Annual Report for more information about the Repurchase Program.
Regulatory Capital Requirements
Our broker-dealer subsidiaries (RHS, RHF, and TradePMR) are subject to the Net Capital Rule, administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. RHS and RHF compute net capital under the alternative method as permitted by the Net Capital Rule.
Our FCM subsidiary, RHD, is subject to CFTC Regulation 1.17, administered by the CFTC and the NFA, which requires the maintenance of minimum net capital, as defined by CFTC Regulation 1.17. Net capital and the related net capital requirements may fluctuate on a daily basis.

The table below summarizes the net capital, capital requirements and excess net capital of RHS, RHF, RHD, and TradePMR as of periods presented:

	December 31, 2025
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$3,532	$373	$3,159
RHF	210	0.25	210
RHD	180	10	170
TradePMR	13	0.25	13
As of December 31, 2025, these subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Year Ended December 31,
(in millions)	2024	2025	2024 to 2025 Change
Cash provided by (used in):
Operating activities	$(157)	$1,638	$1,795
Investing activities	(148)	141	289
Financing activities	(345)	(590)	(245)
Operating activities

(in millions)	2024 to 2025 Change
Changes to net cash provided by (used in) operating activities were primarily due to:
Increase in net income after adjusting for non-cash items	$1,073
Increase in securities borrowed due to increased customer activities	2,462
Increase in securities segregated under federal and other regulations	594
Increase in securities loaned due to continued growth of our securities lending program, as well as market conditions, variable lending and funding activities	247
Decrease in working capital primarily driven by the timing of collection of receivables from users and payment of current liabilities	(2,581)
$1,795

Investing activities

(in millions)	2024 to 2025 Change
Changes to net cash provided by (used in) investing activities were primarily due to:
Increase in cash, cash equivalents, and segregated cash acquired in business acquisitions	$1,068
Proceeds received from maturities of held-to-maturity investments offset by lower purchases in the current year	298
Increase in purchases of credit card receivables offset by collections during the year	(563)
Consideration transferred for business acquisitions and asset acquisitions	(265)
Purchases of non-marketable securities primarily related to Robinhood Ventures Fund I	(243)
Other	(6)
$289
Financing activities

(in millions)	2024 to 2025 Change
Changes to net cash used in financing activities were primarily due to:
Increase in repurchase of common stock under the Repurchase Program	$(396)
Increase in cash used for taxes related to net share settlement of equity awards	(193)
Increase in borrowings by the Credit Card Funding Trust to purchase credit card receivables	336
Other	8
$(245)

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results might differ significantly from these estimates under different assumptions, judgments, or conditions.

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
The amount of the allowance for credit losses represents management’s estimate of expected credit losses from off-balance sheet credit exposure over the remaining expected life of credit card receivables originated under an arrangement with Coastal Bank. Coastal Bank is the legal lender and originator, the party to which the customer has a credit-borrower relationship, and the legal owner of the credit card receivables. We are responsible to pay Coastal Bank customer balances that are ultimately charged off or deemed uncollectible, generally when balances become outstanding for over 180 days. Allowance for credit losses takes into account information from internal and external sources and market data, which is estimated based on outstanding customer credit card principal balances owned by Coastal Bank and anticipated future customer payment rates based on past portfolio performance, both of which are unobservable inputs. The measurement of this liability using this method approximates fair value. For additional information, refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report.
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
Share-based Compensation
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards is generally satisfied over six years. The performance-based conditions were satisfied upon the occurrence of an IPO. The market-based conditions are satisfied upon our achievement of specified share prices. As of December 31, 2024, SBC expense related to the Market-Based RSUs was fully recognized and as of December 31, 2025, all Market-Based RSUs were fully vested.
For market-based awards, we determined the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, and risk-free interest rates.
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

The impact to total net revenues, net income (loss), and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	December 31,
(in millions)	2024	2025
50 basis point	$94	$152
100 basis point	188	304
150 basis point	282	457

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that were considered held-to-maturity investments with average duration in the portfolio less than a year and the maximum maturity of two years. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Any losses would only be realized if we sold the investments prior to maturity.

We also have exposure to changes in interest rates related to our variable-rate credit facilities. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our consolidated financial statements in this Annual Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of December 31, 2024 and 2025, we had limited financial exposure associated with changes in interest rates as of such dates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Robinhood Markets, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Description of the Matter
Transaction-based revenues

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company recognized transaction-based revenues of $2,628 million for the year ended December 31, 2025, of which $2,326 million is comprised of revenues earned from routing user orders to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker. The Company’s transaction-based revenues from routing user orders are earned from various market makers, and involve several inputs from the Company’s information technology environment to calculate the revenue recognized.

Auditing transaction-based revenues from routing user orders was complex and involved significant audit effort to identify, test, and evaluate the inputs to record transaction-based revenues from routing user orders.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the revenue recognition process for transaction-based revenues from routing user orders. With the involvement of our information technology professionals, we identified and tested the relevant inputs from the information technology environment used to process and record transaction-based revenues earned from routing user orders and tested the relevant information technology general controls over the Company’s information technology environment.

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
San Francisco, California
February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Robinhood Markets, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Robinhood Markets, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Robinhood Markets, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TradePMR and Bitstamp, which are included in the 2025 consolidated financial statements of the Company. TradePMR constituted less than one percent of total assets as of December 31, 2025 and less than one percent of consolidated total net revenues for the year then ended. Bitstamp constituted four percent of total assets as of December 31, 2025 and one percent of consolidated total net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TradePMR and Bitstamp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 18, 2026

	December 31,
(in millions, except share and per share data)	2024	2025
Assets
Current assets:
Cash and cash equivalents	$4,332	$4,261
Cash, cash equivalents, and securities segregated under federal and other regulations	4,724	5,749
Receivables from brokers, dealers, and clearing organizations	471	426
Receivables from users, net	8,239	17,994
Securities borrowed	3,236	2,408
Deposits with clearing organizations	489	702
User-held fractional shares	2,530	3,782
Held-to-maturity investments	398	—
Deferred customer match incentives	100	185
Other current assets, including current prepaid expenses of $75 as of December 31, 2024 and $127 as of December 31, 2025	584	798
Total current assets	25,103	36,305
Property, software, and equipment, net	139	154
Goodwill	179	385
Intangible assets, net	38	168
Non-current deferred customer match incentives	195	428
Other non-current assets, including non-current prepaid expenses of $17 as of December 31, 2024 and $11 as of December 31, 2025	533	697
Total assets	$26,187	$38,137
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$397	$463
Payables to users	7,448	11,986
Securities loaned	7,463	11,626
Fractional shares repurchase obligation	2,530	3,782
Other current liabilities	266	914
Total current liabilities	18,104	28,771
Other non-current liabilities	111	215
Total liabilities	18,215	28,986
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2025.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 764,903,997 shares issued and outstanding as of December 31, 2024; 21,000,000,000 shares authorized, 790,331,696 shares issued and outstanding as of December 31, 2025.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 119,588,986 shares issued and outstanding as of December 31, 2024; 700,000,000 shares authorized, 110,996,736 shares issued and outstanding as of December 31, 2025.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2025.	—	—
Additional paid-in capital	12,008	11,284
Accumulated other comprehensive income (loss)	(1)	8
Accumulated deficit	(4,035)	(2,152)
Non-controlling interest	—	11
Total stockholders’ equity	7,972	9,151
Total liabilities and stockholders’ equity	$26,187	$38,137
See Accompanying Notes to the Consolidated Financial Statements.

	Year Ended December 31,
(in millions, except share and per share data)	2023	2024	2025
Revenues:
Transaction-based revenues	$785	$1,647	$2,628
Net interest revenues	929	1,109	1,514
Other revenues	151	195	331
Total net revenues	1,865	2,951	4,473

Operating expenses:
Brokerage and transaction	146	164	211
Technology and development	805	818	897
Operations	116	112	130
Provision for credit losses	43	76	114
Marketing	122	272	399
General and administrative	1,169	455	628
Total operating expenses	2,401	1,897	2,379

Other income, net	3	10	14
Income (loss) before income taxes	(533)	1,064	2,108
Provision for (benefit from) income taxes	8	(347)	225
Net income (loss)	$(541)	$1,411	$1,883
Net income (loss) attributable to non-controlling interest	—	—	—
Net income (loss) attributable to Robinhood	$(541)	$1,411	$1,883
Net income (loss) attributable to Robinhood common stockholders:
Basic	$(541)	$1,411	$1,883
Diluted	$(541)	$1,411	$1,883
Net income (loss) per share attributable to Robinhood common stockholders:
Basic	$(0.61)	$1.60	$2.12
Diluted	$(0.61)	$1.56	$2.05
Weighted-average shares used to compute net income (loss) per share attributable to Robinhood common stockholders:
Basic	890,857,659	881,113,156	888,504,958
Diluted	890,857,659	906,171,504	918,781,846
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
(in millions)	2023	2024	2025
Net income (loss)	$(541)	$1,411	$1,883
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	(1)	9
Net losses on hedging instruments:
Net loss on hedging instruments during the period	(4)	—	—
Reclassification adjustment for net losses included in net income	1	3	—
Net gain (loss) on hedging instruments	(3)	3	—
Total other comprehensive income (loss), net of tax	(3)	2	9
Total comprehensive income (loss)	$(544)	$1,413	$1,892
Total comprehensive income (loss) attributable to non-controlling interest	—	—	—
Total comprehensive income (loss) attributable to Robinhood	$(544)	$1,413	$1,892
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions)	2023	2024	2025
Operating activities:
Net income (loss)	$(541)	$1,411	$1,883
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71	77	86
Provision for credit losses	43	76	114
Deferred income taxes	—	(369)	181
Share-based compensation	871	304	305
Other	8	—	3
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	—	(397)	197
Receivables from brokers, dealers, and clearing organizations	(13)	(382)	62
Receivables from users, net	(298)	(4,592)	(9,106)
Securities borrowed	(1,085)	(1,634)	828
Deposits with clearing organizations	(152)	(151)	(213)
Current and non-current prepaid expenses	37	(25)	(28)
Current and non-current deferred customer match incentives	(30)	(265)	(318)
Other current and non-current assets	(18)	(415)	(152)
Accounts payable and accrued expenses	134	(35)	(18)
Payables to users	396	2,351	3,423
Securities loaned	1,713	3,916	4,163
Other current and non-current liabilities	45	(27)	228
Net cash provided by (used in) operating activities	1,181	(157)	1,638
Investing activities:
Purchases of property, software, and equipment	(2)	(13)	(15)
Capitalization of internally developed software	(19)	(37)	(39)
Consideration transferred for business acquisitions and asset acquisitions	(107)	(134)	(399)
Cash, cash equivalents, and segregated cash acquired in business acquisitions and asset acquisitions	14	125	1,193
Purchases of non-marketable securities	(1)	(1)	(244)
Purchases of held-to-maturity investments	(759)	(556)	—
Proceeds from maturities of held-to-maturity investments	282	658	400
Purchases of credit card receivables by Credit Card Funding Trust	—	(748)	(5,195)
Collections of purchased credit card receivables	—	556	4,440
Other	10	2	—
Net cash provided by (used in) investing activities	(582)	(148)	141
Financing activities:
Proceeds from exercise of stock options	5	18	16
Proceeds from issuance of common stock under the Employee Share Purchase Plan	14	16	22
Taxes paid related to net share settlement of equity awards	(12)	(244)	(437)
Repurchase of Class A common stock	(608)	(257)	(653)
Draws on credit facilities	20	22	4,752
Repayments on credit facilities	(20)	(22)	(4,752)
Borrowings by the Credit Card Funding Trust	—	132	468
Repayments on borrowings by the Credit Card Funding Trust	—	(1)	—
Change in principal collected from customers due to Coastal Bank	1	6	—
Payments of debt issuance costs	(10)	(15)	(17)
Contributions from noncontrolling interests	—	—	11
Net cash used in financing activities	(610)	(345)	(590)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)	9
Net increase (decrease) in cash, cash equivalents, segregated cash, and restricted cash	(11)	(651)	1,198
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	9,357	9,346	8,695
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$9,346	$8,695	$9,893

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Reconciliation of cash, cash equivalents, segregated cash, and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,835	$4,332	$4,261
Segregated cash and cash equivalents, end of the period	4,448	4,327	5,549
Restricted cash in other current assets, end of the period	46	18	66
Restricted cash in other non-current assets, end of the period	17	18	17
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$9,346	$8,695	$9,893
Supplemental disclosures:
Cash paid for interest	$12	$16	$31
Cash paid for income taxes, net of refund received	$9	$18	$95
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Common stock(1)		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2022	892,751,571	$—	$11,861	$—	$(4,905)	$6,956
Net loss	—	—	—	—	(541)	(541)
Issuance of common stock in connection with stock option exercises	2,449,169	—	5	—	—	5
Issuance of common stock in connection with Employee Share Purchase Plan	1,968,081	—	14	—	—	14
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	30,267,312	—	(12)	—	—	(12)
Repurchase and retirement of Class A common stock	(55,273,469)	—	(611)	—	—	(611)
Change in other comprehensive loss	—	—	—	(3)	—	(3)
Share-based compensation	—	—	888	—	—	888
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Common stock(1)		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2023	872,162,664	$—	$12,145	$(3)	$(5,446)	$6,696
Net income	—	—	—	—	1,411	1,411
Issuance of common stock in connection with stock option exercises	3,954,721	—	18	—	—	18
Issuance of common stock in connection with Employee Share Purchase Plan	2,275,623	—	16	—	—	16
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	15,999,321	—	(244)	—	—	(244)
Issuance of common stock in connection with warrants exercises, net of shares withheld	456,764	—	—	—	—	—
Repurchase and retirement of Class A common stock	(10,356,110)	—	(257)	—	—	(257)
Change in other comprehensive income	—	—	—	2	—	2
Share-based compensation	—	—	330	—	—	330
Balance as of December 31, 2024	884,492,983	$—	$12,008	$(1)	$(4,035)	$7,972
See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock(1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling Interest	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2024	884,492,983	$—	$12,008	$(1)	$(4,035)	$—	$7,972
Net income	—	—	—	—	1,883	—	1,883
Issuance of common stock in connection with stock option exercises	4,206,007	—	16	—	—	—	16
Issuance of common stock in connection with warrants exercises, net of shares withheld	2,816,093	—	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	765,702	—	22	—	—	—	22
Issuance of common stock in connection with business combination	2,049,711	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	19,016,398	—	(437)	—	—	—	(437)
Repurchase and retirement of Class A common stock	(12,018,462)	—	(653)	—	—	—	(653)
Change in other comprehensive income	—	—	—	9	—	—	9
Share-based compensation	—	—	328	—	—	—	328
Capital contributions from a partner	—	—	—	—	—	11	11
Balance as of December 31, 2025	901,328,432	$—	$11,284	$8	$(2,152)	$11	$9,151
_______________
(1)The share amounts listed above combine Class A common stock and Class B common stock.

See Accompanying Notes to the Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Robinhood was founded in 2013 and our mission is to democratize finance for all. Our platforms enable customers to buy, sell, and trade equities, options, event contracts, and futures, as well as buy, sell, and transfer cryptocurrencies. We are also responsible for the custody of user-held cryptocurrencies. In addition, we offer credit cards with certain rewards offerings, as well as a cash card and spending account that help our customers in investing, saving, and earning rewards.

We are continuously introducing new products and diversifying our services that further expand access to the financial system. In February 2025, we acquired TradePMR, a custodial and portfolio management platform for RIAs. In March 2025, we launched Robinhood Strategies, a digital investment advisory service that offers tailored, expert-managed, and goal-based portfolios directly within our mobile platform, featuring low and capped fees. In June 2025, we acquired Bitstamp, a globally-scaled cryptocurrency exchange with institutional and retail customers. In September 2025, we launched Robinhood Ventures Fund I, a closed-end fund that aims to offer retail investors exposure to private companies at the frontiers of their respective industries.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of RHM and its wholly-owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The impact of these reclassifications is immaterial to the presentation of the consolidated financial statements taken as a whole and had no impact on previously reported total assets, total liabilities and net income (loss).
Principles of Consolidation
We consolidate entities in which we have a controlling financial interest. We first evaluate whether the entity is a voting interest entity or a VIE. We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. We continuously monitor if any changes in the interest or relationship with the entity may impact the determination of whether we are still the primary beneficiary and require us to revise our previous conclusion. We consolidate a voting interest entity if we can exert control over the financial and operating policies of an investee. Other parties’ equity investment are reported as non-controlling interest. In November 2025, we established a joint venture, Rothera, in partnership with SIG. We will consolidate the financial results into our consolidated financial statements due to our ability to exert control over the financial and operating policies of the joint venture.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial

ROBINHOOD MARKETS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
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
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Our CODM is our CEO and President, Vladimir Tenev. We operate and report financial information in one operating segment. This is because our CODM utilizes consolidated net income (loss) and company-wide key performance metrics (as defined in Part II, Item 7 of this Annual Report, “Key Performance Metrics”) to allocate resources and determine performance. The measure of segment assets is not regularly presented to the CODM. Consolidated net income (loss) is also used by the CODM to monitor budgeted versus actual results. The monitoring of budgeted versus actual results is used by the CODM to assess performance of the business and in establishing company-wide’s objectives and key results. Substantially all of our revenues and assets are attributed to or located in the United States. Significant segment expenses required to be disclosed as part of the segment disclosure of a single segment entity under ASC 280 are presented throughout the consolidated financial statements including the consolidated statements of operations, consolidated statements of cash flows, and Note 5 - Revenues.
We are organized in a GM structure under which GMs have broad responsibility for our individual businesses. We have processes that enable us to produce sufficiently precise and timely business level financial information. GM level financial information is not currently shared with and used by the CODM to allocate resources and determine performance, and there are no plans to do so in the near future.
Revenue Recognition
Transaction-Based Revenues
We primarily earn transaction-based revenues from routing user orders for options, cryptocurrencies, and equities to market makers when the performance obligation is satisfied, which is at the point in time when a routed order is executed by the market maker.
Acting as the agent of the user, we facilitate the purchase and sale of options, cryptocurrencies, and equities through our platforms. Options, cryptocurrencies, and equities transactions are primarily routed through market makers, who are responsible for trade execution. Upon execution of a trade, users are legally required to purchase options, cryptocurrencies, or equities for cash from the transaction counterparty or to sell options, cryptocurrencies, or equities for cash to the transaction counterparty, depending on the transaction. We facilitate and confirm trades only when there are binding, matched legal obligations from the user and the market maker on both sides of the trade.
The transaction price for options is on a per contract basis, while for equities it is primarily based on the bid-ask spread of the underlying trading activity. For cryptocurrencies, the transaction price is a fixed

ROBINHOOD MARKETS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
percentage of the notional order value. For each trade type, all market makers pay the same transaction price. Payments are collected monthly in arrears from each market maker.
We also earn transaction-based revenues from commissions. Acting as an agent, we facilitate purchases and sales of event contracts and futures on behalf of users. Commissions are recognized on a trade-date basis as this is when the performance obligation is satisfied.
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
Other Revenues
Other revenues primarily consist of Robinhood Gold subscription fees, which is a flat recurring rate. Subscription revenue is recognized ratably over the subscription period as the performance obligation is satisfied. Other revenues also consist of proxy revenues, selling concession revenues, advertising revenues and ACATS fees charged to users. We earn proxy revenue directly from issuers through Say Technologies, a wholly-owned subsidiary. Proxy services are made up of two performance obligations, (i) distribution of proxy materials to shareholders and (ii) collection, tallying, and reporting of shareholder response during a voting event. Revenue is recognized at a point in time upon satisfaction of these performance obligations.
Selling concession revenue, generated from IPO activities, is recognized at a point in time when our performance obligation related to the distribution activity is satisfied. Advertising revenue, generated from sales of advertising services on Sherwood Media is recognized as advertisements are delivered. ACATS fees are charged to users for facilitating the transfer of part or all of their accounts to another broker-dealer. We recognize revenue when our performance obligation of administering the transfer is satisfied.
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

All match incentives are recognized as a reduction to revenue when earned. The matches are allocated to certain revenue categories on a proportional basis. For the years ended December 31, 2024, and 2025, no impairments of the deferred customer match incentive were recognized.

Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers and exchanges in excess of 10% of total net revenues, as follows:

	Year Ended December 31,
	2023	2024	2025
Market makers:
Citadel Securities, LLC	12%	12%	13%
Wintermute Trading Ltd	2%	10%	6%
All others individually less than 10%	26%	34%	36%
Total as percentage of total net revenues	40%	56%	55%

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
Operating Expenses
Brokerage and Transaction
Brokerage and transaction costs primarily consist of compensation and employee benefits, as well as allocated overhead for employees engaged in clearing and brokerage functions, market data expenses, expenses related to our instant withdrawals feature, and other brokerage and transaction costs such as costs related to our Cash Sweep and securities lending programs, customer statement-related costs, regulatory fees and fees paid to centralized clearinghouses. A large portion of our brokerage and transaction costs are variable and tied to trading and transaction volumes on our platforms.
Technology and Development
Technology and development costs primarily consist of costs related to compensation and benefits, for engineering, data science, and design personnel, as well as allocated overhead, costs incurred to support and improve our platforms and develop new products, and costs associated with computer hardware and software, including amortization of internally developed software.

Operations
Operations costs consist of customer service related expenses, including compensation and employee benefits, as well as allocated overhead for employees engaged in customer support, and costs incurred to support and improve customer experience (such as third-party customer service vendors).
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
Marketing
Marketing costs primarily consist of paid marketing channels such as digital marketing and brand marketing, as well as compensation and employee benefits, and allocated overhead for employees engaged in the marketing function and other marketing costs such as costs related to our keynote events. Advertising costs are expensed as incurred and were $74 million, $179 million, and $274 million in the years ended December 31, 2023, 2024, and 2025.
General and Administrative
General and administrative costs primarily consist of compensation and employee benefits, as well as allocated overhead for certain executives and employees engaged in legal, finance, human resources, risk, and compliance. General and administrative costs also include legal expenses, other professional fees, as well as other general and administrative costs such as costs related to business insurance, and real estate charges including impairments on our operating leases and leasehold improvements, lease terminations, and settlements and penalties. For the year ended December 31, 2023, general and administrative costs included a $485 million SBC charge related to the 2021 Founders Award Cancellation.
Employee Retirement Benefits
We offer a defined contribution 401(k) plan to full-time employees. Employees may elect to contribute to a traditional 401(k) plan, which qualifies as a deferred compensation arrangement under Section 401 of the Code. In this case, participating employees defer a portion of their pre-tax earnings. Employees may also contribute to a Roth 401(k) plan using post-tax dollars. We match employee contributions up to 3%, and have incurred $12 million, $12 million, and $17 million of expense related to matching for the years ended December 31, 2023, 2024, and 2025.
Research and Development Costs
Research and development costs described in ASC 730, Research and Development, are expensed as incurred. Our research and development costs consist primarily of employee compensation and benefits for our engineering and research teams, including SBC. Research and development costs recorded in operating expenses under ASC 730 were $349 million, $323 million, and $355 million for the years ended December 31, 2023, 2024, and 2025.

Share-based Compensation
Common Stock Fair Value
The fair value of our common stock is determined on the grant date using the closing price of our common stock, which is traded on the Nasdaq Global Select Market.
Stock Options
We have granted stock options and we estimate the fair value of stock options granted to employees using the Black-Scholes option-pricing model. The fair value of stock options is recognized as compensation on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur. No options were granted during 2023, 2024, and 2025.
Time-Based RSUs
We have granted Time-Based RSUs and record SBC expense on a straight-line basis over the requisite service period, which is generally satisfied over one, two or four years. We have elected to account for forfeitures as they occur, with previously recognized SBC reversed in the period that the awards are forfeited.
Market-Based RSUs
We have granted RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions. The time-based service condition for these awards is generally satisfied over six years. The performance-based conditions were satisfied upon the occurrence of an IPO. The market-based conditions are satisfied upon our achievement of specified share prices. As of December 31, 2024, SBC expense related to the Market-Based RSUs was fully recognized and as of December 31, 2025, all Market-Based RSUs were fully vested.
For market-based awards, we determined the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, and risk-free interest rates.
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
SBC Expense
SBC expense is part of employee compensation, benefits, and overhead in each of the expense financial statement line items in the consolidated statements of operations except for provision for credit losses.
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

Basic earnings per share is computed by dividing net income (loss) available to our common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. The computation of the diluted earnings per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock.
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
Restricted Cash
We are required to maintain restricted cash deposits to back letters of credit for certain property leases. We have no ability to draw on such funds as long as they remain restricted under the applicable agreements. Restricted cash also includes customers’ credit card payments that we collect on behalf of other financial institutions that are pending remittance. Cash subject to restrictions that expire within one year is included in other current assets in our consolidated balance sheets. For the years ended December 31, 2024 and 2025, current restricted cash balances included in other current assets in our consolidated balance sheets were $18 million and $66 million. Cash subject to restrictions that exceed one year is included in other non-current assets in our consolidated balance sheets. For the years ended December 31, 2024 and 2025, non-current restricted cash balances were $18 million and $17 million.
Securities Borrowing and Lending
We operate a securities lending program under which shares that users have pledged to us to collateralize their margin borrowing are lent by us to third parties and a Fully-Paid Securities Lending program under which we borrow fully-paid shares from participating users and lend them to third parties. We also borrow securities from third parties for operational purposes or to facilitate user short sales, and we lend securities to third parties and users that we hold for our own account (such as our holdings to support fractional share and user short sales operations).
When we lend securities to third parties and users, the borrower provides cash as collateral. We earn interest revenue on cash collateral deposited by borrowers, and we can also earn additional revenue for lending certain securities based on demand for those securities. For our Fully-Paid Securities Lending, portions of such revenues are paid to participating users, and those payments are recorded as interest expense.
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
Our authorization from users to lend shares that collateralize their margin borrowing is found in our margin account agreement, our borrowing of fully-paid shares from users is conducted under the terms of our Fully-Paid Securities Lending program to which users consent when they enroll in that program, and substantially all of our securities lending and borrowing transactions with third parties are conducted under terms based on an industry-standard MSLA, which has an open contractual term and may be terminated upon notice by either party. We have also entered into fixed-term securities lending agreements with two financial institution counterparties (the “Fixed-Term Securities Lending Agreements”). One of these agreements has a contractual term of 30 days per lending transaction with a daily minimum commitment of $25 million and the other has a contractual term of 21 days per lending transaction with a daily minimum commitment of $35 million. Under these two agreements we lend to the counterparties (for a fixed term) securities that collateralize users’ margin borrowing, and we obtain cash collateral from the counterparties that we use to provide liquidity support for our margin lending to users.
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
Cryptocurrencies
We act as an agent in the cryptocurrency transactions that users initiate on our platforms. We have determined we are an agent, for accounting purposes, because we do not control the cryptocurrency before delivery to the user, we are not primarily responsible for the delivery of cryptocurrency to our users, we are not exposed to risks arising from fluctuations of the market price of cryptocurrency before delivery to the user, and we do not set the prices charged to users. After purchasing cryptocurrency on the platform, users are the legal owners of cryptocurrency held under custody by us and users have all the rights and benefits of ownership, including the rights to appreciation and depreciation of the cryptocurrency. We do not allow users to purchase cryptocurrency on margin and cryptocurrency does not serve as collateral for margin loans. As a result, user-held cryptocurrencies are not presented on our consolidated balance sheets. We hold cryptocurrency in custody for users in one or more omnibus cryptocurrency wallets. With the exception of Bitstamp, we do not utilize third-party custodians for settled cryptocurrencies. We hold cryptographic key information and maintain internal record keeping for the cryptocurrencies we hold in custody for users, and we are obligated to secure such assets from loss or theft. Based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, and, although we have not obtained a formal legal opinion on this matter, after consultation with internal and external legal counsel, we believe the cryptocurrency we hold in custody for users of our platforms should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. For additional information relating to platform bankruptcy generally, see Part I, Item 1A of this Annual Report, “Risk Factors—Risks Related to Cryptocurrency Products and Services—Cryptocurrency laws, regulations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platform.”

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
Receivables from users, net also consists of credit card receivables purchased from Coastal Bank. From time to time, purchased credit card receivables may be considered pledged under secured borrowings with Coastal Bank. As of December 31, 2024 and 2025, none of the balance of the purchased credit card receivables was considered pledged. We record an allowance for credit losses related to purchased credit card principal balances receivable and credit card interest receivable from customers, shown as a reduction of receivables from users, net on the consolidated balance sheet. This represents management’s estimate of expected credit losses from credit exposure over the remaining expected life of credit card receivables, and takes into account information from internal and external sources, including historical collection data, charge off trends by FICO cohort, and market data. We write-off balances outstanding over 180 days or when we otherwise deem the balance to be uncollectible. The accrual of interest revenue is suspended for aged credit card receivables past 90 days. Interest payments on such non-accrual receivables are recorded as interest revenue on a cash basis. Once the balance is satisfied and brought current, the receivable returns to accrual status.
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

Other Current Assets
Other current assets include stablecoin assets owned by us that are considered financial assets, restricted cash subject to restrictions that expire within one year, other receivables, deferred costs of Robinhood Match Incentive Program (defined below), interest and dividends receivable, and securities owned by us used for the fractional share program.
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
Non-Marketable Equity Securities
We hold two categories of non-marketable equity securities: (i) corporate-held non-marketable equity securities and (ii) Robinhood Ventures Fund I held non-marketable equity investments.
Corporate-held non-marketable equity securities do not have readily determinable fair values and are initially recorded at cost and are subsequently adjusted for impairments and for observable price changes in orderly transactions for the same or a similar security of the same issuer. These securities are included in other non-current assets on the consolidated balance sheets. The related balances were not material for the periods presented.
Robinhood Ventures Fund I held non-marketable equity investments are measured at estimated fair value upon initial recognition and are subsequently remeasured at fair value as of each reporting date. These investments are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs in determining fair value. These securities are included in other non-current assets on the consolidated balance sheets.
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
The acquisition date fair value of the consideration transferred for TradePMR was approximately $175 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of 2,049,711 unvested shares of the Company’s Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. These shares are not part of the equity incentive plans described in Note 12 - Common Stock and Stockholders’ Equity.
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

(in millions)	Fair Value
Cash and cash equivalents	$25
Receivable from users, net	5
Prepaid expenses	1
Other current assets	9
Other non-current assets	3
Goodwill	111
Intangible assets	81
Accounts payable and accrued expenses	(1)
Other current liabilities	(21)
Other non-current liabilities	(38)
Net assets acquired	$175
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Customer relationships	$49	13
Developed technology	31	5
Trade names	1	4
Total	$81
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
Acquisition of Bitstamp
On June 2, 2025, we acquired all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with retail and institutional customers. This acquisition of Bitstamp accelerates our expansion worldwide, including across the EU, the U.K., and Asia. The acquisition date fair value of the consideration transferred for Bitstamp was approximately $224 million following customary purchase price adjustments and was entirely paid in cash.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Developed technology	$39	6
Licenses	21	N/A
Customer relationships	5	18
Other	4	N/A
Trade names	1	2
Total	$70
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

Acquisition of MIAXdx
In November 2025, we established a joint venture, Rothera, in partnership with SIG, that acquired 90% of the issued and outstanding equity of MIAXdx in January 2026. Following closing, Rothera renamed MIAXdx to Rothera E&C.

Pending Acquisitions
On May 12, 2025, we entered into an agreement to acquire all outstanding equity of WonderFi, a Canadian leader in digital asset products and services, for C$0.36 per share, representing a total equity value of approximately $180 million. The pending acquisition is subject to customary closing conditions, including regulatory approvals.
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the carrying amount of goodwill:

	December 31,
(in millions)	2024	2025
Beginning balance	$175	$179
Less: Accumulated impairment	—	—
Beginning balance, net	175	179
Additions due to business combinations(1)	4	204
Foreign currency translation adjustment	—	2
Ending balance	$179	$385
_______________
(1) For the year ended December 31, 2025, additions are related to the acquisition of TradePMR and Bitstamp as disclosed in Note 3 - Business Combinations
There was no impairment of goodwill for the years ended December 31, 2024 and 2025.
Intangible Assets
The following tables summarize the components of intangible assets:

	December 31, 2024
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Developed technology	$51	$(33)	$18	2.63
Customer relationships	23	(13)	10	4.72
Indefinite-lived intangible assets	10	—	10	N/A
Total	$84	$(46)	$38

	December 31, 2025
(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Developed technology	$98	$(26)	$72	4.37
Customer relationships	64	(7)	57	11.64
Trade names	2	(1)	1	2.43
Indefinite-lived intangible assets	37	—	37	N/A
Foreign currency translation adjustment	1	—	1	N/A
Total	$202	$(34)	$168
Amortization expense of intangible assets was $14 million, $20 million, and $23 million for the years ended December 31, 2023, 2024 and 2025. There was no impairment of intangible assets for the year ended December 31, 2024 and an immaterial impairment of intangible assets for the year ended 2025.
As of December 31, 2025, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
2026	$27
2027	22
2028	18
2029	18
2030	12
Thereafter	33
Total	$130

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(in millions)	2023	2024	2025
Transaction-based revenues
Options	$505	$760	$1,123
Cryptocurrencies	135	626	901
Equities	104	177	302
Other	41	84	302
Total transaction-based revenues	785	1,647	2,628

Net interest revenues:
Margin interest	243	319	573
Interest on segregated cash, cash equivalents, securities, and deposits	210	261	319
Cash Sweep	123	179	229
Securities lending, net	79	94	190
Interest on corporate cash and investments	288	256	167
Credit card, net	9	24	64
Interest expenses related to credit facilities	(23)	(24)	(32)
Other	—	—	4
Total net interest revenues	929	1,109	1,514

Other revenues:
Gold subscription revenues	$75	$109	$179
Proxy revenues	61	60	63
Other	15	26	89
Total other revenues	151	195	331

Total net revenues	$1,865	$2,951	$4,473
The following table presents interest revenue earned and interest expense paid from securities lending:

	Year Ended December 31,
(in millions)	2023	2024	2025
Interest revenue	$184	$321	$604
Interest expense	(105)	(227)	(414)
Securities lending, net	$79	$94	$190
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
As of December 31, 2025, contract liabilities include $39 million of unearned subscription revenue for Robinhood Gold and Robinhood Gold Card, recognized when users remit cash payments in advance of the time we satisfy our performance obligations. The unearned subscription revenue was recorded as other current liabilities on the consolidated balance sheets. Contract liabilities also include $17 million of TradePMR performance obligations acquired as part of the TradePMR acquisition, with $8 million recorded in other current liabilities and $9 million in other non-current liabilities which was recorded on the consolidated balance sheets. This liability represents consideration received in advance of satisfying the related performance obligations and is subject to repayment if certain contractual conditions are not met.

The table below sets forth contract receivables and liabilities balances for the periods indicated:

	December 31, 2024
(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2024	$87	$4
End of the period, December 31, 2024	294	11
Changes during the period	$207	$7

	December 31, 2025
(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2025	$294	$11
End of the period, December 31, 2025	185	57
Changes during the period	$(109)	$46
The difference between the opening and ending balances of our contract receivables was primarily driven by lower cryptocurrency transaction-based revenues due to decreased trading volumes as well as number of traders and timing differences between our performance and counterparty payments, partially offset by higher options and equities transaction-based revenues.
The difference between the opening and ending balances of our contract liabilities was primarily driven by an increase in Robinhood Gold Subscribers, Robinhood Gold Card users, and TradePMR performance obligations, and timing differences between our performance and customer billing. We recognized all revenue from amounts included in the opening contract liabilities balance for the year end December 31, 2025.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses which is primarily related to fraudulent activities, included in receivables from users, net on the consolidated balance sheet:

	Year Ended December 31,
(in millions)	2023	2024	2025
Beginning balance	$18	$15	$14
Provision for credit losses	22	21	28
Write-offs	(25)	(23)	(30)
Recoveries	—	1	4
Ending Balance	$15	$14	$16
Allowance for Credit Losses - Credit Card Related
We have two types of allowance for credit losses related to credit cards: i) an allowance related to off-balance sheet credit card receivables, shown as part of accounts payable and accrued expenses on the consolidated balance sheet, and ii) an allowance related to purchased credit card receivables and interest receivable from customers, included in receivables from users, net on the consolidated balance sheet.

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Year Ended December 31,
(in millions)	2023	2024	2025
Beginning balance	$—	$32	$40
Opening balance from acquisition of Robinhood Credit	23	—	—
Provision for credit losses	19	40	27
Payments to Coastal Bank	(11)	(34)	(28)
Recoveries	1	2	2
Ending balance	$32	$40	$41

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Year Ended December 31,
(in millions)	2023	2024	2025
Beginning balance	$—	$1	$11
Provision for credit losses	2	15	59
Write-offs	(1)	(5)	(17)
Recoveries	—	—	3
Ending balance	$1	$11	$56
The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $3 million and $9 million as of December 31, 2024 and 2025 were not included in the tables below.

(in millions, except for percentages)	December 31, 2024
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$186	$2	$1	$3	$189
Off-balance sheet	177	15	10	25	202
Total credit card loans	$363	$17	$11	$28	$391
% of Total loans	93%	4%	3%	7%	100%

(in millions, except for percentages)	December 31, 2025
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total Past due receivables	Total Receivables
On-balance sheet	$814	$18	$8	$26	$840
Off-balance sheet	177	15	8	23	200
Total credit card loans	$991	$33	$16	$49	$1,040
% of Total loans	95%	3%	2%	5%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers' financial condition. The key indicator we monitor when assessing the credit quality and risk is customers' credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2024 and 2025. We present our receivables by FICO scores.

	December 31,		December 31,
(in millions, except FICO scores)	2024	% of Total Loans	2025	% of Total Loans
Below 640	$64	16%	$26	3%
640-690	100	26%	202	19%
Greater than 690	227	58%	812	78%
Total credit card loans	$391	100%	$1,040	100%
NOTE 7: INVESTMENTS AND FAIR VALUE MEASUREMENT
Investments
Available-for-sale
As of December 31, 2024 we had $750 million of available-for-sale time deposits classified as cash equivalents on the consolidated balance sheets. As of December 31, 2025, we had no available-for-sale time deposits. These investments had a maturity of three months or less at the time of purchase, and an aggregate market value equal to amortized cost. Refer to Fair Value of Financial Instruments below for further details.

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
There were no held to maturity investments as of December 31, 2025 and no sales of held-to-maturity investments during the year ended December 31, 2025.
The table below presents the amortized cost and fair value of held-to-maturity investments by contractual maturity:

	December 31, 2024
(in millions)	Within 1 Year	1 to 2 Years	Total
Amortized cost
Debt securities:
U.S. Treasury securities	$337	$—	$337
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$398	$—	$398

Fair value
Debt securities:
U.S. Treasury securities	$338	$—	$338
Corporate debt securities	51	—	51
U.S. government agency securities	10	—	10
Total held-to-maturity investments	$399	$—	$399

Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our consolidated balance sheets as follows:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	$—	$750	$—	$750
Money market funds	53	—	—	53
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	1,193	—	—	1,193
Other current assets:
Stablecoin	361	—	—	361
Equity securities - securities owned	15	—	—	15
Other non-current assets:
Money market funds - escrow account	2	—	—	2
User-held fractional shares	2,530	—	—	2,530
Total financial assets	$4,154	$750	$—	$4,904

Liabilities
Fractional shares repurchase obligations	$2,530	$—	$—	$2,530
Total financial liabilities	$2,530	$—	$—	$2,530

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$52	$—	$—	$52
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	311	—	—	311
Foreign Treasury securities	53	—	—	53
Deposits with clearing organizations:
U.S. Treasury securities(1)	1	—	—	1
Other current assets:
U.S. Treasury securities (2)	200	—	—	200
Stablecoin	152	—	—	152
Equity securities - securities owned	28	—	—	28
Other non-current assets:
Non-marketable securities (3)	—	—	232	232
Money market funds - escrow account	2	—	—	2
User-held fractional shares	3,782	—	—	3,782
Total financial assets	$4,581	$—	$232	$4,813

Liabilities
Fractional shares repurchase obligations	$3,782	$—	$—	$3,782
Total financial liabilities	$3,782	$—	$—	$3,782
______________
(1) As of December 31, 2025, $1 million of our U.S. Treasury securities are deposited with an exchange to enable the execution, clearing, and settlement of event contracts.
(2) Classified as trading securities in which the amortized cost approximates fair value as of December 31, 2025.
(3) Represents non-marketable equity securities held by Robinhood Ventures Fund I.

Robinhood Ventures Fund I investments in non-marketable equity securities
The following table sets forth a summary of the changes in the estimated fair value of Robinhood Ventures Fund I investments in non-marketable equity securities classified as a Level 3 in the fair value hierarchy:

December 31,
(in millions)	2025
Beginning of period, January 1, 2025	$—
Purchases during the period	225
Net unrealized gains (losses)	7
End of period, December 31, 2025	$232
During the year ended December 31, 2025, we did not have any transfers in or out of Level 3 assets or liabilities.

Robinhood Ventures Fund I investments measured using Level 3 inputs primarily consist of investments in privately-held investments. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. When a recent financing transaction occurs and represents fair value, the Company also uses the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company’s own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction and any more recent observed transactions in the instruments issued by the investee company as well as any updates regarding the investee company’s performance. As of December 31, 2025, the Company determined the fair value of investments held by Robinhood Ventures Fund I based on recent financing transactions of each of the investees.
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

NOTE 8: INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2023	2024	2025
Domestic	$(534)	$1,063	$2,086
Foreign	1	1	22
Income (loss) before income taxes	$(533)	$1,064	$2,108
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
(in millions)	2023	2024	2025
Current:
Federal	$5	$16	$22
State	3	6	18
Foreign	—	—	4
Total current tax expense (benefit)	8	22	44
Deferred:
Federal	—	(333)	173
State	—	(36)	20
Foreign	—	—	(12)
Total deferred tax expense (benefit)	—	(369)	181
Total provision for (benefit from) income taxes	$8	$(347)	$225
The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 - Recent Accounting Pronouncements for additional details on the adoption of ASU 2023-09.

The reconciliation of statutory federal income tax rate and our effective income tax rate was as follows (in millions, except for percentages):

	Year Ended December 31, 2025
	Amount	Percent
Federal tax at statutory rate	$443	21.0%
State tax (benefit), net of federal benefit(1)	34	1.6
Foreign tax effects	(12)	(0.6)
Effect of cross-border tax laws	1	0.1
Nontaxable or nondeductible items:
Share-based compensation	(184)	(8.7)
Others	5	0.2
Tax credits:
Research and development credits	(66)	(3.1)
Changes in unrecognized tax benefits	—	—
Change in valuation allowance	3	0.1
Other adjustments	1	0.1
Total provision for (benefit from) income taxes	$225	10.7%
(1) State and local taxes in New York, New Jersey, Pennsylvania and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation of statutory federal income tax rate and our effective income tax rate was as follows (in percentages):

	Year Ended December 31,
	2023	2024
Federal tax at statutory rate	21.0%	21.0%
State tax (benefit), net of federal benefit	(1.9)	1.1
Share-based compensation	(29.7)	(3.5)
Research and development credits	5.6	(4.8)
Non-deductible regulatory settlements	(4.6)	(0.7)
Other	0.2	0.3
Change in valuation allowance	8.0	(46.0)
Effective tax rate	(1.4)%	(32.6)%
For the year ended December 31, 2025, total income taxes paid (net of refunds) consisted of the following:

Year Ended December 31,
(in millions)	2025
U.S. federal	$49
U.S. state and local	45
Foreign	1
Total	$95

Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include U.S. federal at $49 million, California at $15 million, and New York at $6 million.
Significant components of our deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
(in millions)	2024	2025
Deferred tax assets:
Tax credit carryforwards	$174	$193
Research and experimentation expenditure amortization	248	122
Lease liabilities	33	52
Net operating loss carryforwards	29	40
Accruals and other liabilities	16	29
Provision for credit losses	16	28
Share-based compensation	16	10
Other	31	41
Total deferred tax assets	563	515
Deferred tax liabilities:
Deferred customer match incentives	(74)	(153)
Right of use assets	(24)	(43)
Depreciation and amortization	(6)	(31)
Other	—	(4)
Total deferred tax liabilities	(104)	(231)
Valuation allowance	(88)	(105)
Net deferred tax assets	$371	$179
The reconciliation of the beginning and ending amount of the deferred tax asset valuation allowance was as follows:

	Year Ended December 31,
(in millions)	2023	2024	2025
Balance at beginning of period	$607	$574	$88
Charged/(credited) to net income (loss)	(34)	(486)	6
Charges utilized/(write-offs)	1	—	—
Additions due to acquisition	—	—	11
Balance at end of period	$574	$88	$105
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on our analysis of all positive and negative evidence available for the year ended December 31, 2025, we continue to maintain a valuation allowance for our California, and certain other U.S. states and certain foreign net deferred tax assets, as we believe it is more likely than not that the tax benefits of these jurisdictions’ net deferred tax assets may not be realized. The valuation allowance for California, and certain other U.S. states and certain foreign net deferred tax assets increased by approximately $17 million for the year ended December 31, 2025.
As of December 31, 2025, we have $44 million of U.S. federal, $297 million of state, and $11 million of non-U.S. net operating loss carryforwards available to reduce future taxable income. Our U.S. federal net operating loss will carryforward indefinitely. Our state net operating losses begin to expire in 2026, while our non-U.S. net operating losses begin to expire in 2029. We have U.S. federal tax credit carryforwards of $191 million that will begin to expire in 2043, if not utilized, and state tax credit carryforwards of $158 million that will begin to expire in 2026.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
We had unrecognized tax benefits of approximately $134 million of which $88 million would affect our effective tax rate if recognized as of December 31, 2025. The remaining $46 million of unrecognized tax benefits would not impact the effective tax rate due to realizability of those deferred tax assets. We record interest and penalties related to unrecognized tax benefits in income tax expenses. There were no interest or penalties accrued during the year ended December 31, 2024. Interest accrued during the year ended December 31, 2025 was immaterial.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2024	2025
Unrecognized benefit - beginning of period	$74	$98
Gross increases - current year tax positions	23	35
Gross increases - prior year tax positions	1	1
Gross decreases - prior year tax positions	—	—
Unrecognized benefit - end of period	$98	$134
We file in U.S. federal, various state, and foreign jurisdictions. The tax years from 2013 remain open to examination by the U.S. federal and state authorities, due to carry over of unused net operating losses and tax credits. The tax years from 2022 remain open for the most significant foreign jurisdiction.
NOTE 9: PROPERTY, SOFTWARE, AND EQUIPMENT, NET
Property, software, and equipment are presented net of accumulated depreciation and amortization and summarized as follows:

	Year Ended December 31,
(in millions)	2024	2025
Internally developed software	$171	$229
Leasehold improvements	42	48
Computer equipment	28	36
Furniture and fixtures	13	15
Construction in progress	39	40
Total	293	368
Less: accumulated depreciation and amortization	(154)	(214)
Property, software, and equipment, net	$139	$154
Depreciation expense of property and equipment was $16 million, $14 million, and $14 million for the years ended December 31, 2023, 2024 and 2025.
Amortization expense of internally developed software was $41 million, $43 million, and $49 million for the years ended December 31, 2023, 2024 and 2025.

NOTE 10: SECURITIES BORROWING AND LENDING
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities are presented gross on our consolidated balance sheets.
When we borrow securities from users participating in the Fully-Paid Securities Lending program or from third parties, we provide cash collateral to our users or third parties, which is recorded on our consolidated balance sheets as “securities borrowed”, an asset, representing our rights to the return of that collateral. When we lend securities to third parties and users, we receive cash as collateral, which is recorded on our consolidated balance sheets as “securities loaned”, a liability, representing our obligation to return the collateral.
The following tables set forth certain balances related to our securities borrowing and lending activities:

	December 31,
(in millions)	2024	2025
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$3,236	$2,408
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	3,236	2,408
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	3,236	2,408
Fair value of securities borrowed from users and third parties	(3,118)	(2,346)
Net amount	$118	$62

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$7,463	$11,626
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	7,463	11,626
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	7,463	11,626
Fair value of securities pledged to counterparties	(6,887)	(10,902)
Net amount	$576	$724

As described in Note 1 - Description of Business and Summary of Significant Accounting Policies, we obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2024 and 2025, we were permitted to re-pledge securities with a fair value of $11.04 billion and $23.62 billion under margin account agreements with users, and securities with insignificant fair value that we borrowed under MSLAs with third parties for fiscal years 2024 and 2025. Under the Fully-Paid Securities Lending program, as of December 31, 2024 and 2025, we were permitted to borrow securities with a fair value of $38.70 billion and $75.88 billion including securities with a fair value of $$3.12 billion and $2.35 billion that we had borrowed from users.

As of December 31, 2024 and 2025, we had re-pledged securities with a fair value of $6.89 billion and $10.90 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2024 and 2025, we had re-pledged $1.60 billion and $2.83 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 11: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2025 Credit Agreement
On March 21, 2025, RHM entered into the RHM March 2025 Credit Agreement, amending and restating the unsecured revolving line of credit entered into in March 2024 (refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2024 Form 10-K for more information). The RHM March 2025 Credit Agreement has an initial commitment of $1 billion with a maturity date of March 21, 2028. Under circumstances described in the RHM March 2025 Credit Agreement, the aggregate commitments may be increased from time to time by up to $250 million in the aggregate (the “Accordion”), for a total commitment of up to $1.25 billion. On June 12, 2025, we increased the commitment from $1 billion to $1.125 billion pursuant to the Accordion and as a result reduced the available incremental commitment available pursuant to the Accordion by a corresponding amount. Borrowings under the RHM March 2025 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term SOFR plus an applicable margin rate of 1.50%. For purposes of the RHM March 2025 Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount of the RHM March 2025 Credit Agreement.
RHS March 2025 Credit Agreement
On March 21, 2025, RHS, our wholly-owned subsidiary, entered into the RHS March 2025 Credit Agreement among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the $2.25 billion 364-day senior secured revolving credit facility entered into in March 2024 (refer to Note 12 - Financing Activities and Off-Balance Sheet Risk, of the 2024 Form 10-K for more information).
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
As of December 31, 2024 and December 31, 2025, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.
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
As of December 31, 2025, the Trust had four arrangements in place: (1) to borrow up to $200 million from Barclays, (2) to borrow up to $150 million from SVB, which was amended on September 26, 2025 to decrease the borrowing capacity and the pricing, (3) to borrow up to $300 million from WF, which was a new borrowing agreement entered into on August 1, 2025, and (4) to borrow up to $300 million from Truist Bank, which was a new borrowing agreement entered into on November 7, 2025.
Under the Barclays arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $200 million during the revolving period, which ends in November 2026. During this period, borrowings bear interest at Barclays’ commercial paper rate plus 1.75% and undrawn amounts accrue an undrawn fee at rates between 0.25% and 0.35%, depending on utilization. After the revolving period ends, the facility enters an amortization period during which no new borrowings are permitted, and the Trust repays the outstanding balance. The interest margin increases during this amortization phase. In November 2025, the interest rate was renegotiated to Barclays’ commercial paper rate plus 1.3%, and undrawn amounts accrue an undrawn fee at rates between 0.275% and 0.325%,
Under the SVB arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $150 million during the revolving period, which ends in April 2027. During this period, borrowings bear interest at a rate equal to the one-month Term SOFR plus 1.50%, and undrawn amounts accrue at a rate of 0.25%.
Under the WF arrangement, the Trust may borrow, repay and re-borrow up to a committed amount of $300 million during the revolving period, which ends in August 2028. During this period, borrowings bear interest at a rate equal to the Daily Simple SOFR (as defined in the WF arrangement) plus 1.40%. After the revolving period ends, the facility enters a controlled amortization period where interest increases to a rate equal to the Daily Simple SOFR plus 2.0%, and undrawn amounts accrue an undrawn fee at rates between 0.275% and 0.325%, depending on utilization.
Under the Truist Bank arrangement, the Trust may borrow, repay and re-borrow up to a committed amount of $300 million during the revolving period, which ends in November 2028. During this period, borrowings bear interest at a rate equal to the Daily Simple SOFR (as defined in the Truist Bank arrangement) plus 1.40%. After the revolving period ends, the facility enters a controlled amortization period where interest increases to a rate equal to the Daily Simple SOFR plus 2.0%. Undrawn amounts accrue an undrawn fee at rates between 0.275% and 0.325%, depending on utilization.
For the year ended December 31, 2024, the weighted average interest rate of the SVB and Barclays arrangements was 7.81%. For the year ended December 31, 2025, the weighted average interest rate of the SVB, Barclays, WF, and Truist Bank arrangements was 6.16%. During the years ended December 31, 2024 and 2025, the Trust purchased $748 million and $5.2 billion of credit card receivables. As of December 31, 2024 and 2025, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $179 million and $786 million, and the outstanding balance of borrowing principal and interest was $131 million and $602 million. For the years ended December 31, 2024 and 2025, the net interest revenue of the Trust was $5 million and $45 million.
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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of December 31, 2025, the off-balance sheet credit card receivables funded under the Program Agreement was $200 million.

Transaction Settlement

Our users have ownership of the securities they transact on our platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on our consolidated balance sheets. In the normal course of business, we engage in activities involving settlement and financing of securities transactions. User securities transactions are recorded on a settlement date basis. The settlement date for equities and options is one business day after the trade date. These activities may expose us to off-balance sheet risk in the event that the other party to the transaction is unable to fulfill its contractual obligations. In such events, we may be required to purchase financial instruments at prevailing market prices in order to fulfill our obligations.
Cryptocurrency Held in Custody on Behalf of Users

We hold cryptocurrencies in custody on behalf of our users which includes staked assets on our platform, totaling $35.2 billion and $38.2 billion at fair value at December 31, 2024 and 2025, and these assets were not recorded on our consolidated balance sheets. The fair value was determined based on observed market pricing representing the last price executed for trades of each cryptocurrency at period ends. We also considered whether a liability representing anticipated losses from crypto assets which we hold in custody on behalf of users should be recognized and determined the likelihood of such losses was remote. As such, we did not record a liability at December 31, 2024 and 2025.
NOTE 12: COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to our Charter, our board of directors may issue shares of our preferred stock in one or more series and, subject to the applicable law of the State of Delaware, our board of directors may set the powers, rights, preferences, qualifications, limitations and restrictions of such preferred stock. As of December 31, 2025, no terms of the preferred stock were designated, and no shares of preferred stock were outstanding.
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
Warrants
As of December 31, 2025, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 8.74 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. For the year ended December 31, 2025, 4.13 million warrants had been exercised via net settlement, resulting in 2.82 million shares of Class A common stock issued, and the maximum purchase amount of all remaining outstanding warrants was $232 million.
Share Repurchases
On May 28, 2024, we announced that our board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1 billion of its outstanding Class A common stock. On April 30, 2025, we announced that our board of directors has authorized an additional $500 million, bringing the Repurchase Program authorization to a total of $1.5 billion. While the Repurchase Program does not have an expiration date, we expect to execute over the next roughly two years with flexibility to accelerate if market conditions warrant. The timing and amount of repurchase transactions will be determined by us from time to time at our discretion based on our evaluation of market conditions, share price, and other factors. Repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock and the Repurchase Program may be suspended or discontinued at any time at our discretion. All shares repurchased will be subsequently retired. For the year ended December 31, 2025, we repurchased approximately 12 million shares of our Class A common stock for $653 million.
Equity Incentive Plans
2021 Omnibus Incentive Plan
Our 2021 Plan became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs, NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards. Under the 2021 Plan, options could be granted with an exercise price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter. Generally, options granted are exercisable for up to seven years from the date of grant. RSUs granted mostly vest quarterly on a straight-line basis and expire ten years from the date of grant.
As of December 31, 2025, an aggregate of 492 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 174 million shares had been issued under the plans, 11 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 307 million shares remained available for new grants under the 2021 Plan. On January 1, 2026, an additional 45 million shares became available for grant under the 2021 Plan pursuant to its annual evergreen feature.
Stock Option Activity
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Life	Total Intrinsic Value (in millions)
Balance at December 31, 2024	7,843,554	$4.49	2.8	$257
Granted during the period	—	—
Exercised during the period	(4,206,007)	3.71
Expired during the period	(538,191)	0.18
Forfeited during the period	(65,377)	14.15
Balance at December 31, 2025	3,033,979	$6.12	2.29	$325
Options vested and expected to vest at December 31, 2025	3,033,979	$6.12	2.29	$325
Options exercisable at December 31, 2025	2,945,987	$5.88	2.27	$316
No options were granted during 2023, 2024 and 2025. The total intrinsic value of options exercised during 2023, 2024 and 2025 was $20 million, $74 million, and $304 million. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the market value of the stock at the time of exercise. The total grant date fair value of options that vested during 2023, 2024 and 2025 was $7 million, $3 million, and $2 million.

Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition. The following table summarizes the activity related to our Time-Based RSUs for the year ended December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	18,233,088	$15.20
Granted	6,192,563	50.86
Vested	(14,548,770)	21.28
Forfeited	(2,230,494)	24.12
Unvested at December 31, 2025	7,646,387	$29.92
The fair value of Time-Based RSUs vested during 2023, 2024, and 2025 was $490 million, $439 million, and $1.1 billion, respectively.
Market-Based RSUs
In 2019 and 2021, we granted RSUs to our founders under which vesting is conditioned upon both the achievement of share price targets and the continued employment by each recipient over defined service periods. There were no Market-Based RSUs granted during 2023 and 2024. As of December 31, 2024, SBC expense related to the Market-Based RSUs was fully recognized and as of December 31, 2025, all Market-Based RSUs were fully vested.
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
The fair value of Market-Based RSUs that vested during 2023, 2024 and 2025 was $5 million,$4 million and $1.1 billion.
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
In the year ended December 31, 2025, 0.8 million shares were purchased under the ESPP at a weighted-average price of $29.85. The fair value of shares to be issued under our ESPP was estimated on the grant date using the Black-Scholes option pricing model. As of December 31, 2025, approximately 44.9 million shares remained available for issuance under the ESPP. On January 1, 2026, an additional

9.0 million shares became authorized for issuance under the ESPP pursuant to its annual evergreen feature.

Acquisition of TradePMR
In connection with the acquisition of TradePMR, we issued 2,049,711 unvested shares of Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, that will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. These shares are not part of the equity incentive plans described above. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. The following table summarizes the activity for the year ended December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2024	—	$—
Issued	2,049,711	48.85
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2025	2,049,711	$48.85
Share-Based Compensation
SBC is part of employee compensation, benefits, and overhead in each of the financial statement line items in the consolidated statements of operations except for provision for credit losses. The following table presents SBC in our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2023	2024	2025
Brokerage and transaction	$7	$9	$10
Technology and development	211	192	159
Operations	8	7	6
Marketing	5	8	8
General and administrative	640	88	122
Total	$871	$304	$305
_______________
(1) For the year ended December 31, 2023 and 2024, SBC expense primarily consisted of $292 million and $300 million related to Time-Based RSUs. For the same periods, SBC expense also consisted of $567 million and negative $8 million related to Market-Based RSUs as a result of a reversal of $11 million of previously recognized expense related to unvested awards that were forfeited upon the resignation of our co-founder and former Chief Creative Officer during the first quarter of 2024. For the year ended 2025, SBC expense primarily consisted of $293 million related to Time-Based RSUs.
The tax benefits recognized in the consolidated statements of operations for SBC were $73 million, $154 million, and $307 million for year ended December 31, 2023, 2024 and 2025.
We have capitalized SBC expense related to internally developed software of $17 million, $26 million, and $23 million for years 2023, 2024 and 2025.
As of December 31, 2025, there was $277 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.13 years.

NOTE 13: NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income (loss) per share:

(in millions, except share and per share data)	Year Ended December 31,
	2023		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income (loss)	$(465)	$(76)	$1,214	$197	$1,641	$242
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—
Net income (loss) attributable to Robinhood common stockholders	$(465)	$(76)	$1,214	$197	$1,641	$242
Denominator
Weighted-average common shares outstanding - basic	763,580,698	127,276,961	758,213,055	122,900,101	774,107,256	114,397,702
Basic EPS	$(0.61)	$(0.61)	$1.60	$1.60	$2.12	$2.12

Diluted EPS:
Numerator
Net income (loss)	$(465)	$(76)	$1,214	$197	$1,641	$242
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—
Net income (loss) attributable to Robinhood common stockholders	$(465)	$(76)	$1,214	$197	$1,641	$242
Reallocation of net income (loss) as a result of conversion of Class B to Class A common stock	—	—	197	—	242	—
Reallocation of net income (loss) to Class B common stock	—	—	—	(5)	—	(8)
Net income (loss) attributable to Robinhood common stockholders for diluted EPS	$(465)	$(76)	$1,411	$192	$1,883	$234
Denominator
Weighted-average common shares outstanding - basic	763,580,698	127,276,961	758,213,055	122,900,101	774,107,256	114,397,702
Dilutive effect of stock options, warrants, and unvested shares	—	—	25,058,348	—	30,276,888	—
Conversion of Class B to Class A common stock	—	—	122,900,101	—	114,397,702	—
Weighted-average common shares outstanding - diluted	763,580,698	127,276,961	906,171,504	122,900,101	918,781,846	114,397,702
Diluted EPS	$(0.61)	$(0.61)	$1.56	$1.56	$2.05	$2.05

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Year Ended December 31,
	2023	2024	2025
Time-Based RSUs	34,625,253	828,224	24,418
Market-Based RSUs	22,476,722	11,065,463	—
Stock options	12,141,566	—	—
Warrants	14,278,034	12,868,262	—
ESPP	305,692	—	—
Total anti-dilutive securities	83,827,267	24,761,949	24,418
NOTE 14: LEASES
Our operating leases are comprised of office facilities, with the most significant leases relating to our corporate headquarters in Menlo Park, CA and our office in New York City, NY. Our leases have remaining terms of one year to ten years, and many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. We do not have any finance leases.
Lease assets and liabilities recognized on our consolidated balance sheets were as follows:

		December 31,
(in millions)	Classification	2024	2025
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$94	$182

Lease liabilities:
Current operating lease liabilities	Other current liabilities	21	22
Non-current operating lease liabilities	Other non-current liabilities	110	199
Total lease liabilities		$131	$221
Fixed operating lease costs primarily consist of monthly base rent amounts due. Variable operating lease costs primarily relate to common area maintenance, property taxes, insurance, and other operating expenses. The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2023	2024	2025
Fixed operating lease costs	$21	$22	$29
Variable operating lease costs	7	8	9
Short-term lease costs	1	1	3
Sublease income	(3)	(6)	(4)
Total lease costs	$26	$25	$37

Other information related to our operating leases was as follows:

	December 31,
	2024	2025
Weighted-average remaining lease term	6.86 years	7.56 years
Weighted-average discount rate	6.92%	6.62%
Cash flows related to leases were as follows:

	Year Ended December 31,
(in millions)	2023	2024	2025
Operating cash flows:
Payments for operating lease liabilities	$39	$28	$30
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets(1)	$(8)	$42	$106
_______________
(1) For the year ended December 31, 2023, lease liabilities arising from obtaining right-of-use assets primarily related to a lease modification, partially offset by remeasurements resulting from reassessments of existing lease terms. For the year ended December 31, 2024, lease liabilities arising from obtaining right-of-use assets primarily related to initial recognition of new leases and lease extensions. For the year ended December 31, 2025, lease liabilities arising from obtaining right-of-use assets primarily related to initial recognition of new leases and amendments to existing leases.

Future minimum lease payments under non-cancellable operating leases (with initial lease terms in excess of one year) as of December 31, 2025 are as follows:

(in millions)
2026	$35
2027	46
2028	44
2029	43
2030	40
Thereafter	126
Total undiscounted lease payments	334
Less: imputed interest	(72)
Less: lease incentives	(38)
Less: leases executed but not yet commenced	(3)
Total lease liabilities	$221

NOTE 15: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $128 million and $71 million as of December 31, 2024 and 2025. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry, and many other industries in which we operate, are highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increase in litigation and regulatory investigations involving the brokerage, cryptocurrency, derivatives, advisory, and credit card industries. Litigation has included and may in the future include class action suits that generally seek substantial and, in some cases, punitive damages. Federal and state regulators, exchanges, other SROs, or international regulators investigate issues related to regulatory compliance that may result in enforcement action. We are also subject to periodic regulatory audits and inspections that have in the past and could in the future lead to enforcement investigations or actions.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of December 31, 2025 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonable possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the U.S. District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023. In March 2024, Plaintiffs filed a motion for class certification, which Robinhood opposed. In October 2024, the court denied class certification without prejudice. Plaintiffs filed a renewed motion for class certification in January 2025, which Robinhood is opposing. In June 2025, Robinhood agreed to a settlement in principle with plaintiffs, which the court has preliminarily approved.

State Regulatory Matters
The New York Attorney General is conducting an investigation into brokerage execution quality and collaring the prices of certain trade orders. The MSD is examining RHF’s customer complaint supervision, the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024, and the offerings of presidential election and sports event contracts. We are cooperating with these investigations. In December 2025, the Florida Attorney General advised us that it had closed the previously disclosed investigation concerning, among other things, representations about cryptocurrency trading costs and/or fees.
Brokerage Enforcement Matters

The FINRA Enforcement and Examination staff are conducting investigations related to, among other things, disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024. In December 2025, FINRA advised us in writing that it had closed the previously disclosed investigation into RHS’s and RHF’s compliance with best execution obligations.
The FDIC is investigating issues related to compliance with the EFTA.

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
A number of individual and putative class actions related to the Early 2021 Trading Restrictions were filed against RHM, RHF, and RHS, among others, in various federal and state courts and in arbitrations. In April 2021, the Judicial Panel on Multidistrict Litigation entered an order centralizing the federal cases identified in a motion to transfer and coordinate or consolidate the actions filed in connection with the Early 2021 Trading Restrictions in the U.S. District Court for the Southern District of Florida. The court subsequently divided plaintiffs’ claims against Robinhood into three tranches: federal antitrust claims, federal securities law claims, and state law claims. In July 2021, plaintiffs filed consolidated complaints seeking unspecified monetary damages in connection with the federal antitrust and state law tranches. The federal antitrust complaint asserted one violation of Section 1 of the Sherman Act; the state law complaint asserted negligence and breach of fiduciary duty claims. In August 2021, we moved to dismiss both of these complaints.
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

RHM, RHF, RHS, and our CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from USAO, DOJ, Antitrust Division, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. As previously disclosed, on March 6, 2025, we resolved FINRA’s investigation into these matters as part of the March 2025 FINRA Settlement (as defined above).

IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act. Plaintiff seeks unspecified compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. In January 2024, the court granted Robinhood’s motion to dismiss the second amended complaint without leave to amend. In February 2024, plaintiffs filed a notice of appeal to the Ninth Circuit. On August 29, 2025, the Ninth Circuit issued its opinion affirming in part and reversing in part the district court. Robinhood’s petition for rehearing en banc was denied. In December 2025, Robinhood requested an extension of time to file its petition for a writ of certiorari in the United States Supreme Court.
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
In August 2022, a shareholder sent a letter to the RHM board of directors demanding, among other things, that the board of directors pursue causes of action on behalf of the Company related to allegations of misconduct in connection with the Early 2021 Trading Restrictions, Robinhood’s IPO offering documents, and the November 2021 Data Security Incident. The board of directors has formed a Demand Review Committee. The board of directors has rejected the demand in part and the Demand Review Committee continues to review the remaining part.
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
Cash Sweep Litigation
In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. In January 2025, Robinhood filed a motion to dismiss. On April 28, 2025, the court granted in part and denied in part Robinhood’s motion to dismiss. In May 2025, RHM, RHF, and RHS were sued in a putative class action captioned Deeney v. Robinhood Markets, Inc. et al., in the U.S. District Court for the Northern District of California, which also made allegations related to Robinhood’s cash sweep program. The complaint sought, among other things, certification of the class, unspecified monetary damages, attorneys’ fees and costs, and restitution. The parties in Dey and Deeney have agreed to consolidate the matters and Plaintiffs have filed an amended consolidated complaint. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. Robinhood moved to dismiss the complaint, which was granted in part and denied in part. The case is proceeding in discovery.
Event Contracts Litigation
In June 2025, RHM and RHD were sued along with several co-defendants, in state court in six states (Georgia, Illinois, Kentucky, Massachusetts, Ohio and South Carolina) by Georgia Gambling Recovery LLC, Illinois Gambling Recovery LLC, Kentucky Gambling Recovery LLC, Massachusetts Gambling Recovery LLC, Ohio Gambling Recovery LLC, and South Carolina Gambling Recovery LLC respectively. Each plaintiff asserts a claim under the respective state’s Statute of Anne, which are statutes that permit recovery of gambling losses under certain conditions, which vary by state. Each plaintiff seeks damages for losses allegedly sustained in trading certain event contracts, including damage multipliers in certain states, attorney’s fees and costs, and declaratory relief. Robinhood has removed all six cases to federal court. Each plaintiff is seeking to remand the matters. The court in Georgia denied plaintiff’s motion to remand.
In July 2025, RHM and RHD, among others, were sued by the Blue Lake Rancheria, Chicken Ranch Rancheria of Me-Wuk Indians, and Picayune Rancheria of the Chukchansi Indians (the “Blue Lake plaintiffs”) in the U.S. District Court for the Northern District of California. The complaint alleges that certain event contracts offered by RHD are unlawful sports gambling activity. The Blue Lake plaintiffs allege several causes of action including violation of the Indian Gaming Regulatory Act, violation of tribal gaming Ordinances, civil violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), infringement of tribal sovereignty, and false advertising under the Lanham Act. The Blue Lake plaintiffs have asserted only the RICO cause of action against RHM and RHD. The complaint seeks injunctive relief, declaratory relief, damages, treble damages, costs, and attorney’s fees. In September 2025, the Blue Lake plaintiffs moved for a preliminary injunction. The court denied the motion and plaintiffs have appealed the denial to the United States Court of Appeals for the Ninth Circuit. In the district court, Robinhood has moved to dismiss the action.
In August 2025, a similar suit was filed against RHM and RHD, among others, by the Ho-Chunk Nation in the U.S. District Court for the Western District of Wisconsin alleging substantially the same facts and causes of action and seeking the same relief. The Ho-Chunk Nation is only asserting a claim for a civil violation of the RICO Act against RHM and RHD. In December 2025, the plaintiff moved for a preliminary injunction, which Robinhood has opposed. Robinhood has also moved to dismiss the action.
In August 2025, RHD filed suits in the U.S. District Court for the District of Nevada and U.S. District Court for the District of New Jersey seeking injunctive relief from enforcement of Nevada and New Jersey state gaming laws respectively. In September 2025, RHD filed suit in the U.S. District Court for the District of Massachusetts seeking similar injunctive relief from enforcement of Massachusetts state gaming laws. New Jersey has agreed to a preliminary injunction pending the outcome of its appeal in the Third Circuit of the grant of a preliminary injunction in a similar case brought by KalshiEx LLC. In Nevada, the court denied RHD’s motion for a preliminary injunction. Robinhood has agreed to cease offering new sports-related event contracts in Nevada as of December 1, 2025, and to take action to explore unwinding longer-duration open sports-related event contracts in Nevada, in exchange for the State’s agreement to refrain from enforcing its state gaming laws during the pendency of RHD’s appeal. RHD has appealed the decision to the United States Court of Appeals for the Ninth Circuit and moved for an injunction pending appeal, which remains pending. In Massachusetts, the court initially dismissed RHD’s suit as unripe. RHD’s motion for reconsideration was granted. RHD has filed an amended complaint and renewed its motion for a preliminary injunction. Massachusetts has agreed to refrain from enforcing its state gaming laws pending: (1) a decision on RHD’s pending preliminary injunction motion; (2) a final decision on the injunction from a Massachusetts appellate court in KalshiEx’s state court enforcement litigation; and (3) any stay (if ordered) is lifted in KalshiEx’s state court enforcement litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with guidance issued by the staffs of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of TradePMR, which we acquired on February 26, 2025, and Bitstamp, which we acquired on June 2, 2025, as discussed in Note 3 - Business Combinations, to our consolidated financial statements in this Annual Report. We have included the financial results of these acquisitions in the consolidated financial statements from the date of acquisition. Total net revenues and total assets subject to TradePMR’s internal control over financial reporting represented less than one percent of both our consolidated total net revenues and total assets for the fiscal year ended and as of December 31, 2025. Total net revenues subject to Bitstamp’s internal control over financial reporting represented one percent of our consolidated total net revenues for the fiscal year ended December 31, 2025. Total assets subject to Bitstamp’s internal control over financial reporting represented four percent of our consolidated total assets as of December 31, 2025. We are in the process of evaluating and integrating TradePMR and Bitstamp into our system of internal control over financial reporting.
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On November 13, 2025, Baiju Prafulkumar Bhatt Living Trust, an entity controlled by Baiju Bhatt, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 3,000,000 shares of our Class A common stock on or prior to February 10, 2027.

On November 19, 2025, Steven Quirk, our Chief Brokerage Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell (i) up to 76,874 shares of our Class A common stock (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements), (ii) up to 43,403 unvested RSUs (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements and shares withheld for applicable taxes), (iii) up to 18,376 shares of our Class A common stock, and (iv) up to 261,816 unvested RSUs (less any shares withheld for applicable taxes), in each case on or prior to February 19, 2027. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
On December 2, 2025, The Jonathan J. Rubinstein Trust, an entity controlled by Jonathan Rubinstein, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 26,475 shares of our Class A common stock on or prior to November 19, 2027.
On December 2, 2025, Paula Loop, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which she may sell up to 15,036 RSUs on or prior to February 19, 2027. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
On December 9, 2025, Dara Treseder, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which she may sell up to 15,000 shares of our Class A common stock on or prior to February 20, 2027.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report:

1.The following consolidated financial statements of Robinhood Markets Inc. and subsidiaries are filed as part of this Annual Report under Part II, Item 8:
•Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Operations for the Years Ended December 31, 2023, 2024 and 2025
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2024 and 2025
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2024 and 2025
•Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2024 and 2025
•Notes to Consolidated Financial Statements

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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021 (our “Charter”)	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022 (our “Bylaws”)	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
4.3	Description of Robinhood Securities Registered Under Section 12 of the Exchange Act	10-K	2022-02-24	4.3
10.1(a)	Form of Indemnification Agreement between Robinhood Markets, Inc. and, separately, each of its directors and executive officers (other than VC Fund Affiliated Directors)	S-1/A	2021-07-19	10.1
10.1(b)	Form of Indemnification Agreement (VC Fund-Affiliated Directors)	10-Q	2022-05-06	10.1
10.2†	Underwriting Agreement, dated July 28, 2021, between Robinhood Markets, Inc., as the issuer, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	10-Q	2021-08-18	10.3
10.3+	Offer Letter between Robinhood Markets, Inc. and Jason Warnick, dated November 8, 2018	S-1	2021-07-01	10.6
10.4†+	Offer Letter between Robinhood Markets, Inc. and Daniel Gallagher, as amended and restated on December 15, 2020	S-1	2021-07-01	10.7
10.5†+	Offer Letter between Robinhood Markets, Inc. and Paula Loop, dated May 14, 2021	S-1	2021-07-01	10.8
10.6†+	Offer Letter between Robinhood Markets, Inc. and Jonathan Rubinstein, dated May 14, 2021	S-1	2021-07-01	10.9
10.7†+	Offer Letter between Robinhood Markets, Inc. and Robert Zoellick, dated May 14, 2021	S-1	2021-07-01	10.10
10.8	Exchange Agreement, dated July 26, 2021 between Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain of his related entities	10-Q	2021-08-18	10.8
10.9	Form of Equity Exchange Right Agreement, entered into on July 26, 2021 between Robinhood Markets, Inc. and, separately, (a) Baiju Bhatt and (b) Vladimir Tenev	S-1/A	2021-07-19	10.13

10.10(a)	Voting Agreement, dated July 26, 2021, among Robinhood Markets, Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2021-08-18	10.10
10.10(b)	Joinder Agreement, dated December 13, 2021 by Bhatt Family LLC, becoming party to the Voting Agreement, dated July 26, 2021, among Robinhood Markets. Inc., Baiju Bhatt, Vladimir Tenev, and certain related entities	10-Q	2022-05-06	10.2
10.11(a)†+	Robinhood Markets, Inc. 2020 Equity Incentive Plan, as amended on June 18, 2020 and form grant notices and award agreements thereunder	S-1	2021-07-01	10.2
10.11(b)+	Second Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated March 10, 2021	S-1	2021-07-01	10.4
10.11(c)+	Third Amendment to the Robinhood Markets, Inc. 2020 Equity Incentive Plan, dated May 26, 2021	S-1	2021-07-01	10.5
10.11(d)+	Form of 2021 Market-Based RSU Award, dated May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.17
10.11(e)+	Form of RSU Agreement for Non-Employee Directors (including the Notice of Grant) under the 2020 Plan	S-1	2021-07-01	10.18
10.12(a)†+	Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan and form grant notices and award agreements thereunder	S-1	2021-07-01	10.3
10.12(b)+	Form of Notice of Time-Based Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Robinhood Markets, Inc. Amended and Restated 2013 Stock Plan for Vladimir Tenev and Baiju Bhatt	S-1	2021-07-01	10.15
10.12(c)+	Form of 2019 Market-Based RSU Award, as amended and restated on May 26, 2021, between Robinhood Markets, Inc. and, separately (a) Baiju Bhatt and (b) Vladimir Tenev	S-1	2021-07-01	10.16
10.13(a)+	Robinhood Markets, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”)	S-8	2021-07-29	99.1
10.13(b)+	Form of Restricted Stock Unit Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-Q	2021-08-18	10.16
10.13(c)+	Form of Fully Vested Stock Award Agreement for Non-Employee Directors (including the Notice of Grant) under the 2021 Plan	10-Q	2021-08-18	10.17
10.13(d)+	Form of Option Agreement for Employees and Non-Employee Directors (including the Notices of Grant) under the 2021 Plan	10-K	2022-02-24	10.15(d)
10.14(a)+	Robinhood Markets, Inc. 2021 Employee Share Purchase Plan (the “ESPP”)	S-8	2021-07-29	99.2
10.14(b)+	Forms of ESPP Subscription Agreement and Notice of Withdrawal	10-Q	2021-08-18	10.19

10.15(a)+	Offer Letter between Robinhood Markets, Inc. and Gretchen Howard, dated November 16, 2018	10-Q	2022-05-06	10.3
10.15(b)+	Letter Agreement, dated March 15, 2023, between Gretchen Howard and Robinhood Markets, Inc.	8-K	2023-03-15	10.1
10.16+	Form of Stock Option Agreement for Employees and Non-Employee Directors (including Notices of Grant) under the Robinhood Markets, Inc. 2021 Omnibus Incentive Plan	10-Q	2022-05-06	10.6
10.17	Amended and Restated Credit Agreement, dated as of April 11, 2022, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2022-04-14	10.1
10.18+	Form of Restricted Stock Unit Cancellation Agreement, dated February 3, 2023 between Robinhood Markets, Inc. and separately, (a) Vladimir Tenev and (b) Baiju Bhatt	8-K	2023-02-08	10.1
10.19	Second Amended and Restated Credit Agreement dated as of March 24, 2023, among Robinhood Securities LLC,as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2023-03-24	10.1
10.20	Share Purchase Agreement, dated as of August 30, 2023, by Robinhood Markets, Inc, as purchaser, and the United States Marshals Service, for and on behalf of the United States	8-K	2023-09-01	10.1
10.21	Third Amended and Restated Credit Agreement, dated as of March 22, 2024, among Robinhood Securities LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	2024-03-22	10.1
10.22+	Robinhood Markets, Inc. Change in Control and Severance Plan for Key Employees	10-K	2025-02-18	10.22
10.23(a)+	Offer Letter between Robinhood Markets, Inc. and Steve Quirk, dated July 13, 2021	10-K	2025-02-18	10.23(a)
10.23(b)+	Amended Offer Letter between Robinhood Markets, Inc. and Steve Quirk, dated November 18, 2021	10-K	2025-02-18	10.23(b)
10.23(c)+	Amended Offer Letter between Robinhood Markets, Inc. and Steve Quirk, dated January 7, 2022	10-K	2025-02-18	10.23(c)
10.24	Offer Letter between Robinhood Markets, Inc. and Jeff Pinner, dated July 24, 2024	10-K	2025-02-18	10.24
10.25+	Non-employee Director Compensation Program	10-Q	2025-07-31	10.1
10.26	Fourth Amended and Restated Credit Agreement, dated as of March 21, 2025, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K	2025-03-25	10.1

10.27+	Transition Letter between Robinhood Markets, Inc. and Jason Warnick, dated February 2, 2026				X
19.1	Robinhood Markets, Inc. Confidential Information and Insider Trading Policy				X
21.1	Subsidiaries of Robinhood Markets, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in signature pages hereto)				X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
97.1	Robinhood Markets, Inc. Incentive-based Compensation Recovery Policy, Effective October 2, 2023	10-K	2024-02-27	97.1
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on February 18, 2026.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Shiv Verma
Name:	Shiv Verma
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Tenev and Shiv Verma, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Vladimir Tenev	Chief Executive Officer, President, and Director	February 18, 2026
Vladimir Tenev
By:	/s/ Shiv Verma	Chief Financial Officer	February 18, 2026
	Shiv Verma	(Principal Financial Officer and Principal Accounting Officer)
By:	/s/ Baiju Bhatt	Director	February 18, 2026
Baiju Bhatt
By:	/s/ Paula Loop	Director	February 18, 2026
Paula Loop
By:	/s/ Jonathan Rubinstein	Director	February 18, 2026
Jonathan Rubinstein
By:	/s/ Meyer Malka	Director	February 18, 2026
Meyer Malka
By:	/s/ Robert Zoellick	Director	February 18, 2026
Robert Zoellick
By:	/s/ Dara Treseder	Director	February 18, 2026
Dara Treseder
By:	/s/ Susan Segal	Director	February 18, 2026
Susan Segal
By:	/s/ Christopher Payne	Director	February 18, 2026
Christopher Payne
By:	/s/ John Hegeman	Director	February 18, 2026
John Hegeman