Form 10-K/A
period 2025-12-31
Robinhood Markets, Inc.
filed 2026-02-20
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K/A
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
Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2025, of Robinhood Markets, Inc. filed with the Securities and Exchange Commission on February 18, 2026 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to address technical issues with formatting portions of the Original Form 10-K that occurred during the electronic transmission of the EDGAR-formatted file. These issues were limited to (i) the formatting of certain tables on page 3 of the Original Form 10-K; and (ii) the placement of headings on pages 127 through 137 of the Original Form 10-K that caused such headings to be misaligned by two pages. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Form 10-K/A. Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. For ease of reference, this Form 10-K/A includes the Original Form 10-K in its entirety, revised to address the technical issues with formatting described in this explanatory note, including all other exhibits filed therewith.
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
John Hegeman

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized.

Robinhood Markets, Inc.

By:	/s/ Shiv Verma
Name:	Shiv Verma
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	February 20, 2026