Form 10-Q
period 2026-03-31
Robinhood Markets, Inc.
filed 2026-04-29
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 23, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 791,184,698 and 109,320,359.

Glossary of Terms
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

Abbreviation and Meaning
1940 Act	Investment Company Act of 1940, as amended	Equity Exchange Rights	A right (but not an obligation) each of our founders has to require us to exchange, for shares of Class B common stock, any shares of Class A common stock received by them upon the vesting and settlement of pre-IPO RSUs, pursuant to the equity exchange right agreements entered into between us and each of our founders in connection with our IPO
2013 Plan	Amended and Restated 2013 Stock Plan, as amended	ERM	Enterprise Risk Management
2020 Plan	2020 Equity Incentive Plan, as amended	ESPP	Employee Share Purchase Plan
2021 Plan	2021 Omnibus Incentive Plan	ETPs	Exchange Traded Products
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation, and amortization	ETR	Effective tax rate
Advisers Act	Investment Advisers Act of 1940	EU	The European Union
AI	Artificial Intelligence	Exchange Act	Securities Exchange Act of 1934, as amended
AML	Anti-money Laundering	FASB	Financial Accounting Standards Board
ASC	Accounting Standards Codification	FCA	Financial Conduct Authority
Barclays	Barclays Bank PLC	FCM	Futures Commission Merchant
Binance	Binance Holdings Ltd., and its affiliated U.S. entity, among others	FCPA	Foreign Corrupt Practices Act
Bitstamp	Bitstamp Ltd.	FDIC	Federal Deposit Insurance Corporation
BOATS	Blue Oceans ATS, LLC	Final Rules	Final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”
BSV	Bitcoin SV	FinCEN	Financial Crimes Enforcement Network
Bylaws	Amended and Restated Bylaws	FINRA	Financial Industry Regulatory Authority
C$	Canadian dollars	Fixed-Term Securities Lending Agreements	Fixed-term securities lending agreements with two financial institution counterparties, as described below
CAGO	California Attorney General’s Office	Founder Affiliates	Founders related entities
CAT	Consolidated Audit Trail	Founders’ Voting Agreement	Voting Agreement, dated July 26, 2021, among RHM, Baiju Bhatt, Vladimir Tenev, and certain related entities
CEA	U.S. Commodity Exchange Act	Fourth parties	Third parties’ common suppliers or vendors
CEO	Chief Executive Officer	Futures	Futures contracts, which includes options on futures and swaps, including event contracts
CFPB	Consumer Financial Protection Bureau	GAAP	Generally accepted accounting principles in the United States
CFTC	Commodity Futures Trading Commission	GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act
Charter	Amended and Restated Certificate of Incorporation	GHG	Greenhouse gas
CIP	Customer identification program	Goldman Sachs	Goldman Sachs USA
Circle	Circle Internet Financial, LLC	IPO	Initial public offering
CLARITY Act	Digital Asset Market Clarity Act of 2025	IRA	Individual Retirement Account
Coastal Bank	Coastal Community Bank	ISOs	Incentive stock options
Code	Internal Revenue Code of 1986, as amended	Kraken	Payward, Inc. and Payward Ventures Inc.
Coinbase	Coinbase Global, Inc., and Coinbase, Inc.	Market-Based RSUs	RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions
Crypto Listing Frameworks	Our internal policies and procedures with respect to the listing of cryptocurrencies on our platforms	Market Makers	Non-exchange liquidity providers
Crypto Transfers	Cryptocurrency transfers	MAS	Monetary Authority of Singapore
DFAL	Digital Financial Assets Law	MIAXdx	MIAX Derivatives Exchange
DOJ	U.S. Department of Justice	MiCA	Markets in Crypto-Assets Regulation
EBS	Electronic Blue Sheets	MiFID	Markets in Financial Instruments Directive II
EEA	European Economic Area	Mizuho	Mizuho Bank, Ltd
EFTA	Electronic Funds Transfer Act	MSD	Massachusetts Securities Division
EPS	Earnings (loss) per share	MSLA	Master securities loan agreement

NASAA	North American Securities Association	Rothera E&C	Rothera Exchange and Clearing LLC (formerly LedgerX LLC, doing business as MIAXdx)
Net Capital Rule	Rule 15c3-1 under the Securities Exchange Act of 1934, as amended	RSAs	Restricted stock awards
NFA	National Futures Association	RSUs	Restricted stock units
NMS	National market system	RVI	Robinhood Ventures Fund I
NOLs	Net operating loss carryforwards	Safety Committee	Safety, Risk and Regulatory Committee of the board of directors
NSCC	National Securities Clearing Corporation	SAR	Suspicious activity reporting
NSOs	Non-statutory stock options	SARs	Stock appreciation rights
NYDFS	New York State Department of Financial Services	SBC	Share-based compensation
OECD	Organization for Economic Cooperation and Development	SEC	U.S. Securities and Exchange Commission
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Controls	SEC Staff	The Staff of the SEC
PFOF	Payment for order flow	Securities Act	Securities Act of 1933, as amended
Prior Repurchase Program	Prior share repurchase authorizations previously approved by the Board	Sherwood Media	Sherwood Media, LLC
Product-market fit	The need to adapt, localize, and position our products for specific countries	SIG	Susquehanna International Group
RAM	Robinhood Asset Management, LLC	SIPC	Securities Investor Protection Corporation
Repurchase Program	Share repurchase program	SOFR	Secured Overnight Financing Rate
RFIA	Responsible Financial Innovation Act of 2025	SPV	Special purpose vehicle
RHC	Robinhood Crypto, LLC	SROs	Self-Regulatory Organizations
RHD	Robinhood Derivatives, LLC	Sutton	Sutton Bank
RHEU	Robinhood Europe, UAB	SVB	Silicon Valley Bank
RHF	Robinhood Financial LLC	Tick Size and Access Fee Cap Rules	Rules related to order tick size and access fee caps adopted by the SEC in September 2024
RHM March 2026 Credit Agreement	Third Amended and Restated Credit Agreement, dated as of March 21, 2025, among RHM, as borrower, and a syndicate of banks, as amended by the Second Amendment, dated as of March 9, 2026	Time-Based RSUs	Time-based RSUs that vest upon the satisfaction of a time-based service condition
RHS	Robinhood Securities, LLC	TradePMR	Trade-PMR, Inc.
RHS March 2026 Credit Agreement	Fifth Amended and Restated Credit Agreement, dated as of March 20, 2026, among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	TRF	Trade Reporting Facilities
RHUK	Robinhood U.K. Ltd	Trust	Credit Card Funding Trust
RHV	Robinhood Ventures DE, LLC	U.K.	United Kingdom
RHY	Robinhood Money, LLC	USAO	The United States Attorney’s Office for the Northern District of California
RIAs	Registered Investment Advisors	USA Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
RITA	Residual Interest Targeted Amount	USDC	US Dollar Coin, issued by Circle Internet Group, Inc
Robinhood Credit	Robinhood Credit, Inc.	VIE	Variable interest entity
Rothera	Rothera LLC	WF	Wells Fargo Bank

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

Funded Customers
We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account. Individuals who share a funded joint investing account (which launched in July 2024) are each considered to be a Funded Customer. Starting in June 2025, customers of Bitstamp are also considered Funded Customers.

Net Deposits
We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, staking rewards, and cash or assets earned in connection with Company promotions (such as account transfer and retirement match incentives, free stock bonuses) received by customers, net of reversals, customer cash withdrawals, margin and lending interest, Robinhood Gold subscription fees, and assets transferred off of our platforms for a stated period. Starting in June 2025, Net Deposits include results from Bitstamp. As previously disclosed, due to data limitations we did not include TradePMR client figures in our Net Deposits key performance metric prior to March 2026. Starting in March 2026, Net Deposits include results from TradePMR.

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
Cash Sweep
We define Cash Sweep as the period-end total amount of participating users’ uninvested brokerage and banking cash that has been automatically “swept” or moved from their accounts into deposits for their benefit at a network of program banks. This is an off-balance-sheet amount. Robinhood earns a net interest spread on Cash Sweep balances based on the interest rate offered by the banks less the interest rate given to users as stated in our program terms. This includes balances from customers of RIAs using TradePMR’s platform. In February 2026, we updated our brokerage High-Yield Cash program to fund growth in margin lending, resulting in over $6 billion of Cash Sweep balances moving to Cash and Deposits in the form of customer free credit balances.

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

Growth Rate and Annualized Growth Rate with respect to Net Deposits
Growth rate is calculated as aggregate Net Deposits over a specified 12 month period, divided by Total Platform Assets for the fiscal quarter that immediately precedes such 12 month period. Annualized growth rate is calculated as Net Deposits for a specified quarter multiplied by 4 and divided by Total Platform Assets for the immediately preceding quarter.

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

Supported Cryptocurrencies
We currently support trading in the following cryptocurrencies, where available(1):

Aave (AAVE)	Aerodrome Finance (AERO)	Arbitrum (ARB)	Aster (ASTER)*	Avalanche (AVAX)	Avantis (AVNT)*	Bitcoin (BTC)	Bitcoin Cash (BCH)
BNB (BNB)*	BONK (BONK)	Canton Coin (CC)	Cardano (ADA)	cat in a dogs world (MEW)*	Chainlink (LINK)	CHIP (CHIP)*	Compound (COMP)
Curve DAO (CRV)	Dogecoin (DOGE)	Dogwifhat (WIF)	EigenCloud (EIGEN)*	Ethena (ENA)	Ethereum (ETH)	Ethereum Classic (ETC)	Floki (FLOKI)*
Global Dollar (USDG)*	Hedera (HBAR)	Hyperliquid (HYPE)*	Immutable (IMX)	LayerZero (ZRO)*	Lido DAO (LDO)	Lighter (LIT)*	Litecoin (LTC)
Mantle (MNT)	Maple Finance (SYRUP)	Moo Deng (MOODENG)*	NEAR Protocol (NEAR)	OFFICIAL TRUMP (TRUMP)*	Ondo (ONDO)*	Onyxcoin (XCN)	Optimism (OP)
Peanut the Squirrel (PNUT)*	Pepecoin (PEPE)	Plasma (XPL)*	Polkadot (DOT)	Popcat (POPCAT)*	Pudgy Penguins (PENGU)*	Pyth Network (PYTH)	Raydium (RAY)
Orca (ORCA)	Pax Gold (PAXG)*	Render (RENDER)	Seeker (SKR)	SEI (SEI)	Quant (QNT)	Shiba Inu (SHIB)	Sky (SKY)*
Solana (SOL)	Stellar Lumens (XLM)	SUI (SUI)	Synthetix (SNX)*	Tezos (XTZ)	The Graph (GRT)	Toncoin (TON)*	Uniswap (UNI)
USD Stablecoin (USDC)**	Virtuals Protocol (VIRTUAL)	World Liberty Financial (WLFI)*	Wormhole (W)	XRP (XRP)	Zcash (ZEC)	Zora (ZORA)*
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

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Robinhood Markets, Inc. (“RHM” and, together with its subsidiaries, “we,” “us,” “Robinhood,” or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:

•our plans to accelerate delivery of futures and derivative product offerings, including prediction markets;
•our expectations regarding legal and regulatory proceedings and investigations;
•our intent to continue expanding our operations outside of the United States;

•that we are continuously introducing new products and diversifying our services that further expand access to the financial system;

•our expectations regarding legislative developments and their impact on us, including with respect to the CLARITY Act, and the Guiding and GENIUS Act;

•our expectation that management will exclude Bitstamp from its assessment of internal control over financial reporting for 2025;

•our expectations about adapting our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors when pursuing such expansion;

•the Repurchase Program and our current expectations with respect to timing;

•our belief that, based on our current level of operations, our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months; and

•our expectations regarding RVI and the Funds (as defined below), including that RHV expects to serve as investment adviser to additional investment vehicles registered under the 1940 Act in the future and that we expect to continue making balance sheet investments to provide seed or other capital to certain Funds during their early fundraising stages;

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

Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Quarterly Report titled “Risk Factors” and our other filings with the SEC, all of which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Quarterly Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Robinhood assumes no obligation to update any of the statements in this Quarterly Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Quarterly Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.

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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
(in millions, except share and per share data)	2025	2026
Assets
Current assets:
Cash and cash equivalents	$4,261	$5,012
Cash, cash equivalents, and securities segregated under federal and other regulations	5,749	10,874
Receivables from brokers, dealers, and clearing organizations	426	484
Receivables from users, net	17,994	18,115
Securities borrowed	2,408	3,355
Deposits with clearing organizations	702	694
User-held fractional shares	3,782	3,819
Deferred customer match incentives	185	207
Other current assets, including current prepaid expenses of $127 as of December 31, 2025 and $182 as of March 31, 2026	798	853
Total current assets	36,305	43,413
Property, software, and equipment, net	154	162
Goodwill	385	401
Intangible assets, net	168	203
Non-current deferred customer match incentives	428	522
Other non-current assets, including non-current prepaid expenses of $11 as of December 31, 2025 and March 31, 2026	697	773
Total assets	$38,137	$45,474
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$463	$522
Payables to users	11,986	16,780
Securities loaned	11,626	13,387
Fractional shares repurchase obligation	3,782	3,819
Other current liabilities	914	1,046
Total current liabilities	28,771	35,554
Other non-current liabilities	215	232
Total liabilities	28,986	35,786
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and March 31, 2026.	—	—
Class A common stock, $0.0001 par value. 21,000,000,000 shares authorized, 790,331,696 shares issued and outstanding as of December 31, 2025; 21,000,000,000 shares authorized, 791,097,939 shares issued and outstanding as of March 31, 2026.	—	—
Class B common stock, $0.0001 par value. 700,000,000 shares authorized, 110,996,736 shares issued and outstanding as of December 31, 2025; 700,000,000 shares authorized, 110,120,620 shares issued and outstanding as of March 31, 2026.	—	—
Class C common stock, $0.0001 par value. 7,000,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and March 31, 2026.	—	—
Additional paid-in capital	11,284	11,119
Accumulated other comprehensive income	8	2
Accumulated deficit	(2,152)	(1,802)
Non-controlling interests	11	369
Total stockholders’ equity	9,151	9,688
Total liabilities and stockholders’ equity	$38,137	$45,474
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2025	2026
Revenues:
Transaction-based revenues	$583	$623
Net interest revenues	290	359
Other revenues	54	85
Total net revenues	927	1,067

Operating expenses:
Brokerage and transaction	50	60
Technology and development	214	241
Operations	31	38
Provision for credit losses	24	36
Marketing	105	107
General and administrative	133	174
Total operating expenses	557	656

Other income, net	1	—
Income before income taxes	371	411
Provision for income taxes	35	65
Net income	$336	$346
Less: Net income (loss) attributable to non-controlling interests	—	(4)
Net income attributable to Robinhood	$336	$350
Net income attributable to Robinhood common stockholders:
Basic	$336	$350
Diluted	$336	$350
Net income per share attributable to Robinhood common stockholders:
Basic	$0.38	$0.39
Diluted	$0.37	$0.38
Weighted-average shares used to compute net income per share attributable to Robinhood common stockholders:
Basic	884,577,603	899,154,939
Diluted	909,241,619	915,038,823
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2026
Net income	$336	$346
Other comprehensive income (loss), net of tax:
Foreign currency translation	1	(6)
Total other comprehensive income (loss), net of tax	1	(6)
Total comprehensive income	$337	$340
Less: Total comprehensive income (loss) attributable to non-controlling interests	—	(4)
Total comprehensive income attributable to Robinhood	$337	$344
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2026
Operating activities:
Net income	$336	$346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20	23
Provision for credit losses	24	36
Deferred income taxes	—	34
Share-based compensation	73	92
Other	4	3
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	397	(3,953)
Receivables from brokers, dealers, and clearing organizations	206	(60)
Receivables from users, net	(911)	(44)
Securities borrowed	(878)	(947)
Deposits with clearing organizations	(152)	8
Current and non-current prepaid expenses	(13)	(54)
Current and non-current deferred customer match incentives	(56)	(116)
Other current and non-current assets	351	138
Accounts payable and accrued expenses	(124)	(69)
Payables to users	(332)	4,793
Securities loaned	1,635	1,761
Other current and non-current liabilities	62	47
Net cash provided by operating activities	642	2,038
Investing activities:
Purchases of property, software, and equipment	(2)	(9)
Capitalization of internally developed software	(9)	(9)
Consideration transferred for business acquisitions and asset acquisitions	(175)	(71)
Cash, cash equivalents, and segregated cash acquired in business acquisitions and asset acquisitions	25	18
Purchases of non-marketable securities	—	(92)
Proceeds from maturities of held-to-maturity investments	208	—
Purchases of credit card receivables by Credit Card Funding Trust	(549)	(2,520)
Collections of purchased credit card receivables	511	2,399
Net cash provided by (used in) investing activities	9	(284)
Financing activities:
Proceeds from exercise of stock options	7	2
Proceeds from issuance of RVI common stock in connection with initial public offering, net of offering costs	—	312
Taxes paid related to net share settlement of equity awards	(120)	(13)
Repurchase of Class A common stock	(322)	(250)
Borrowings by the Credit Card Funding Trust	24	117
Change in principal collected from customers due to Coastal Bank	10	(2)
Repayments on borrowings by the Credit Card Funding Trust	—	(15)
Payments of debt issuance costs	(16)	(12)
Contributions from noncontrolling interests	—	41
Net cash provided by (used in) financing activities	(417)	180
Effect of foreign exchange rate changes on cash and cash equivalents	1	(6)
Net increase in cash, cash equivalents, segregated cash, and restricted cash	235	1,928
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	8,695	9,893
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$8,930	$11,821

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,416	$5,012
Segregated cash and cash equivalents, end of the period	4,442	6,721
Restricted cash in other current assets, end of the period	54	74
Restricted cash in other non-current assets, end of the period	18	14
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$8,930	$11,821
Supplemental disclosures:
Cash paid for interest	$9	$15
Cash paid for income taxes, net of refund received	$29	$70
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2024	884,492,983	$—	$12,008	$(1)	$(4,035)	$7,972
Net income	—	—	—	—	336	336
Issuance of common stock in connection with stock option exercises	1,703,994	—	7	—	—	7
Issuance of common stock in connection with warrants exercises, net of shares withheld	417,253	—	—	—	—	—
Issuance of common stock in connection with business combination	2,049,711	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	3,079,213	—	(120)	—	—	(120)
Repurchase and retirement of Class A common stock	(7,168,369)	—	(322)	—	—	(322)
Change in other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	—	79	—	—	79
Balance as of March 31, 2025	884,574,785	$—	$11,652	$—	$(3,699)	$7,953

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling Interests	Total stockholders’ equity
(in millions, except for number of shares)	Shares	Amount
Balance as of December 31, 2025	901,328,432	$—	$11,284	$8	$(2,152)	$11	$9,151
Net income (loss)	—	—	—	—	350	(4)	346
Issuance of common stock in connection with stock option exercises	487,318	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	2,490,347	—	(13)	—	—	—	(13)
Repurchase and retirement of Class A common stock	(3,087,538)	—	(250)	—	—	—	(250)
Change in other comprehensive loss	—	—	—	(6)	—	—	(6)
Share-based compensation	—	—	96	—	—	—	96
Issuance of RVI common stock in connection with initial public offering, net of offering costs	—	—	—	—	—	312	312
Noncontrolling interests recognized in connection with business combination	—	—	—	—	—	9	9
Capital contributions from a partner	—	—	—	—	—	41	41
Balance as of March 31, 2026	901,218,559	$—	$11,119	$2	$(1,802)	$369	$9,688

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

We are continuously introducing new products and diversifying our services that further expand access to the financial system. In February 2025, we acquired TradePMR, a custodial and portfolio management platform for RIAs. In March 2025, we launched Robinhood Strategies, a digital investment advisory service that offers tailored, expert-managed, and goal-based portfolios directly within our mobile platform, featuring low and capped fees. In June 2025, we acquired Bitstamp, a globally-scaled cryptocurrency exchange with institutional and retail customers. In September 2025, we launched RVI a closed-end fund that aims to offer retail investors exposure to private companies at the frontiers of their respective industries. On March 6, 2026, RVI launched its IPO and commenced trading on the NYSE. Following the IPO, we continue to consolidate RVI and hold approximately 52% of RVI as of March 31, 2026, with the remaining interest held by public shareholders and presented as noncontrolling interests.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion, include all adjustments, including normal recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (“2025 Form 10-K”).
There have been no material changes in our significant accounting policies as described in our audited consolidated financial statements included in our 2025 Form 10-K, other than as disclosed below. The unaudited condensed consolidated financial statements include the accounts of RHM and its wholly-owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements taken as a whole and had no impact on previously reported total assets, total liabilities and net income.
Principles of Consolidation
We consolidate entities in which we have a controlling financial interest. We first evaluate whether the entity is a voting interest entity or a VIE. We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. We continuously monitor if any changes in the interest or relationship with the entity may impact the determination of whether we are still the primary beneficiary and require us to revise our previous conclusion. We consolidate a voting interest entity if we can exert control over the financial and operating policies of an investee. Other parties’ equity investments are reported as non-controlling interests. In November 2025, we established a joint venture, Rothera, in partnership with SIG, that acquired 90% of the issued and outstanding equity of MIAXdx on January 20, 2026. We consolidate the financial results into our consolidated financial statements due to our ability to exert control over the financial and operating policies of the joint venture.
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers and exchanges in excess of 10% of total net revenues, as follows:

	Three Months Ended March 31,
	2025	2026
Market makers and exchanges:
Citadel Securities, LLC	12%	15%
B2C2 USA Inc.	12%	—%
Wintermute Trading Ltd	11%	—%
All others individually less than 10%	28%	33%
Total as percentage of total net revenues	63%	48%

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the three months ended March 31, 2026 that materially impacted our unaudited condensed consolidated financial statements and related disclosures.
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
The acquisition date fair value of the consideration transferred for TradePMR was approximately $169 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of 2,049,711 unvested shares of the Company’s Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. These shares are not part of the equity incentive plans described in Note 11 - Common Stock and Stockholders’ Equity.
The following table summarizes the final purchase price allocation of assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the first quarter of 2026, we finalized the purchase price allocation based on changes in management’s estimates and assumptions which did not have a significant impact on the initial purchase price allocation

(in millions)	Fair Value
Cash and cash equivalents	$25
Receivables from users, net	5
Prepaid expenses	1
Other current assets	9
Other non-current assets	3
Goodwill	105
Intangible assets	81
Accounts payable and accrued expenses	(1)
Other current liabilities	(21)
Other non-current liabilities	(38)
Net assets acquired	$169
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
Acquisition of MIAXdx
In November 2025, we established a joint venture, Rothera, in partnership with SIG, that acquired 90% of the issued and outstanding equity of MIAXdx on January 20, 2026. Following closing, Rothera renamed MIAXdx to Rothera E&C.

The total consideration paid for the acquisition was approximately $79 million in cash. As MIAXdx was acquired through our joint venture, Rothera, SIG contributed $41 million toward the purchase price and related expenses.
The purchase price allocation is based on a preliminary valuation and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available, during the measurement period (up to one year from the acquisition date). The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Fair Value
Cash and cash equivalents	$1
Cash and securities segregated under federal and other regulations	17
Prepaid expenses	1
Goodwill	23
Intangible assets	47
Payable to users	(1)
Non-controlling interests	(9)
Total purchase price	$79
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to anticipated operational synergies. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Licenses	$47	N/A
The fair value of the licenses acquired was estimated using the replacement cost method of the cost approach. This method reflects the cost a market participant would incur to re-create the licenses as of the acquisition date.
Pro forma results of operations for MIAXdx have not been presented as the effect of this acquisition was not material to our consolidated financial statements.

Pending Acquisitions
On May 12, 2025, we entered into an agreement to acquire all outstanding equity of WonderFi, a Canadian leader in digital asset products and services, for C$0.36 per share, representing a total equity value of approximately $180 million. The pending acquisition is subject to customary closing conditions, including regulatory approvals.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in millions)	Carrying Amount
As of December 31, 2025	$385
Additions	23
Measurement period adjustment	(6)
Foreign currency translation adjustment	(1)
As of March 31, 2026	$401
There was no impairment of goodwill during the three months ended March 31, 2026.
Intangible Assets
The components of intangible assets, net as of March 31, 2026 were as follows:

(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Developed technology	$99	$(31)	$68	4.19
Customer relationships	63	(8)	55	11.43
Trade names	3	(2)	1	2.23
Indefinite-lived intangible assets	79	—	79	N/A
Total	$244	$(41)	$203
Amortization expense of intangible assets was $7 million for the three months ended March 31, 2026. There was an immaterial impairment of intangible assets during the three months ended March 31, 2026.
As of March 31, 2026, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
Remainder of 2026	$20
2027	22
2028	19
2029	18
2030	12
Thereafter	33
Total	$124

NOTE 5: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended March 31,
(in millions)	2025	2026
Transaction-based revenues:
Options	$240	$260
Cryptocurrencies	252	134
Event contracts	3	104
Equities	56	82
Other	32	43
Total transaction-based revenues	583	623

Net interest revenues:
Margin interest	110	193
Interest on segregated cash, cash equivalents, securities, and deposits, net	56	58
Cash Sweep	48	45
Interest on corporate cash and investments	49	34
Credit card, net	10	32
Securities lending, net	23	4
Interest expenses related to credit facilities	(6)	(8)
Other	—	1
Total net interest revenues	290	359

Other revenues:
Gold subscription revenues	38	50
Proxy revenues	9	8
Other	7	27
Total other revenues	54	85

Total net revenues	$927	$1,067
The following table presents interest revenue earned and interest expense paid from securities lending:

	Three Months Ended March 31,
(in millions)	2025	2026
Interest revenue	$100	$97
Interest expense	(77)	(93)
Securities lending, net	$23	$4

The following table presents interest revenue earned from segregated cash, cash equivalents, securities, and deposits, and interest expense paid to users on uninvested cash and option deposits:

	Three Months Ended March 31,
(in millions)	2025	2026
Interest revenue	$56	$82
Interest expense	—	(24)
Interest on segregated cash, cash equivalents, securities, and deposits, net	$56	$58
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
As of March 31, 2026, contract liabilities include $47 million of unearned Robinhood Gold subscription revenue, recognized when users remit cash payments in advance of the time we satisfy our performance obligations. The unearned subscription revenue was recorded as other current liabilities on the unaudited condensed consolidated balance sheets. Contract liabilities also include $15 million of TradePMR performance obligations acquired as part of the TradePMR acquisition, with $8 million recorded in other current liabilities and $7 million in other non-current liabilities which was recorded on the unaudited condensed consolidated balance sheets. This liability represents consideration received in advance of satisfying the related performance obligations and is subject to repayment if certain contractual conditions are not met.

The table below sets forth contract receivables and liabilities balances for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2026	$185	$57
End of the period, March 31, 2026	179	62
Changes during the period	$(6)	$5
The difference between the opening and ending balances of our contract receivables was primarily driven by lower cryptocurrency transaction-based revenues due to decreased trading volumes and timing differences between our performance and counterparty payments, partially offset by an increase in unbilled receivables.
The difference between the opening and ending balances of our contract liabilities was primarily driven by an increase in Robinhood Gold Card users, and Robinhood Gold Subscribers, partially offset by the recognition of a portion of TradePMR’s performance obligation, as well as timing differences between our performance and customer billing.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses, which is primarily related to fraudulent activities, included in receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended March 31,
(in millions)	2025	2026
Beginning balance	$14	$16
Provision for credit losses	11	5
Write-offs	(10)	(6)
Recoveries	1	—
Ending Balance	$16	$15
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

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Three Months Ended March 31,
(in millions)	2025	2026
Beginning balance	$40	$41
Provision for credit losses	7	7
Payments to Coastal Bank	(8)	(6)
Recoveries	—	1
Ending balance	$39	$43

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Three Months Ended March 31,
(in millions)	2025	2026
Beginning balance	$11	$56
Provision for credit losses	6	24
Write-offs	(2)	(9)
Recoveries	$—	$2
Ending balance	$15	$73
The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $9 million and $10 million as of December 31, 2025, and as of March 31, 2026, were not included in the tables below.

(in millions, except for percentages)	December 31, 2025
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total past due receivables	Total Receivables
On-balance sheet	$814	$18	$8	$26	$840
Off-balance sheet	177	15	8	23	200
Total credit card loans	$991	$33	$16	$49	$1,040
% of Total loans	95%	3%	2%	5%	100%

(in millions, except for percentages)	March 31, 2026
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total past due receivables	Total Receivables
On-balance sheet	$877	$27	$12	$39	$916
Off-balance sheet	193	15	8	23	216
Total credit card loans	$1,070	$42	$20	$62	$1,132
% of Total loans	95%	3%	2%	5%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers’ financial condition. The key indicator we monitor when assessing the credit quality and risk is customers’ credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2025 and March 31, 2026. Our receivables by FICO scores:

	December 31,		March 31,
(in millions, except FICO scores)	2025	% of Total loans	2026	% of Total loans
Below 640	$26	3%	$37	3%
640-690	202	19%	234	21%
Greater than 690	812	78%	861	76%
Total credit card loans	$1,040	100%	$1,132	100%

NOTE 7: INVESTMENTS AND FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$52	$—	$—	$52
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	311	—	—	311
Foreign Treasury securities	53	—	—	53
Deposits with clearing organizations:
U.S. Treasury securities(1)	1	—	—	1
Other current assets:
U.S. Treasury securities (2)	200	—	—	200
Stablecoin	152	—	—	152
Equity securities - securities owned	28	—	—	28
Other non-current assets:
Non-marketable securities (3)	—	—	232	232
Money market funds - escrow account	2	—	—	2
User-held fractional shares	3,782	—	—	3,782
Total financial assets	$4,581	$—	$232	$4,813

Liabilities
Fractional shares repurchase obligations	$3,782	$—	$—	$3,782
Total financial liabilities	$3,782	$—	$—	$3,782

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$371	$—	$—	$371
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	4,414	—	—	4,414
Foreign Treasury securities	52	—	—	52
Deposits with clearing organizations:
U.S. Treasury securities(1)	1	—	—	1
Other current assets:
Stablecoin	153	—	—	153
Equity securities - securities owned	29	—	—	29
Other non-current assets:
Non-marketable securities (3)	—	—	323	323
Money market funds - escrow account	2	—	—	2
User-held fractional shares	3,819	—	—	3,819
Total financial assets	$8,841	$—	$323	$9,164

Liabilities
Fractional shares repurchase obligations	$3,819	$—	$—	$3,819
Total financial liabilities	$3,819	$—	$—	$3,819

____________________________
(1) As of December 31, 2025 and March 31, 2026, $1 million of our U.S. Treasury securities are deposited with an exchange to enable the execution, clearing, and settlement of event contracts.
(2) Classified as trading securities in which the amortized cost approximates fair value as of December 31, 2025.
(3) Represents non-marketable equity securities for which RHV is the advisor.
Investments in non-marketable equity securities
The following table sets forth a summary of the changes in the estimated fair value of investments in non-marketable equity securities classified as a Level 3 in the fair value hierarchy for which RHV is the advisor:

March 31,
(in millions)	2026
Beginning of period, January 1, 2026	$232
Purchases during the period	91
Net unrealized gains (losses)	—
End of period, March 31, 2026	$323
During the three months ended March 31, 2026, we did not have any transfers in or out of Level 3 assets or liabilities.

Investments for which RHV is the advisor measured using Level 3 inputs primarily consist of investments in privately-held investments. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. When a recent financing transaction occurs and represents fair value, the Company also uses the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company’s own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction and any more recent observed transactions in the instruments issued by the investee company as well as any updates regarding the investee company’s performance. As of March 31, 2026, the Company determined the fair value of investments for which RHV is the advisor based on recent financing transactions of each of the investees.

NOTE 8: INCOME TAXES

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026
Income before income taxes	$371	$411
Provision for income taxes	35	65
Effective tax rate	9.4%	15.8%
Our tax provision for interim periods is determined using an estimated annual ETR, adjusted for discrete items arising in the period. In each quarter, we update our estimated annual ETR and make a year-to-date calculation of the provision.
For the three months ended March 31, 2025 and March 31, 2026, the ETR was lower than the U.S. federal statutory rate primarily due to excess tax benefits from SBC.
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence for the three months ended March 31, 2026, we believe it is more likely than not that the tax benefits of our California, certain other U.S. states and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.
NOTE 9: SECURITIES BORROWING AND LENDING
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities is presented gross on our unaudited condensed consolidated balance sheets.
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

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2025 and March 31, 2026:

	December 31,	March 31,
(in millions)	2025	2026
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$2,408	$3,355
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	2,408	3,355
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	2,408	3,355
Fair value of securities borrowed from users and third parties	(2,346)	(3,456)
Net amount	$62	$(101)

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$11,626	$13,387
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	11,626	13,387
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	11,626	13,387
Fair value of securities pledged to counterparties	(10,902)	(13,342)
Net amount	$724	$45
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2025 and March 31, 2026, we were permitted to re-pledge securities with a fair value of $23.62 billion and $23.75 billion under margin account agreements with users, and securities with insignificant fair value that we borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2025 and March 31, 2026, we were permitted to borrow securities with a fair value of $75.88 billion and $73.59 billion including securities with a fair value of $2.35 billion and $3.52 billion that we had borrowed from users.
As of December 31, 2025 and March 31, 2026, we had re-pledged securities with a fair value of $10.90 billion and $13.34 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2025 and March 31, 2026, we had re-pledged $2.83 billion and $2.75 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 10: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Revolving Credit Facilities
RHM March 2026 Credit Agreement
On March 9, 2026, RHM entered into the RHM March 2026 Credit Agreement, amending and restating the unsecured revolving line of credit entered into in March 2024 and first amended in March 2025 (refer to Note 11 - Financing Activities and Off-Balance Sheet Risk, of the 2025 Form 10-K for more information). The RHM March 2026 Credit Agreement has an initial commitment of $1.0 billion with a maturity date of March 21, 2028. Under circumstances described in the RHM March 2026 Credit Agreement, the aggregate commitments may be increased from time to time by up to $500 million in the aggregate (the “Accordion”), for a total commitment of up to $1.50 billion. Borrowings under the RHM March 2026 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term SOFR plus an applicable margin rate of 1.50%. For purposes of the RHM March 2026 Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount.
RHS March 2026 Credit Agreement
On March 20, 2026, RHS, our wholly-owned subsidiary, entered into the RHS March 2026 Credit Agreement among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the $2.65 billion 364-day senior secured revolving credit facility entered into in March 2025 (refer to Note 11 - Financing Activities and Off-Balance Sheet Risk, of the 2025 Form 10-K for more information).
The RHS March 2026 Credit Agreement provides for a 364-day senior secured revolving credit facility with a total commitment of $3.25 billion. Under circumstances described in the RHS March 2026 Credit Agreement, the aggregate commitments may be increased by up to $1.625 billion via an accordion feature, for a total commitment of $4.875 billion. Borrowings under the credit facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof, with each tranche being secured by different assets of RHS as set forth in the RHS March 2026 Credit Agreement. Borrowings under the RHS March 2026 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple SOFR (as defined in the RHS March 2026 Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the RHS March 2026 Credit Agreement) and (iii) the Overnight Bank Funding Rate (as defined in the RHS March 2026 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.45%.
The RHS March 2026 Credit Agreement requires RHS to maintain a minimum consolidated tangible net worth and a minimum excess net capital, and subjects RHS to a specified limit on minimum net capital to aggregate debit items. In addition, the RHS March 2026 Credit Agreement contains certain customary affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. Amounts due under the RHS March 2026 Credit Agreement may be accelerated upon an “event of default,” as defined in the RHS March 2026 Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods.
As of December 31, 2025 and March 31, 2026, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.
Credit Card Funding Trust
Under terms of the Coastal Bank Program Agreement (discussed below), Robinhood Credit. has the ability to purchase credit card receivables originated and held for a period of time by Coastal Bank. Robinhood Credit continues to earn interest from customers and uses these purchased credit card receivables as collateral under a trust structure to access debt financing in the ordinary course of business. To help facilitate these transactions, we created a VIE known as the Trust.
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
As of March 31, 2026, the Trust had five arrangements in place: (1) to borrow up to $200 million from Barclays, (2) to borrow up to $150 million from SVB, (3) to borrow up to $300 million from WF, (4) to borrow up to $300 million from Truist Bank, and (5) to borrow up to $300 million from Goldman Sachs, which was a new borrowing agreement entered into on February 27, 2026.
Under the Barclays arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $200 million during the revolving period, which ends in November 2026. During this period, borrowings bear interest at Barclays’ commercial paper rate plus 1.75% and undrawn amounts accrue an undrawn fee at rates between 0.25% and 0.35%, depending on utilization. After the revolving period ends, the facility enters an amortization period during which no new borrowings are permitted, and the Trust repays the outstanding balance. The interest margin increases during this amortization phase. In November 2025, the interest rate was renegotiated to Barclays’ commercial paper rate plus 1.30%, and undrawn amounts accrue an undrawn fee at rates between 0.275% and 0.325%,
Under the SVB arrangement, the Trust may borrow, repay, and re-borrow up to a committed amount of $150 million during the revolving period, which ends in April 2027. During this period, borrowings bear interest at a rate equal to the one-month Term SOFR plus 1.50%, and undrawn amounts accrue at a rate of 0.25%.
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
Under the Goldman Sachs arrangement, the Trust may borrow, repay and re-borrow up to a committed amount of $300 million during the revolving period, which ends in February 2029. During this period, borrowings bear interest at a rate equal to the Term SOFR (as defined in the Goldman Sachs arrangement) plus 1.40%. After the revolving period ends, the facility enters a controlled amortization period where interest increases to a rate equal to the Term SOFR plus 1.9%. Undrawn amounts accrue an undrawn fee at rates between 0.275% and 0.325%, depending on utilization.
As of December 31, 2025, the weighted average interest rate of the SVB, Barclays, WF, and Truist Bank arrangements was 6.16%. As of March 31, 2026, the weighted average interest rate of the SVB, Barclays, WF, Truist Bank, and Goldman Sachs arrangements was 5.13%. As of December 31, 2025 and during the three months ended March 31, 2026, the Trust purchased $5.2 billion and $2.5 billion of credit card receivables. As of December 31, 2025 and March 31, 2026, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $786 million and $845 million, and the outstanding balance of borrowing principal and interest was $602 million and $703 million. For the three months ended March 31, 2025 and 2026, the net interest revenue of the Trust was $4 million and $27 million.
On April 7, 2026, the Trust entered into additional arrangement with Mizuho. Under this arrangement, the Trust can borrow up to $300 million during the revolving period, which ends in April 2029. During this period, borrowings bear interest at a rate equal to the one-month Term SOFR plus 1.40%. Undrawn amounts accrue an undrawn fee at rates between 0.20% and 0.325%, depending on utilization.

Off-Balance Sheet Risk
Coastal Bank Program Agreement
Under a program agreement between us and Coastal Bank (the “Program Agreement”) most recently amended in March 2026, Coastal Bank may fund up to $500 million of credit card receivables. Robinhood Credit pays Coastal Bank interest based on the average balance of advances during the month at the federal funds rate plus a margin of 2.65% on the first $300 million and 1.15% on such amounts in excess of $300 million.

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of March 31, 2026, the off-balance sheet credit card receivables funded under the Program Agreement was $216 million.

Transaction Settlement

Our users have ownership of the securities they transact on our platforms, including those that collateralize margin loans, and, as a result, such securities are not presented on our unaudited condensed consolidated balance sheets. In the normal course of business, we engage in activities involving settlement and financing of securities transactions. User securities transactions are recorded on a settlement date basis. The settlement date for equities and options is one business day after the trade date. These activities may expose us to off-balance sheet risk in the event that the other party to the transaction is unable to fulfill its contractual obligations. In such events, we may be required to purchase financial instruments at prevailing market prices in order to fulfill our obligations.

Cryptocurrency Held in Custody on Behalf of Users

We hold cryptocurrencies in custody on behalf of our users which includes staked assets on our platform, totaling $38.2 billion and $30.5 billion at fair value at December 31, 2025 and March 31, 2026, and these assets were not recorded on our unaudited condensed consolidated balance sheets. The fair value was determined based on observed market pricing representing the last price executed for trades of each cryptocurrency at period ends. We also considered whether a liability representing anticipated losses from crypto assets that we hold in custody on behalf of users should be recognized and determined the likelihood of such losses was remote. As such, we did not record a liability at December 31, 2025 and March 31, 2026.

NOTE 11: COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of March 31, 2026, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of March 31, 2026, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 8.74 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. For the three months ended March 31, 2026, no warrants were exercised via net settlement, resulting in no shares of Class A common stock issued, and the maximum purchase amount of all remaining outstanding warrants was $232 million.
Share Repurchase Program
On March 24, 2026, the Company announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1.5 billion of its outstanding Class A common stock. The Repurchase Program replaced the Prior Repurchase Program and is inclusive of amounts that remained available for repurchase under the Prior Repurchase Program which were rolled over into the Repurchase Program, and represents more than $1.1 billion of incremental capacity. While the Repurchase Program does not have an expiration date, management currently expects to conduct the Repurchase Program over a period of approximately three years, beginning in the first quarter of 2026.
The timing and amount of repurchase transactions will be determined by us from time to time at our discretion based on our evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. For the three months ended March 31, 2026, we repurchased approximately 3 million shares of our Class A common stock for $250 million.
Equity Incentive Plans
2021 Omnibus Incentive Plan
Our 2021 Plan became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs, NSOs, SARs, RSAs, RSUs, performance units, and other equity-based awards) and cash-based awards.
As of March 31, 2026, an aggregate of 537 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 177 million shares had been issued under the plans, 13 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 347 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition. The following table summarizes the activity related to our Time-Based RSUs for the three months ended March 31, 2026, which is the period we grant our company-wide annual refresh grants:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2025	7,646,387	$29.92
Granted	6,084,377	75.81
Vested	(2,651,734)	27.76
Forfeited	(478,091)	50.02
Unvested at March 31, 2026	10,600,939	$55.89
Acquisition of TradePMR
In connection with the acquisition of TradePMR, we issued 2,049,711 unvested shares of Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, that will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. These shares are not part of the equity incentive plans described above. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. The following table summarizes the activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2025	2,049,711	$48.85
Issued	—	—
Vested	(614,911)	48.85
Forfeited	—	—
Unvested at March 31, 2026	1,434,800	$48.85
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2025	2026
Brokerage and transaction	$2	$3
Technology and development	44	40
Operations	1	1
Marketing	2	2
General and administrative	24	46
Total(1)	$73	$92
________________
(1)For the three months ended March 31, 2025 and 2026, SBC expense primarily consisted of $70 million and $74 million related to Time-Based RSUs.
We have capitalized SBC expense related to internally developed software of $6 million and $4 million during the three months ended March 31, 2025 and 2026.
As of March 31, 2026, there was $627 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.18 years.

NOTE 12: NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

(in millions, except share and per share data)	Three Months Ended March 31,
	2025		2026
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$291	$45	$304	$42
Less: Net income (loss) attributable to non-controlling interests	—	—	(3)	(1)
Net income attributable to Robinhood common stockholders	$291	$45	$307	$43
Denominator
Weighted-average common shares outstanding - basic	767,148,225	117,429,378	788,863,289	110,291,650
Basic EPS	$0.38	$0.38	$0.39	$0.39

Diluted EPS:
Numerator
Net income	$291	$45	$304	$42
Less: Net income (loss) attributable to non-controlling interests	—	—	(3)	(1)
Net income attributable to Robinhood common stockholders	291	45	307	43
Reallocation of net income (loss) as a result of conversion of Class B to Class A common stock	45	—	43	—
Reallocation of net income (loss) to Class B common stock	—	(1)	—	(1)
Net income attributable to Robinhood common stockholders for diluted EPS	$336	$44	$350	$42
Denominator
Weighted-average common shares outstanding - basic	767,148,225	117,429,378	788,863,289	110,291,650
Dilutive effect of stock options and unvested shares	24,664,016	—	15,883,884	—
Conversion of Class B to Class A common stock	117,429,378	—	110,291,650	—
Weighted-average common shares outstanding - diluted	909,241,619	117,429,378	915,038,823	110,291,650
Diluted EPS	$0.37	$0.37	$0.38	$0.38
The following potential common shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

	Three Months Ended March 31,
	2025	2026
Market-Based RSUs	11,065,463	—
Time-Based RSUs	30,542	117,099
Total anti-dilutive securities	11,096,005	117,099

NOTE 13: LEASES
Our operating leases are substantially comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	March 31,
(in millions)	Classification	2025	2026
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$182	$181

Lease liabilities:
Current operating lease liabilities	Other current liabilities	22	21
Non-current operating lease liabilities	Other non-current liabilities	199	202
Total lease liabilities		$221	$223
Cash flows related to leases were as follows:

	Three Months Ended March 31,
(in millions)	2025	2026
Operating cash flows:
Payments for operating lease liabilities	$7	$7
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$9	$5
NOTE 14: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $71 million as of December 31, 2025 and $79 million as of March 31, 2026. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
Legal and Regulatory Matters
The securities industry, and many other industries in which we operate, are highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increase in litigation and regulatory investigations involving the brokerage, cryptocurrency, derivatives, advisory and credit card industries. Litigation has included and may in the future include class action suits that generally seek substantial and, in some cases, punitive damages. Federal and state regulators, exchanges, other SROs, or international regulators investigate issues related to regulatory compliance that may result in enforcement action. We are also subject to periodic regulatory audits and inspections that have in the past and could in the future lead to enforcement investigations or actions.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of March 31, 2026 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the U.S. District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023. In March 2024, Plaintiffs filed a motion for class certification, which Robinhood opposed. In October 2024, the court denied class certification without prejudice. Plaintiffs filed a renewed motion for class certification in January 2025, which Robinhood is opposing. In June 2025, Robinhood agreed to a settlement in principle with plaintiffs, which has been preliminarily approved by the court.
State Regulatory Matters

The New York Attorney General is conducting an investigation into brokerage execution quality and collaring the prices of certain trade orders. The MSD is examining, among other things, RHF’s customer complaint supervision, the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024, and the offerings of presidential election and sports event contracts. We are cooperating with these investigations.

Brokerage Enforcement Matters
The FINRA Enforcement and Examination staff are conducting investigations related to, among other things, the disruptions experienced by BOATS during the Robinhood 24 Hour Market overnight trading session on August 4-5, 2024. The FDIC is investigating issues related to compliance with the EFTA. We are cooperating with these investigations.

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

RHM, RHF, RHS, and our CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the USAO, the DOJ, Antitrust Division, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. As previously disclosed, on March 6, 2025, we resolved FINRA’s investigation into these matters as part of the March 2025 FINRA Settlement (as defined above).

IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act. Plaintiff seeks unspecified compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. In January 2024, the court granted Robinhood’s motion to dismiss the second amended complaint without leave to amend. In February 2024, plaintiffs filed a notice of appeal to the Ninth Circuit. On August 29, 2025, the Ninth Circuit issued its opinion affirming in part and reversing in part the district court. Robinhood’s petition for rehearing en banc was denied. In February 2026, Robinhood filed for a writ of certiorari in the United States Supreme Court.
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
Event Contracts Litigation
In June 2025, RHM and RHD were sued along with several co-defendants, in state court in six states (Georgia, Illinois, Kentucky, Massachusetts, Ohio and South Carolina) by Georgia Gambling Recovery LLC, Illinois Gambling Recovery LLC, Kentucky Gambling Recovery LLC, Massachusetts Gambling Recovery LLC, Ohio Gambling Recovery LLC, and South Carolina Gambling Recovery LLC respectively. Each plaintiff asserts a claim under the respective state’s Statute of Anne, which are statutes that permit recovery of gambling losses under certain conditions, which vary by state. Each plaintiff seeks damages for losses allegedly sustained in trading certain event contracts, including damage multipliers in certain states, attorney’s fees and costs, and declaratory relief. Robinhood has removed all six cases to federal court. Each plaintiff is seeking to remand the matters. The court in Georgia denied plaintiff’s motion to remand and RHD has moved to dismiss the action. The courts in Kentucky and Ohio granted plaintiff’s motion to remand and RHD is moving or intends to move to dismiss the actions.
In July 2025, RHM and RHD, among others, were sued by the Blue Lake Rancheria, Chicken Ranch Rancheria of Me-Wuk Indians, and Picayune Rancheria of the Chukchansi Indians (the “Blue Lake plaintiffs”) in the U.S. District Court for the Northern District of California. The complaint alleges that certain event contracts offered by RHD are unlawful sports gambling activity. The Blue Lake plaintiffs allege several causes of action including violation of the Indian Gaming Regulatory Act, violation of tribal gaming Ordinances, civil violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), infringement of tribal sovereignty, and false advertising under the Lanham Act. The Blue Lake plaintiffs have asserted only the RICO cause of action against RHM and RHD. The complaint seeks injunctive relief, declaratory relief, damages, treble damages, costs, and attorney’s fees. In September 2025, the Blue Lake plaintiffs moved for a preliminary injunction. The court denied the motion and plaintiffs have appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. In the district court, Robinhood has moved to dismiss the action.
In August 2025, a similar suit was filed against RHM and RHD, among others, by the Ho-Chunk Nation in the U.S. District Court for the Western District of Wisconsin alleging substantially the same facts and causes of action and seeking substantially the same relief. The Ho-Chunk Nation is only asserting a claim for a civil violation of RICO against RHM and RHD. In December 2025, the plaintiff moved for a preliminary injunction, which Robinhood has opposed. Robinhood has also moved to dismiss the action.
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
New Jersey agreed to a preliminary injunction pending the outcome of its appeal in the Third Circuit of the grant of a preliminary injunction in a similar case brought by KalshiEx LLC. In April 2026, the Third Circuit ruled in favor of KalshiEx LLC. The parties are to submit a joint letter regarding the impact of the opinion on the preliminary injunction.
In Nevada, the court denied RHD’s motion for a preliminary injunction. Robinhood has agreed to cease offering new sports-related event contracts in Nevada as of December 1, 2025, and to take action to explore unwinding longer-duration open sports-related event contracts in Nevada, in exchange for the

State’s agreement to refrain from enforcing its state gaming laws during the pendency of RHD’s appeal. RHD has appealed the decision to the U.S. Court of Appeals for the Ninth Circuit and moved for an injunction pending appeal, both of which remain pending. Oral argument on appeal was heard on April 16, 2026.
In Massachusetts, the court initially dismissed RHD’s suit as unripe. RHD’s motion for reconsideration was granted. RHD filed an amended complaint and renewed its motion for a preliminary injunction. Massachusetts agreed to refrain from enforcing its state gaming laws pending: (1) a decision on RHD’s then-pending preliminary injunction motion; (2) a final decision on the injunction from a Massachusetts appellate court in KalshiEx’s state court enforcement litigation; and (3) any stay (if ordered) is lifted in KalshiEx’s state court enforcement litigation. The district court dismissed RHD’s amended complaint as unripe. RHD has appealed to the U.S. Court of Appeals for the First Circuit.
In March 2026, RHD filed suit in Michigan seeking injunctive relief from enforcement of Michigan’s state gaming laws. The motion for preliminary injunction is being briefed.
In March 2026, RHD filed suit in Washington seeking injunctive relief from enforcement of Washington’s state gaming laws.
On April 22, 2026, RHD and several co-defendants were sued in a putative class action in state court in Massachusetts by a purported Robinhood customer seeking to recover losses incurred as a result of sports-related event contract trading under Massachusetts’s Statute of Anne and a theory of unjust enrichment. Plaintiff seeks declaratory relief, injunctive relief, unspecified damages, interest,and attorney’s fees and costs.
On April 22, 2026, RHM and RHD were sued in a putative class action in U.S District Court for the Northern District of California. The plaintiffs, purported Robinhood customers, alleged that Robinhood’s sports-related event contracts violate California’s Unfair Competition Law, California’s Consumer Legal Remedies Act, New Jersey’s Statute of Anne, New Jersey’s Consumer Fraud Act, New York’s deceptive business practices and false advertising laws, New York’s Statute of Anne, and Michigan’s gambling loss recovery act, Michigan’s Consumer Protection Act, and further sought to recover damages under a theory of unjust enrichment. Plaintiffs seek declaratory relief, injunctive relief, unspecified damages including treble or punitive damages, restitution, disgorgement, attorney’s fees, interest and costs. .
On April 23, 2026, the State of Wisconsin filed a lawsuit against RHD, RHM, RHS, Kalshi, Inc., KalshiEx, LLC, Kalshi Klear,LLC, Kalshi Trading, LLC, Coinbase Global, Inc., and Coinbase Financial Markets,Inc., alleging that sports-related event contracts constitute illegal sports betting and are a public nuisance. Wisconsin seeks a declaratory judgment and a preliminary and permanent injunction preventing the defendants from offering sports-related event contracts in Wisconsin. The State of Wisconsin moved for a temporary injunction to enjoin Robinhood and its co-defendants from offering sports-related event contracts in Wisconsin. On April 24, 2026, the Kalshi defendants removed the case to the U.S. District Court for the Western District of Wisconsin with the consent of the Robinhood and Coinbase defendants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.
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
Data as of and for the three months ended March 31, 2025 and 2026 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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

Financial Results and Performance
With respect to the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:
•total net revenues increased 15% to $1,067 million compared to $927 million;
•net income attributable to Robinhood increased 4% to $350 million, compared to $336 million;
•diluted EPS increased 3% to $0.38, compared to $0.37;
•total operating expenses increased 18% to $656 million compared to $557 million;
•Adjusted EBITDA (non-GAAP) increased 14% to $534 million compared to $470 million;
•Funded Customers increased by 1.7 million, or 6%, to 27.4 million compared to 25.8 million, and Investment Accounts increased by 2.1 million, or 8%, to 29.1 million compared to 27.0 million;
•Total Platform Assets increased 39% to $307.3 billion compared to $220.6 billion, driven by continued Net Deposits, higher equity valuations, and acquired assets;
•Net Deposits were $17.7 billion, which translates to an annualized growth rate of 22% relative to Total Platform Assets at the end of the fourth quarter of 2025, compared to $18.0 billion, which translates to an annualized growth rate of 37% relative to Total Platform Assets at the end of the fourth quarter of 2024. Over the past twelve months, Net Deposits were $67.8 billion, a growth rate of 31% relative to Total Platform Assets at the end of the first quarter of 2025;
•ARPU increased 8% to $157 compared to $145; and
•Robinhood Gold Subscribers increased 36% to 4.34 million compared to 3.19 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments
In April 2026, we announced that Robinhood will serve as broker and sole initial trustee for the Trump Accounts on behalf of the U.S. Department of the Treasury. Robinhood will work with BNY, which has been selected by the U.S. Department of the Treasury as financial agent for Trump Accounts, to develop and operate the infrastructure required for Trump Accounts. This will include providing the necessary technology, building an intuitive front-end experience, creating educational resources, and managing customer support for Trump Accounts. These accounts will leverage Robinhood’s technology and infrastructure to power a standalone web and app experience designed uniquely for this initiative.

Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended March 31,
	2025	2026	% Change
Funded Customers(1) (in millions)	25.8	27.4	6%
Total Platform Assets(2) (in billions)	$220.6	$307.3	39%
Net Deposits (in billions)	$18.0	$17.7	NM
Annualized Growth Rate with respect to Net Deposits	37%	22%	NM
ARPU (in dollars)	$145	$157	8%
Robinhood Gold Subscribers (in millions)	3.19	4.34	36%
________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended March 31,
(in millions)	2025	2026	% Change
Beginning Funded Customers	25.2	27.0	7%
New Funded Customers	0.7	0.7	—%
Resurrected Customers	0.2	0.1	(50)%
Acquired customers	0.1	—	NM
Churned Customers	(0.4)	(0.4)	—%
Ending Funded Customers	25.8	27.4	6%
(2)The following table sets out the components of Total Platform Assets by type of asset:

	Three Months Ended March 31,
(in billions)	2025	2026	% Change
Equities	$125.5	$207.5	65%
Cryptocurrencies	27.5	30.5	11%
Options and futures	1.1	2.0	82%
RIA assets	41.3	42.6	NM
Cash held by Customers	34.0	41.6	22%
Receivables from Customers (primarily margin balances)	(8.8)	(16.9)	92%
Total Platform Assets	$220.6	$307.3	39%
The following table describes the changes within Total Platform Assets:

	Three Months Ended March 31,
(in billions)	2025	2026	% Change
Beginning Total Platform Assets	$192.9	$322.1	67%
Acquired assets	42.9	—	NM
Net Deposits	18.0	17.7	NM
Net market losses	(33.2)	(32.5)	NM
Ending Total Platform Assets	$220.6	$307.3	39%

Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income, and other results under GAAP, we utilize non-GAAP calculations of Adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to Robinhood, excluding (i) net income (loss) attributable to non-controlling interests, (ii) interest expenses related to credit facilities, (iii) provision for (benefit from) income taxes, (iv) depreciation and amortization, (v) SBC, (vi) significant legal and tax settlements and reserves, and (vii) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition- or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Three Months Ended March 31,
(in millions)	2025	2026
Net income attributable to Robinhood	$336	$350
Net income (loss) attributable to non-controlling interests	—	(4)
Net income	336	346
Add:
Interest expenses related to credit facilities	6	8
Provision for income taxes	35	65
Depreciation and amortization	20	23
EBITDA (non-GAAP)	397	442
Add:
SBC	73	92
Adjusted EBITDA (non-GAAP)	$470	$534

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended March 31,
	2025	2026
Revenues:
Transaction-based revenues	$583	$623
Net interest revenues	290	359
Other revenues	54	85
Total net revenues	927	1,067

Operating expenses(1):
Brokerage and transaction	50	60
Technology and development	214	241
Operations	31	38
Provision for credit losses	24	36
Marketing	105	107
General and administrative	133	174
Total operating expenses	557	656

Other income, net	1	—
Income before income taxes	371	411
Provision for income taxes	35	65
Net income	$336	$346
Less: Net income (loss) attributable to non-controlling interests	—	(4)
Net income attributable to Robinhood	$336	$350
_______________
(1)Includes SBC expense as follows:

	Three Months Ended March 31,
(in millions)	2025	2026
Brokerage and transaction	$2	$3
Technology and development	44	40
Operations	1	1
Marketing	2	2
General and administrative	24	46
Total SBC expense	$73	$92

Comparison of the Three Months Ended March 31, 2025 and 2026
Revenues
Transaction-Based Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2025	2026	% Change
Transaction-based revenues:
Options	$240	$260	8%
Cryptocurrencies	252	134	(47)%
Event contracts	3	104	NM
Equities	56	82	46%
Other	32	43	34%
Total transaction-based revenues	$583	$623	7%
Transaction-based revenues as a % of total net revenues:
Options	26%	24%
Cryptocurrencies	27%	13%
Event contracts	1%	10%
Equities	6%	8%
Other	3%	3%
Total transaction-based revenues	63%	58%
Transaction-based revenues increased by $40 million, primarily driven by increases of $101 million in event contracts, $26 million in equities, and $20 million in options, partially offset by a decrease of $118 million in cryptocurrencies.
Event contracts revenues increased primarily due to an acceleration in our prediction markets business, reflecting higher trading activity compared to Q1 2025 when the offering was still in its early stage. The increase was partially offset by a $6 million increase of certain match incentives paid to our customers.
Equities revenues increased as a result of a 45% increase in the average Notional Trading Volume traded per trader and a 2% increase in the number of users placing equity trades. The increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. The increase was partially offset by a $4 million increase of certain match incentives paid to our customers.
Options revenues increased due to a 20% increase in Options Contracts Traded per trader. The increase was partially offset by lower option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates. In addition, the increase was partially offset by a $6 million increase of certain incentives paid to our customers.
Cryptocurrencies revenues decreased primarily due to lower cryptocurrency rebate rates from crypto market makers, a 32% decrease in the number of users placing cryptocurrency trades, and a 22% decrease in the average Notional Trading Volume traded per trader, partially offset by cryptocurrencies revenues benefiting from our acquisition of Bitstamp. In addition, the decrease was partially offset by a $6 million decrease of certain incentives paid to our customers.

Net Interest Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2025	2026	% Change
Net interest revenues:
Margin interest	$110	$193	75%
Interest on segregated cash, cash equivalents, securities, and deposits, net	56	58	4%
Cash Sweep	48	45	(6)%
Interest on corporate cash and investments	49	34	(31)%
Credit card, net	10	32	220%
Securities lending, net	23	4	(83)%
Interest expenses related to credit facilities	(6)	(8)	33%
Other	—	1	NM
Total net interest revenues	$290	$359	24%
Net interest revenues as a % of total net revenues:
Margin interest	12%	18%
Interest on segregated cash, cash equivalents, securities, and deposits, net	7%	6%
Cash Sweep	5%	4%
Interest on corporate cash and investments	5%	3%
Credit card, net	1%	3%
Securities lending, net	2%	1%
Interest expenses related to credit facilities	(1)%	(1)%
Other	—%	—%
Total net interest revenues	31%	34%
Net interest revenues increased by $69 million, primarily driven by higher margin interest and net credit card interest, due to increased margin borrowers and the growth in our credit card business. The increase was partially offset by a decrease in interest revenue from securities lending activities, driven by lower collateral balances and higher stock loan interest expense as stock loan balances grew, as well as a decrease in interest revenue on corporate cash and investments driven by a lower short-term interest rate environment. We anticipate any potential future rate cuts by the Federal Reserve will negatively impact our net interest revenues and adversely affect our customers’ returns on cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net(2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities(5)	Other	Total net interest revenues
Three Months Ended March 31, 2026
March 31, 2026	$16,953	$16,669	$26,023	$1,132	$60,777
December 31, 2025	16,823	10,995	32,786	1,040	61,644
Average(3)	17,344	13,974	29,019	1,084	61,421
Revenue (expense)	$193	$92	$45	$32	$362	$4	$(8)	$1	$359
Annualized yield(4)	4.45%	2.63%	0.62%	11.81%	2.36%				2.34%

Three Months Ended December 31, 2025
December 31, 2025	$16,823	$10,995	$32,786	$1,040	$61,644
September 30, 2025	13,938	14,352	35,370	742	64,402
Average(3)	16,027	13,048	33,721	901	63,697
Revenue (expense)	$196	$116	$57	$24	$393	$26	$(10)	$2	$411
Annualized yield(4)	4.89%	3.56%	0.68%	10.65%	2.48%				2.58%

Three Months Ended March 31, 2025
March 31, 2025	$8,802	$9,763	$28,187	$429	$47,181
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	8,449	10,070	26,717	402	45,638
Revenue (expense)	$110	$105	$48	$10	$273	$23	$(6)	$—	$290
Annualized yield(4)	5.21%	4.17%	0.72%	9.95%	2.39%				2.54%
__________
(1) Includes cash and cash equivalents, restricted cash, segregated cash, cash equivalents, and securities under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue and ii) an on-balance sheet amount representing purchased credit card receivables by the Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Trust, with the difference in those amounts resulting in net interest revenues. As of March 31, 2026, the off-balance sheet amount funded under the Program agreement was $216 million and the on-balance sheet amount was $916 million. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
(3) Average balance rows represent the simple average of month-end balances in a given period.
(4) Annualized yield is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
(5) Includes interest expenses related to our revolving credit facilities; interest expense related to the Trust is included in the credit card, net interest yield calculation. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

Other Revenues

	Three Months Ended March 31,
(in millions, except for percentages)	2025	2026	% Change
Other revenues:
Gold subscription revenues	$38	$50	32%
Proxy revenues	9	8	(11)%
Other	7	27	286%
Total other revenues	$54	$85	57%
Other revenues as a % of total net revenues:
Gold subscription revenues	4%	5%
Proxy revenues	1%	1%
Other	1%	2%
Other revenues as a % of total net revenues	6%	8%
Other revenues increased $31 million, primarily driven by an increase in Robinhood Gold subscription revenues due to growth in Robinhood Gold Subscribers, revenues earned from coin listings, and revenues derived from acquired businesses.
Operating Expenses

	Three Months Ended March 31,
(in millions, except for percentages)	2025	2026	2025 to 2026 % Change
Operating expenses:
Brokerage and transaction	$50	$60	20%
Technology and development	214	241	13%
Operations	31	38	23%
Provision for credit losses	24	36	50%
Marketing	105	107	2%
General and administrative	133	174	31%
Total operating expenses	$557	$656	18%
Brokerage and Transaction

	Three Months Ended March 31,
(in millions)	2025	2026	2025 to 2026 % Change
Employee compensation, benefits, and overhead	$11	$15	36%
Market data expenses	8	10	25%
Instant withdrawals	10	10	—%
Other	21	25	19%
Total	$50	$60	20%
Percent of total net revenues:	6%	6%
Brokerage and transaction costs increased by $10 million for the three months ended March 31, 2026, primarily due to a $4 million increase in employee compensation, benefits, and overhead expenses due to increased average headcount to continue to support the growth and expansion of our business and a $4 million increase in other brokerage and transactions costs primarily related to credit card processing fees.
Technology and Development

	Three Months Ended March 31,
(in millions)	2025	2026	2025 to 2026 % Change
Employee compensation, benefits, and overhead	$121	$129	7%
Cloud infrastructure services	50	53	6%
Software and tools	35	48	37%
Other	8	11	38%
Total	$214	$241	13%
Percent of total net revenues:	23%	23%
Technology and development costs increased by $27 million for the three months ended March 31, 2026, primarily due to $13 million in software and tool expenses driven by the integration of acquired businesses and continued growth of our business. Additionally employee compensation, benefits, and overhead expenses increased $8 million due to increased average headcount to support the expansion into new products.

Operations

	Three Months Ended March 31,
(in millions)	2025	2026	2025 to 2026 % Change
Employee compensation, benefits, and overhead	$20	$24	20%
Customer experience	6	7	17%
Other	5	7	40%
Total	$31	$38	23%
Percent of total net revenues:	3%	3%
Operations costs increased by $7 million for the three months ended March 31, 2026, primarily due to a $4 million increase in employee compensation, benefits, and overhead driven by increased average headcount to support the expansion of our business. Additionally, customer experience and other operations expense increased driven by the increase in the size of our customer base.

Provision for credit losses

	Three Months Ended March 31,
(in millions)	2025	2026	2025 to 2026 % Change
Provision for credit losses - credit card related	$13	$31	138%
Provision for credit losses - brokerage related	11	5	(55)%
Total	$24	$36	50%
Percent of total net revenues:	3%	3%
Provision for credit losses costs increased by $12 million for the three months ended March 31, 2026, primarily driven by an $18 million increase in credit card related provision for credit losses mainly due to higher balances in purchased credit card receivables, partially offset by a decrease in brokerage related losses of $6 million due to decreased fraud activity.
Marketing

	Three Months Ended March 31,
(in millions)	2025	2026	2025 to 2026 % Change
Digital marketing	$53	$51	(4)%
Brand marketing	22	19	(14)%
Employee compensation, benefits, and overhead	11	12	9%
Other	19	25	32%
Total	$105	$107	2%
Percent of total net revenues:	11%	10%
Marketing costs increased by $2 million for the three months ended March 31, 2026 primarily due to an increase in marketing expenses related to our credit card offerings.
General and Administrative

	Three Months Ended March 31,
(in millions)	2025	2026	2025 to 2026 % Change
Employee compensation, benefits, and overhead	$82	$111	35%
Legal expenses	14	23	64%
Other professional fees	17	17	—%
Other	20	23	15%
Total	$133	$174	31%
Percent of total net revenues:	14%	16%
General and administrative costs increased by $41 million for the three months ended March 31, 2026 primarily due to a $29 million increase in employee compensation, benefits, and overhead expenses driven by increased SBC related to the deemed modification of awards in connection with the CFO transition and increased average headcount to support the expansion of our business. Additionally, legal expenses increased $9 million for the three months ended March 31, 2026 in relation to new product offerings and reserves for legal matters.

Provision for Income Taxes

	Three Months Ended March 31,
(in millions)	2025	2026	2025 to 2026 % Change
Provision for income taxes	$35	$65	86%
Provision for income taxes increased by $30 million for the three months ended March 31, 2026 primarily due to the growth of the business and decrease in excess tax benefits from SBC.

Liquidity and Capital Resources
Sources and Uses of Funds
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, investments, and stablecoin. Other sources of future funds may include potential borrowing under our revolving lines of credit and potential issuance of new debt or equity. Our liquidity needs are primarily to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities and further build our business, and for general capital needs (including capital requirements imposed by regulators and SROs and cash deposit and collateral requirements under the rules of the DTC, the NSCC, OCC, and the CFTC. Based on our current level of operations, we believe our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months.
Liquid Assets
As of March 31, 2026, we had cash and cash equivalents of $5.0 billion and stablecoin of $153 million. Refer to Note 7 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of March 31, 2026, we had committed revolving credit facilities with a total borrowing capacity of up to $4.875 billion and a borrowing capacity for the Trust of up to $1.250 billion. Refer to Note 10 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.

Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of March 31, 2026:

	Payments Due by Period
(in millions)	Total	Remainder of 2026	2027-2028	2029-2030	Thereafter
Operating lease commitments(1)	$331	$29	$91	$84	$127
Purchase commitments(2)	1,159	300	557	240	62
Robinhood match incentives commitments(3)	23	23	—	—	—
Credit Card Funding Trust borrowing principal and interest	703	703	—	—	—
Total	$2,216	$1,055	$648	$324	$189

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
The table below summarizes the net capital, capital requirements, and excess net capital of RHS, RHF, RHD, and TradePMR as of periods presented:

	March 31, 2026
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$3,782	$375	$3,407
RHF	172	0.25	172
RHD	288	12	276
TradePMR	11	0.25	11

As of March 31, 2026, these subsidiaries were in compliance with their respective regulatory capital requirements.
Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2025	2026
Cash provided by (used in):
Operating activities	$642	$2,038
Investing activities	9	(284)
Financing activities	(417)	180
Operating activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) operating activities were primarily due to:
Increase in net income after adjusting for non-cash items	$77
Increase in working capital primarily driven by increase in payables to users driven by retention of customer balances, the timing of collection of receivables from users and payment of current liabilities	5,612
Increase in securities loaned due to continued growth of our securities lending program, as well as market conditions, variable lending and funding activities	126
Increase in securities segregated under federal and other regulations	(4,350)
Increase in securities borrowed due to increased customer activities	(69)
$1,396
Investing activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) investing activities were primarily due to:
Consideration transferred for business acquisitions and asset acquisitions	$104
Decrease in proceeds received from maturities of held-to-maturity investments	(208)
Increase in purchases of non-marketable securities	(92)
Increase in purchases of credit card receivables offset by collections during the year	(83)
Decrease in cash, cash equivalents, and segregated cash acquired in business acquisitions	(7)
Other	(7)
$(293)

Financing activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) financing activities were primarily due to:
Proceeds received from issuance of RVI common stock in connection with initial public offering, net of offering costs	$312
Decrease in cash paid for taxes related to net share settlement of equity awards	107
Increase in borrowings by the Credit Card Funding Trust to purchase credit card receivables	93
Decrease in repurchase of common stock under the Repurchase Program	72
Increase in contributions from noncontrolling interests	41
Increase in repayments on borrowings by the Credit Card Funding Trust	(15)
Other	(13)
$597

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
There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2025 Form 10-K.
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

The impact to total net revenues, net income, and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	March 31,
(in millions)	2025	2026
50 basis point	$104	$147
100 basis point	208	294
150 basis point	313	441

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

We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 10 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of March 31, 2026, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•As registered broker-dealers, we are subject to “best execution” requirements under common law agency principles, fiduciary obligations, and FINRA rules. We could be penalized if we fail to comply with these requirements and these requirements might be modified in the future in a way that could harm our business.

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

•Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.

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

•If we fail to provide, monetize or successfully execute on new and innovative products, services and initiatives that are adopted by customers, our business may become less competitive and our revenue might decline.

•We rely on third parties to perform some key functions, and their failure to perform those functions could adversely affect our business, financial condition, and results of operations.

•We continue to incorporate AI technologies into some of our products and processes. These technologies may present business, compliance, legal, and reputational risks.

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

•In the U.S., any particular cryptocurrency’s status as a “security” and cryptocurrency transaction’s status as an “investment contract” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies or cryptocurrency transactions, we might be subject to legal and regulatory scrutiny, investigations, fines, and other penalties.

•If the SEC, a state regulator or a private litigant alleges that staking services we offer in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of federal securities laws or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking activities and may be subject to monetary penalties and other sanctions.

•Cryptocurrency laws, regulations, regulatory guidance, regulatory interpretations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

•Our introduction of Robinhood Stock Tokens and crypto-asset perpetual trading in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

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

We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. Additionally, as our business operations continue to expand, we have had and may continue to have difficulties meeting customer demand and expectations or face challenges with respect to new offerings or services we have not previously provided or have previously provided in a different capacity or smaller scale. For instance, as a result of our acquisition of Bitstamp in June 2025, we now provide additional cryptocurrency products and services to institutional customers both in parts of the U.S. and internationally, including products and services such as on-exchange lending, off-exchange settlement, post-trade settlement, and perpetual futures. These offerings to certain institutional clients expose us to risks we have not historically faced at scale, including credit risk, regulations and laws. Similarly, through our engagement as brokerage and initial trustee in connection with the Trump Accounts initiative, we are entering into a new business line, which introduces new and heightened risks, including potential increased public or political scrutiny, the need to comply with certain federal contracting policies and requirements, including with respect to reimbursement and invoicing, and operational challenges associated with building and managing a platform to government specifications. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.

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

•volatility in the market, whether generally or as a result of certain anticipated or unanticipated events (such as international conflicts, geopolitical events and developments with respect to tariffs and trade policy shifts), or the occurrence of so-called “meme” trading in equities, options, cryptocurrencies, or futures (which includes options on futures and swaps, including cleared swaps and event contracts (“Futures”)) any of which can cause our trading volumes to fluctuate;

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

•fluctuations in transaction-based revenues, which include options, cryptocurrencies, and equities, are driven by different factors across asset classes, with equities and options revenues mainly impacted by market volatility and changes in asset mix, and cryptocurrency revenues mainly impacted by changes in the mix of customers and applicable pricing tiers;

•ceasing support for certain cryptocurrencies on our RHC platform, including those that the SEC or a court has asserted or determined are securities or proactively removing certain cryptocurrencies because they share similarities with such cryptocurrencies;

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

In most full year periods since our inception, we have incurred operating losses, and even though we are profitable now, we may not be profitable in the future.

We generated positive full year GAAP net income for the first time in 2024, and full year GAAP net income increased in 2025. However, in most full year periods since our inception, we have incurred operating losses. We may not be able to maintain or increase our revenue and/or maintain or further reduce our operating expenses by sufficient amounts to sustain positive GAAP net income at levels consistent with 2024 and 2025, or continue to generate positive GAAP net income.

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

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers, wholesalers and other liquidity providers (together, “Liquidity Providers”) for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from Liquidity Providers. For example, the SEC adopted final rules in 2024 (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain NMS stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. On September 30, 2025 and October 31, 2025, the SEC granted temporary exemptive relief from certain compliance dates adopted under the September 2024 Final Rules, including those relating to amended Rule 605 reporting, rules related to the requirement that exchange fees be determinable at the time of execution and the rules related to minimum pricing increments and access fee caps, which extended the effective dates to August, February, and November of 2026 respectively. The quote transparency rules will make the information about smaller-sized orders publicly available and may result in the contraction of spreads across several securities, which we expect could lead to a decrease in the PFOF earned from such orders given that, as a result of the amended round lot (implemented in November 2025) and odd-lot definitions (starting on May 1, 2026), the SIPs have begun making information about smaller-sized orders publicly available and will be followed by an August 1, 2026 compliance date for the Rule 605 execution quality report amendments. In addition, the legislative and regulatory landscape governing cryptocurrencies and related activities is subject to change and is experiencing rapid evolution, and changes in the legislative or regulatory landscape, including for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.
Risks Related to our Business Relationships with Liquidity Providers
Our PFOF and Transaction Rebate arrangements with Liquidity Providers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with Liquidity Providers in equities and options). If any Liquidity Providers were unwilling or unable to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility or regulatory scrutiny), we might have little to no recourse and, if there are no other Liquidity Providers that are willing or able to receive such orders from us or to pay us for such orders, or if we are unable to find replacement Liquidity Providers in a timely manner, our transaction-based revenue would be negatively impacted. Although we have established relationships with third-party cryptocurrency exchanges that may provide additional access to Liquidity Providers that are able to execute cryptocurrency trades, any shortages in Liquidity Providers willing and able to support cryptocurrencies in the U.S., could pose a risk that we may be unable to find suitable Liquidity Providers to support cryptocurrencies. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently brokerage trades executed overnight are primarily routed through two Liquidity Providers. If one or more of those Liquidity Providers becomes unwilling or unable to do business with us in the future, we may be unable to find additional Liquidity Providers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our Liquidity Providers decide to alter our given fee arrangement, our transaction-based revenue could significantly decrease.
Additionally, disruptions in the services provided by Liquidity Providers, whether, for example, due to technical or operational issues on their part, or external factors such as legal or regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our clients’ orders. Should a Liquidity Provider experience a disruption of service or reduced capacity or performance, particularly during peak trading hours, our ability to execute customer orders could be compromised and could have an adverse impact on our business, financial condition, and results of operations.
Risks Related to Regulation of PFOF
In recent years, PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices, and we have preliminary approval of a settlement of a consolidated putative class action in federal district court relating to the same factual allegations. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to, or which may otherwise impact, PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in March 2024, the SEC adopted amendments to enhance order execution disclosures under Rule 605 of Regulation NMS (the “Order Execution Disclosure Rules”), which will apply for the first time to RHF and RHS beginning in August 2026.
Beginning in August 2026, the Order Execution Disclosure Rules will require brokers, including RHF and RHS, to make new, publicly available execution quality disclosures that will allow customers, regulators, academics, the press and others to compare execution quality between brokers. Execution quality of brokers may vary based on the trading characteristics of the broker’s customers, including, but not limited to, the average number of shares traded, the types of securities (e.g., large cap, small cap, more liquid or less liquid, average spread size, etc.), what types of orders customers submit (e.g., market or limit) and when customers place their trades (e.g., market open, during the regular session or market close). Depending on how our order execution quality compares to other brokers, we could be subject to negative press or critical academic studies that could result in regulatory scrutiny or civil actions that may result in negative consequences for our business and profitability in both the near-term and long-term.
As a result of the SEC’s amended round lot definition (which was implemented in November 2025) and the odd-lot definition (which is currently scheduled to become effective on May 1, 2026), the SIPs have begun making information about smaller-sized orders publicly available, which may result in the contraction of spreads across many securities, and we expect may lead to a decrease in the PFOF earned from such orders. Any new or heightened PFOF regulation, including the September 2024 Final Rules, could result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any legal or regulatory change that impacts PFOF could have an outsized impact on our results of operations. Furthermore, legal or regulatory changes could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF, Transaction Rebates or our Liquidity Providers
Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Additionally, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customers’ equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF.
Additionally, if our customers or potential customers believe that they might get better execution quality (including better price improvement) directly from our competitors that have different execution arrangements, or if our customers perceive our PFOF practices to create a conflict of interest between us and them, or if they begin to disfavor the specific market makers with which we do business due to any negative media attention or otherwise, they might decide to limit or cease the use of our platforms. Some customers might prefer to transact through our competitors that do not engage in PFOF or Transaction Rebate practices or engage in them differently than we do. Any such loss of customer engagement as a result of any negative publicity associated with PFOF or Transaction Rebate practices could adversely affect our business, financial condition, and results of operations.
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

As registered broker-dealers, we are subject to “best execution” requirements under common law agency principles, fiduciary obligations, and FINRA rules. We could be penalized if we fail to comply with these requirements and these requirements might be modified in the future in a way that could harm our business.

As registered broker-dealers, we are subject to “best execution” requirements under common law agency principles, fiduciary obligations, and FINRA rules, which require us to seek to obtain the best execution of customer orders. We have in the past and continue to be subject to investigations related to our best execution practices. We may face additional investigations and/or a risk of penalties in the future related to our best execution practices.

We also might be adversely affected in the future by legal or regulatory changes related to our obligations with regard to best execution. In particular, receipt of PFOF and best execution requirements have drawn heightened scrutiny from the U.S. Congress, the SEC, and other legislative and regulatory authorities, who have at times alleged that PFOF arrangements, like those we have with our Liquidity Providers, can result in harm to customer execution quality. There is a risk that these legislative and regulatory authorities might adopt new laws or regulations relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. For instance, the SEC previously proposed rules relating to best execution requirements in December 2022 but formally withdrew them in June 2025. Any such new laws, regulations, or regulatory expectations could have a material adverse impact on our business and one of our primary sources of revenue.

We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage, cryptocurrency and money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA impose requirements governing the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in December 2024, the SEC adopted amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. While these amendments require broker-dealer compliance by June 2026, we proactively began implementing these daily computations and required deposits in January 2026. This transition to daily computations has increased the operational complexity and burden related to such calculations and funding. Additionally, there is a lack of definitive guidance on whether or how these rules may apply to most cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do.

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, NSCC, and OCC), which requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, and necessitated additional capital raising on our part. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio. RHD also needs to hold capital and make deposits with respect to certain event contracts in accordance with applicable CFTC regulations and the rules of ForecastEx, LLC, Kalshi Klear LLC, and KalshiEx LLC.

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

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by federal or state regulators or SROs, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors that might adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between cryptocurrency transaction settlements between us and our cryptocurrency Liquidity Providers and between us and our cryptocurrency customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence resulting in unanticipated and/or excessive withdrawals or redemptions, or a suspension of redemptions or withdrawals of customer assets. For example, in May 2025, the UK’s FCA published three papers which announced new proposals for certain aspects of the prudential requirements for crypto firms. These proposals are largely modeled on the requirements for investment firms and, if adopted, would, among other requirements, require authorized crypto asset firms to hold a required minimum amount of regulatory capital. In particular, any increase in capital or liquidity requirements under the proposed FCA regime could reduce available liquidity and constrain flexibility in Bitstamp’s operations. If adopted, these regulations could also limit our ability to obtain or maintain authorization, constrain operational flexibility, affect our ability to raise capital or result in penalties or sanctions.

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

When available cash is not sufficient, we might seek to engage in equity or debt financing to secure additional funds. However, such additional funding might not be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and results of operations. If we issue equity or convertible debt securities, our stockholders could suffer significant dilution, and the new shares could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue future business opportunities.

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

•any new policies, features, products, services, or initiatives, or changes to our policies, features, products, services, or initiatives, that customers or others perceive as overly restrictive, unclear, inconsistent with our values or mission, or not clearly articulated;

•a failure to operate our business in a way that is consistent with our values and mission;

•inadequate or unsatisfactory customer support experiences;

•negative responses by customers, regulators, or other third parties to our business model or to particular features, products or services;

•a failure to adapt to new or changing customer preferences;

•our decision to offer products or services or participate in initiatives viewed by some as controversial;

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

•any failures to effectively moderate, or the perception of failing to effectively moderate, user-generated content on our in-app platforms, including Robinhood Social, that lead to harassment, market manipulation schemes, or other inappropriate content or conduct that could subject us to platform liability claims or viral negative publicity;

•design-based liability claims, including with respect to design decisions regarding engagement driven technology; and

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

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. This competition may increase further due to ongoing changes in U.S. immigration policies and enforcement practices, particularly given the foreign national employee population from which we and other companies hire for these positions, and may present increased challenges to attracting, integrating or retaining qualified personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have, a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in the periods immediately following our past restructurings, we experienced higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

Rothera is an independent entity with its own management team and employees responsible for the day-to-day operations of the joint venture. While Robinhood is entitled to designate a majority of the members of the board of directors of Rothera and one representative to serve on the board of directors of Rothera E&C, and exercises governance control at Rothera’s board level and as otherwise set forth in Rothera’s governance documents, we do not have decision-making authority over all operational, strategic, or commercial decisions made by Rothera or any of its subsidiaries, and certain decisions may be subject to applicable regulatory requirements or require the consent of SIG and other holders of the equity of Rothera and its subsidiaries, any of whom may have economic or other business interests that are inconsistent with ours.

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

•the need to understand, interpret and comply with local laws, regulations, and customs in multiple jurisdictions, including laws and regulations governing cryptocurrency-related, credit, payments services, derivatives (including crypto-asset perpetuals), broker-dealer, money transmitter, or regulated entity practices, some of which do or might require permissions, registrations, authorizations, licenses or consents, or are or might be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy, or labor and employment laws;

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

Allowing for remote work has in the past made, and may continue to make, it more difficult for us to preserve our corporate culture of innovation and our employees might have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that requiring a subset of employees to work in-office, or allowing certain employees to continue to work remotely, will not have a negative impact on employee morale or productivity. Any failure to overcome the challenges presented by our working model could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, maintain product development velocity, and execute on our business strategy.

Risks Related to Regulation and Litigation

Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the U.S., the U.K., the EU, the United Arab Emirates, Singapore, the British Virgin Islands, and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of financial services, the securities and futures markets, investment advisory, investment companies, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency (including crypto-asset perpetuals), derivatives, trading in shares and fractional shares, fraud detection, consumer protection, AML, escheatment, sanctions regimes and export controls, data privacy, data protection, custodial accounts, data security, as well as climate risk and environmental impact, including with respect to disclosure of GHG emissions and other metrics related to climate change.

The substantial costs and uncertainties related to complying with these laws and regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, after announcing in March 2024 the launch of the Robinhood Gold Card, which is offered through Robinhood Credit exclusively to Robinhood Gold Subscribers and provides rewards via the Robinhood Gold Credit Card Rewards Program, we received requests for information from the MSD related to the Robinhood Gold subscription service and the Robinhood Gold Card. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. We may also be subject to additional audits and investigations relating to government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results. In addition, the introduction of Robinhood Custodial Accounts subjects us to a complex state regulatory framework including, but not limited to, regulations related to the legal age of termination, a beneficiary’s rights at certain ages, and rules for account administration. These regulations vary by state and, as a result, we face operational risks in accurately administering these accounts and transitioning assets when a beneficiary reaches adulthood. If our systems fail to effectively manage these risks or fail to properly restrict access to unsupported investment products and features, we could face regulatory scrutiny, customer disputes, and reputational harm.

We operate in highly regulated industries and, despite our efforts to comply with applicable legal requirements, like all companies in our industries, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal and regulatory requirements. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. Furthermore, the U.S. Congress continues to consider potential legislation relating to digital assets and cryptocurrencies. For example, on July 17, 2025, the House of Representatives passed the CLARITY Act, which seeks to provide for a system of regulation of the offer and sale of digital assets by the SEC and CFTC and establish a provisional registration regime. The CLARITY Act is currently under consideration by the U.S. Senate, where the Senate Committee on Banking, Housing, and Urban Affairs released preliminary discussion drafts on July 22, 2025, September 5, 2025, and January 12, 2026, of its proposed “Digital Asset Market Clarity Act” that builds upon the CLARITY Act. On January 29, 2026, the Senate Committee on Agriculture, Nutrition, and Forestry voted in favor of advancing its proposed “Digital Commodity Intermediaries Act,” which likewise builds upon the CLARITY Act. Additionally, on July 18, 2025, the President signed into law the GENIUS Act, which establishes a federal regulatory framework for “payment stablecoins” and their issuers, as well as contemplates scope for state-only regulation. If the CLARITY Act or any of the related bills discussed above are enacted, or as the GENIUS Act is implemented, we could be required to make significant operational changes and incur increased compliance costs. Our ability to offer certain products may also be impacted by potential legislation or actions taken by government regulators. For example, on March 23, 2026, the Prediction Markets Are Gambling Act was introduced in the U.S. Senate to amend the CEA to prohibit certain event contracts. If enacted, proposed legislation could lead to the suspension or termination of certain product offerings, which could materially decrease revenue in our prediction markets business. Additionally, regulators have requested and, in the future, could request or require us to cease offering specific products or services. Such regulatory actions have led, and in the future could lead, to the suspension or termination of product offerings, which have resulted, and may in the future result in increased compliance costs, financial losses and negative publicity. For example, after the U.S. District Court for the District of Nevada denied our motion for a preliminary injunction on November 25, 2025, we agreed to cease offering new sports-

related event contracts in Nevada as of December 1, 2025, and to take action to explore unwinding longer-duration open sports-related event contracts in Nevada. For additional information, refer to Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

Broker-Dealer, FCM, Investment Adviser, and Insurance Regulations

As broker-dealers, our U.S. based subsidiaries RHF, RHS, and TradePMR are subject to extensive regulation by federal and state regulators and SROs and are subject to laws and regulations covering all aspects of the securities industry. Similarly, our broker-dealer subsidiary in the U.K., RHUK, is subject to comprehensive regulation by the FCA, including the Consumer Duty which establishes standards requiring regulated firms to, among other things, deliver good outcomes for retail customers. This includes outcomes relating to products and services, price and value, consumer understanding, and consumer support. Our TradePMR insurance agency subsidiary is subject to regulation by state insurance regulators. Federal and state regulators (and, in the case of RHUK, the FCA) and SROs, including the SEC and FINRA, can, among other things, investigate, censure or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products or services, limit our acquisition activities or suspend or expel a broker-dealer or any of its officers or employees. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs and damage our reputation. Our subsidiary RHD, which is registered with the CFTC as a FCM, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Rothera E&C, a subsidiary of the Rothera joint venture, is also registered with the CFTC and operates as a regulated DCM, DCO and SEF and is similarly subject to extensive regulation. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. Our subsidiaries, RAM and RHV are registered as investment advisers with the SEC under the Advisers Act. The Advisers Act mandates a variety of requirements for RIAs, including fiduciary duties, record-keeping, operational protocols, and disclosure obligations. The Advisers Act grants regulatory bodies such as the SEC significant administrative authority to govern investment advisory firms. If the SEC or other government agencies determine that RAM or RHV have not complied with relevant laws or regulations, they can impose fines, suspend registrants and individual employees, or enact other sanctions, which may include revoking RAM’s and RHV’s registrations under the Advisers Act.

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

Certain Non-U.S. Regulations

As investment firms and crypto-asset service providers, our subsidiaries RHEU, Bitstamp Europe S.A., Bitstamp Financial Services Ltd., Bitstamp Asia Pte. Ltd., and Bitstamp UK Limited are subject to extensive regulation by regulators in Lithuania, Luxembourg, Slovenia, Singapore, and the U.K., respectively. Specifically, our subsidiaries, RHEU and Bitstamp Europe S.A., are licensed crypto asset service providers under MiCA, the provisions of which went into effect as of December 30, 2024. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto-asset service providers, including requirements related to governance, reserves, capital, asset safeguarding, segregation, and security. In addition, our subsidiaries, RHEU and Bitstamp Financial Services Ltd., are licensed under MiFID to provide brokerage, multilateral trading facilities and/or investment advisory services. Compliance with MiFID imposes extensive regulatory requirements on our operations in the EU, including obligations related to client classification, product governance, transaction reporting, and best execution standards. As a result of holding both MiCA and MiFID licenses, we are subject to comprehensive regulation covering virtually all financial and crypto activities within the EU. This dual licensing framework subjects us to broad and evolving supervisory regimes governing traditional financial instruments, crypto-assets, client protections, disclosure obligations, and operational standards. As we continue to evaluate and align our licensing and supervisory frameworks in the EU, including assessing the optimal structure for our MiCA and MiFID entities, we will face periods of overlapping or evolving regulatory oversight, which could result in increased compliance costs, operational burdens, and extended approval timelines in connection with any changes.

Certain of our subsidiaries, including Bitstamp Asia Pte. Ltd. and Bitstamp UK Limited, are registered or regulated in a number of other foreign jurisdictions and subject to oversight by the applicable regulators, including the MAS and the FCA. These regulatory frameworks generally impose ongoing compliance requirements related to customer due diligence, AML, transaction monitoring, reporting, and governance. Maintaining and renewing any of these licenses, qualifications and approvals could impose substantial costs, delay or preclude planned expansions of business activities, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent us from providing our products or services in any given market. In addition, we could be subject to fines, enforcement actions and litigation if we are found to violate any of the requirements of such licenses, qualifications and approvals. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, qualifications and approvals in any jurisdictions.

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

Additionally, while we offer select services and products in certain countries outside the U.S., we are not currently licensed, authorized, or registered in every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s investigation as to whether, or conclusion that we, are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized has in the past and could in the future result in fines or other enforcement actions or settlements. For example, in December 2024, we were required to pay fines and entered into consent orders with the Nebraska Department of Banking and Finance and the Massachusetts Division of Banks in connection with prior unlicensed activity.

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

To the extent that the SEC, FINRA, or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes might not be successful. Any of these outcomes could have an adverse effect on our business, financial condition, and results of operations.

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

Although our operations are currently concentrated in the U.S., we have expanded our operations outside of the U.S. As we have started to expand internationally, we have become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, AML, and counter-terror financing. In order to comply with applicable laws, we have revised and expanded, and will continue to, revise and expand our compliance program, including the procedures we use to verify the identity of our customers and to conduct ongoing monitoring of our customers and their transactions on our systems, including payments to persons outside of the U.S. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations. For example, RHEU identified elevated fraudulent activity in 2025, consistent with industry-wide trends for EU financial institutions operating SEPA-to-crypto products, and has implemented remediation measures. No formal regulatory proceedings or penalty notices have been initiated, but regulators exercise significant regulatory discretion over how to interpret and enforce applicable law and regulations.

Our ability to offer event contracts is subject to the outcome of currently ongoing and potential future regulatory enforcement actions and litigation, as well as potential changes in federal or state law, that could immediately or subsequently prevent us from offering, or continuing to offer, event contracts.

Event contracts, whether offered by us or others, have drawn scrutiny from federal and state regulators and private parties, and have resulted in litigation that we are party to as well as litigation involving other companies that offer event contracts and between the CFTC and several states. In particular:

•Various CFTC-designated contract markets (“DCM”) and FCMs—including RHD—have received cease-and-desist letters from various states asserting that offering federally regulated event contracts violates state wagering and gaming laws.

•Several states have also filed civil enforcement actions against DCMs and FCMs—including RHD—in state court, which generally assert that the offering of federally regulated event contracts violates state wagering and gaming laws or public nuisance laws. Certain state courts have issued orders granting temporary restraining orders and preliminary injunctions against some defendants restraining the offer of certain categories of event contracts; at least one of these orders has been appealed to a state appellate court.

•In March 2026, Arizona filed criminal charges against KalshiEx LLC (“KalshiEx”) and a related entity in Arizona state court for alleged violations of state betting and wagering laws. The CFTC has successfully secured a temporary restraining order prohibiting Arizona from enforcing its gambling laws through any criminal or civil enforcement actions related to event contracts listed on CFTC-regulated DCMs.

•DCMs and FCMs have also filed actions for declaratory judgment and permanent injunction seeking to enjoin states from filing civil and criminal enforcement actions against DCMs and FCMs on the ground that the Commodity Exchange Act (“CEA”) preempts the application of state law to federally regulated event contracts traded on DCMs. Such suits, including ones brought by RHD, have been brought in federal court. While some federal lawsuits have been successful in obtaining preliminary relief against certain states, other courts have denied preliminary relief to DCMs and FCMs. Certain of those decisions granting or denying preliminary relief have been appealed to federal courts of appeals. The United States Court of Appeals for the Third Circuit has affirmed a decision granting preliminary relief to KalshiEx.

•In April 2026, the CFTC filed complaints for declaratory relief and permanent injunction against certain states seeking to enjoin them from enforcing state laws on the ground that the CEA preempts the application of state law to federally regulated event contracts traded on DCMs. In at least one of these actions, the CFTC has been successful in securing a temporary restraining order prohibiting a state regulator from enforcing its state gambling laws through any criminal or civil enforcement actions related to event contracts listed on CFTC-regulated DCMs.

•Certain Native American tribes have sued KalshiEx, Kalshi Inc., Robinhood, and RHD, in federal court for injunctive relief and damages for offering event contracts accessible using devices on or near tribal lands. Although these tribes have asserted claims under the Indian Gaming Regulatory Act and the Lanham Act against the Kalshi defendants, the only claim currently being asserted against Robinhood and RHD is for civil violation of the Racketeer Influenced and Corrupt Organizations Act for working with the Kalshi defendants to offer event contracts through KalshiEx’s exchange.

•Several private organizations have been formed to recover, under state Statute of Anne laws, certain damages alleged to have resulted from event contract trading on DCMs. Those entities have brought actions against FCMs, DCMs, and others in state court, including RHD and KalshiEx, among other related entities. State Statute of Anne laws generally allow a losing party to recover certain gambling losses and, if no recovery is sought after the expiration of a set period of time, may permit others to recover those same losses. Some states permit the recovery of additional damages including treble damages.
•Purported customers of several DCMs and other entities—including RHD—have also brought state statutory and common law claims on behalf of themselves and putative state and nationwide classes of consumers against DCMs in connection with their offering of event contracts, both in federal court and state courts. Plaintiffs generally allege that DCMs are conducting illegal sports gambling operations. Plaintiffs assert, among other claims, violations of state unlawful trade practices statutes, claims to recover under state Statute of Anne laws, violations of the CEA and CFTC regulations, joint venture and veil piercing liability, and common law unjust enrichment, and seek damages and equitable relief. Some plaintiffs have asserted that certain contracts, or the resolution of certain contracts, violated the CEA.

For more information on certain of these proceedings, see Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

The outcome of these cases or new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement in this space could immediately or subsequently prevent us from offering, or continuing to offer, some or all types of event contracts in the future, including in specific states. In particular, additional federal or state courts, including appellate courts, may conclude that state laws attempting to prevent the trading of CFTC-regulated sports-related event contracts are not preempted by the CEA, or that outcome based event contracts are not “swaps” or contracts in excluded commodities falling within the jurisdiction of the CFTC, which would likely require us to cease offering certain event contracts in one or more states (or across all jurisdictions in which we operate) and could lead to adverse litigation and regulatory actions against us for doing so. Any such decision(s) could also result in us becoming subject to various new state-specific regulations relating to or implicating other event contracts, which would further limit our ability to offer access to event contracts within such state(s). Changes in CFTC or other regulatory policy that seek to ban or more heavily regulate event contracts, particularly event contracts that we offer such as those related to sporting events, could also require us to cease offering event contracts or materially impact our ability to offer event contracts and we may be required to cease offering such contracts in one or more jurisdictions in which we operate either immediately or with minimal advanced notice to customers. The CFTC previously proposed a rule amendment that, if adopted by the CFTC as proposed, would likely have prohibited us from offering sports and election event contracts (similar to the ones we offered in November 2024). While the CFTC withdrew this proposed rule amendment on February 4, 2026, it also announced that it intends to engage in further event contract rulemaking. In the future, the CFTC could also take broader and more expansive actions with respect to these or other event contracts without notice at any time. Further, the tax treatment of event contracts is unclear, and unfavorable interpretations of tax laws or regulations by foreign or U.S. federal or state tax authorities could result in income and other taxes being imposed on Robinhood, our counterparties and our customers. If our ability to offer event contracts (either entirely or in certain categories) in one or more jurisdictions in which we operate is threatened, the perception of our brand may suffer and we may be unable to retain customers, and we may incur significant costs to attempt to continue listing some or all such event contracts. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.

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

Our customers may choose to cease using our platforms, products, and services at any time, and may choose to transfer their accounts to another broker-dealer. For example, during the first quarter of 2021 many customers became upset by our imposition of the Early 2021 Trading Restrictions, and we saw an increase in customers choosing to transfer their accounts to other broker-dealers.

If we fail to provide, monetize or successfully execute on new and innovative products, services and initiatives that are adopted by customers, our business may become less competitive and our revenue might decline.

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing offerings and to create, monetize, or successfully execute on new products, services and initiatives that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products, services and initiatives, including using technologies with which we have little or no prior development or operating experience (for instance, event contracts). Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services, successfully executing on new initiatives, or realizing the intended benefits of acquisitions of, or investments in, other companies, products or technologies, has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products, services, and initiatives with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline. Our international expansion efforts may increase these risks as we expect to adapt our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors, as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.”

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

While we have made, and continue to make, significant investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platforms and operations, the risk of software and system failures and design defects is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It might become increasingly difficult to maintain and improve the availability of our platforms, especially as our platforms and product offerings become more complex and our customer base grows. For instance, we have needed and will continue to need to have adequate capacity and infrastructure on our platform with respect to the rollout, offering, and settlement of event contracts and to serve as brokerage and initial trustee for Trump Accounts. We might also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platforms. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised, and our platforms and technical infrastructure might be affected.

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

We rely on third parties to perform some key functions, and their failure to perform those functions could adversely affect our business, financial condition, and results of operations.

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as AWS (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, Liquidity Providers, securities and cryptocurrency exchanges, facilitators of cryptocurrency staking services, the U.S. government and its financial agents, alternative trading systems (such as BOATS, Moon ATS, and Bruce ATS with respect to Robinhood 24 Hour Market), exchange systems (such as ForecastEx, LLC and KalshiEx LLC, with respect to certain event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers (such as Wells Fargo Clearing Services, LLC for TradePMR customers), provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers have been and are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

We continue to incorporate AI technologies into some of our products and processes. These technologies may present business, compliance, legal, and reputational risks.

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and software coding optimization, as well as to improve the customer experience in our newsfeed, and we have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes, or our efforts to expand our business. For example, the EU's AI Act, which became effective on August 1, 2024, governs the development, marketing and use of AI in the EU and could impose significant additional costs on us to comply or significant fines for failing to comply. In the U.S., a patchwork of emerging AI-related laws and regulations could also require us to modify our practices or increase compliance costs. For example, at the state-level, numerous states including California, Colorado and Texas have enacted laws regulating AI safety protocols, reporting, and transparency. At the federal level, on December 11, 2025, the President issued an executive order to establish a national policy framework for AI intended to preempt state AI laws and regulations. Among other things, the executive order directs the Federal Communications Commission to initiate a proceeding to determine whether to adopt a federal reporting and disclosure standard for AI models, which could impose significant additional costs on us to comply or significant fines for failing to comply.

We also use AI technologies from third parties, which may include open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, publicly available sources, or other datasets. We may not always be aware of the provenance, ownership, or licensing status of data used in connection with our AI technologies, which may expose us to risks associated with data rights and protection. The increased adoption of AI technologies by us, by our employees, contractors, and other including use of third-party AI platforms, increases the risk that confidential, proprietary, or sensitive information, including customer data, trade secrets, and security credentials, may be inadvertently disclosed to or retained by third-party AI service providers outside of our controlled systems, which could result in the unauthorized exposure of such information, expose us to legal and regulatory claims, compromise our intellectual property, and harm our competitive position or reputation. In addition, AI models we develop, or use may generate outputs that reproduce, closely resemble, or are derived from third-party copyrighted, proprietary, or otherwise protected content, which could expose us to infringement or misappropriation claims with respect to such outputs. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The use, development, or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.

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

Cybersecurity attacks and other malicious internet-based activity continue to increase, and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets and have experienced negative publicity in connection with previous security incidents and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platforms or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. For example, as AI technologies, including generative AI models and machine learning, develop rapidly, threat actors are using these technologies to rapidly identify currently unknown vulnerabilities and create new sophisticated attack methods that are increasingly automated, targeted, coordinated and more difficult to defend against. In addition, the increasing sophistication and use of AI poses a greater risk of security breaches and incidences of fraudulent activity, including identity fraud, as malicious actors may exploit various AI technologies to create increasingly convincing false identities, transaction records, or attempt to manipulate our verification processes. This has necessitated and will continue to necessitate ongoing enhancements to our verification systems and security protocols. We have been and may continue to be required to expend significant additional resources to continue to modify or enhance these systems and protocols or to investigate and remediate any information security vulnerabilities.

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

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees is increased. Third-party risks include insufficient security measures, data location uncertainty, vulnerabilities and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, in late October 2024, a cyberattack occurred on our Newsroom in which a cyber attacker gained access to our Newsroom website, control of which is subcontracted to a third party vendor, for a limited number of hours. The cyberattack did not result in any unauthorized access of customer information. In addition, in December 2024, a cyberattack occurred at Cyberhaven, a data protection company we utilize as a third-party vendor, creating the potential for attackers to steal sensitive data through a malicious version of a Google Chrome extension. Although we do not believe that this third-

party vulnerability impacted us, the attack highlights the growing risk from cybersecurity threats against third-party service providers. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems has in the past and may in the future result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5 of the Federal Trade Commission Act, and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), and other data protection regulations including but not limited to facing complexity in interpreting, applying, implementing and complying with such regulations. The regulatory framework for data privacy and security worldwide is also evolving and, as a result, interpretation, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal and international agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 14 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we received requests for information from regulatory authorities regarding, among other things, the adequacy of our information security measures, and as part of the January 2025 SEC Settlement, RHF and RHS paid penalties for violating Regulation S-P.

Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, contractual obligations, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations. For example, the operation of Robinhood Social involves processing and displaying customer performance statistics, join dates, and selected account-level trade data of participating customers. Any failure in the platform’s privacy and content settings (such as a failure to properly execute a user’s account deactivation or content deletion request) could violate state data privacy laws, rules and regulations and subject us to investigations, examinations, regulatory fines and class-action privacy litigation.

Risks Related to Our Brokerage Products and Services

If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted, and we may be fined or subject to other disciplinary or corrective actions.

The SEC, FINRA, and various state regulators impose requirements with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Act, which requires broker-dealers to maintain a reserve account to ensure customer securities are protected and accessible, even in cases of firm insolvency. Our failure to maintain the required net capital levels and protect customer assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is a large operating loss, or an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited and have adverse effects on our ability to maintain or expand our business. For example, in December 2024, the SEC adopted amendments to Rule 15c3-3, which require certain broker-dealers, including RHS, by June 2026 to increase the frequency with which they perform computations of the net cash they owe to customers from weekly to daily. We proactively started implementing these daily computations and began making any required deposits in January 2026.

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

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight by a number of regulators and SROs in a variety of areas and geographies and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they might be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, in December 2022, RHF and RHS received investigative requests from the SEC Division of Enforcement regarding their record keeping and preservation practices, including use of personal devices for brokerage communications. RHF and RHS settled the SEC’s investigation into these practices as part of the January 2025 SEC Settlement, paying penalties totaling $8 million and agreeing to complete an internal audit review of electronic communications retention.

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

Our clearing operations (including for TradePMR customers through TradePMR’s contract with its clearing firm, Wells Fargo Clearing Services, LLC) also require a commitment of our capital and, despite safeguards implemented through both manual and automated controls, involve risks of losses due to the potential failure of our customers or counterparties to perform their obligations under these transactions and margin loans. If our customers default on their obligations, including failing to pay for securities purchased, deliver securities sold, or meet margin calls, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have established systems and processes designed to manage risks related to our clearing and execution services, we face a risk that such systems and processes might be inadequate. Any liability arising from clearing and margin operations could have an adverse effect on our business, financial condition, and results of operations.

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

We also provide customers with a variety of educational materials in various jurisdictions, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investor Index. Additionally, Robinhood Gold Subscribers have access to Robinhood Cortex, which is an AI-powered investing assistant that enhances Robinhood product offerings with tailored insights and information through features such as Digests and customizable market scanners, and stock research reports prepared by our third-party collaborator, Morningstar, Inc. We also provide our customers access to the Robinhood Social platform, that allows eligible customers to share executed trades, performance statistics, commentary, and manually initiate trades shared by others. While we explicitly disclose that posts within Robinhood Social reflect only the opinions of individual customers and do not constitute investment advice, recommendations, or solicitations by Robinhood, we face a risk that regulators or courts might interpret these platform features and mechanics as constituting regulated investment advice or recommendations. If Robinhood Social is deemed to violate Regulation Best Interest or state fiduciary standards, we could face investigations, significant fines, penalties, and liability for customer losses. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice. In addition, providing customers access to third party products and services (e.g., tax services) could subject us to liabilities if customers lose money as a result of using such products and services, or if we improperly use customer information in violation of privacy laws.

In connection with our acquisition of TradePMR, and through our subsidiary investment adviser RAM, we launched the Robinhood Adviser Network (“RAN”), a referral program that connects eligible Robinhood customers with independent RIAs who custody assets with TradePMR. We are responsible for the initial and ongoing vetting of RIAs in the network. If an RIA we refer a customer to later engages in certain activities such as fraud, a breach of fiduciary duty, or significant mismanagement of client funds, we may face "negligent referral" claims or reputational damage, even if we did not provide the underlying investment advice. If the SEC or other regulators were to deem RAM to be acting as a “promoter” or “endorser” within the meaning of the SEC’s Marketing Rule, we would be required to comply with additional, and potentially overlapping, requirements under the Advisers Act and related rules (including the Marketing Rule, as well as any analogous regulatory regimes promulgated by states or self-regulatory organizations), with respect to the structure, documentation, and disclosure of the program, the content and presentation of our communications, and our due diligence and oversight of participating advisers and promoters. The transition of a self-directed retail customer to a third-party RIA also involves sharing sensitive financial data and integrating our platform with TradePMR’s Fusion platform. Operational failures during this transition—such as data breaches, incorrect asset transfers, or poor communication from the referred RIA, could alienate our core user base and lead to higher churn rates. In addition, our agreements with RIAs include "termination fees" if an RIA exits the program but retains the referred clients. Collecting these fees may lead to contractual disputes or litigation with partner firms, which could disrupt the network's stability and discourage new RIAs from joining.

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

Our wholly-owned subsidiary, RHV, serves as the investment adviser to RVI, a closed-end investment company, and expects to advise additional investment vehicles in the future, which subjects us to additional burdens and risks and could subject us to potential liability.

RHV, an investment adviser registered with the SEC under the Advisers Act, serves as the investment adviser to RVI. RVI is a Delaware statutory trust registered under the 1940 Act, as an externally managed, non-diversified, closed-end investment company. RHV expects to serve as investment adviser to additional investment vehicles registered under the 1940 Act in the future (collectively with RVI, the “Funds”), where the structure of additional Funds may differ, potentially significantly, from that of RVI.

RHV is responsible for making investment decisions for RVI’s portfolio, and in the future may be responsible for making investment decisions for additional Funds’ portfolios should it serve as their investment adviser. RHV was formed in August 2025 and has limited investing history. RHV’s service as an investment adviser to RVI, and future service as an investment adviser to the Funds subjects us to additional burdens and risks and could subject us to potential liability, including but not limited to:

•We are subject to additional regulatory and compliance burdens. For example, RVI is registered under the 1940 Act as an investment company. RVI and its investment adviser, RHV, are subject to the 1940 Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and their respective affiliates and prohibit or severely restrict principal transactions and joint transactions. Additional Funds may be subject to varying requirements under the 1940 Act or other regulatory regimes, which will increase the complexity and cost of our compliance programs.

•RHV was recently formed and while its personnel have investment experience, RHV and its management have limited experience managing closed-end investment companies and other potential investment vehicles. Different fund structures and investment strategies may also require specialized expertise, including with respect to investing and administration, that RHV may be unable to scale effectively.

•RHV or its directors, officers or employees and its affiliates, successors or other legal representatives may be liable for any error of judgment, for any mistake of law or for certain types of acts or omissions by such person. As the number and scope of Funds increase, the risk of litigation and regulatory scrutiny will also increase.

•RHV provides to RVI, and expects in the future to provide to the Funds, certain investment advisory, management and administrative services pursuant to investment advisory agreements. Its provision of those services to the Funds can be terminated without penalty as specified in the investment advisory agreement. In addition, if the investors in a Fund were to be dissatisfied with the investment performance or disagree with investment strategies employed by RHV, they may seek to cause the board of directors of the Fund to terminate its investment advisory agreement with us or change the terms of such agreement in a manner that is less favorable to us.

•The timing and amount of management fees generated by RVI, and expected to be generated by additional future Funds, are uncertain and depend on the success of capital raising efforts and the Funds’ investment performance, and revenue derived from such management fees generally will be recognized only after a Fund is deconsolidated from our balance sheet. Different Funds may have different fee structures, including performance-based incentive fees, which are more volatile than base management fees. RHV also may from time to time waive and/or reimburse all or a portion of its management fees for RVI or one or more additional future Funds when it deems appropriate.

•Shareholder activism involving closed-end funds has increased, including public campaigns to demand that a fund consider significant transactions such as a tender offer, merger or liquidation or seek other actions such as the termination of the fund’s investment management contract.

•RVI holds, and additional future Funds are expected to hold, illiquid, private investments that have no readily ascertainable market prices. The actual results related to any particular investment often vary materially. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a Fund’s NAV do not necessarily reflect the prices that would actually be obtained by such Fund when such investments are realized and may contribute to a disconnect between NAV and the market price of such Fund’s shares, volatility in such Fund’s NAV or market price, negative investor perceptions of such Fund’s performance and reduced investor confidence in us or such Fund, which could in turn result in difficulty in raising additional funds, reputational harm, and increased risk of litigation or other claims against us, RHV, RVI, or any additional future Fund.

•We have made balance sheet investments to provide seed capital to RVI and expect to continue making balance sheet investments to provide seed or other capital to certain Funds during their early fundraising stages. Such investments have been and may in the future be illiquid, long-term in nature and subject to significant valuation uncertainty, and may decline in value. There can be no assurance as to the timing or amount of any returns on such investments, and we may be required to hold such investments for extended periods. In addition, we may determine to commit additional capital to such Funds. As a result, these activities may expose us to investment losses and could adversely affect our financial condition, results of operations, liquidity and capital resources.

•The Funds are subject to conflicts of interest. Our business activities in the management of, or our interest in, our own business and accounts, may present conflicts of interest that could disadvantage the Fund and its shareholders. We provide brokerage services to retail investors that may follow investment programs similar to that of a Fund. RHV and its affiliates will be permitted to market, organize, sponsor, act as general partner or as the primary source for transactions for other pooled investment vehicles and other accounts, which may be offered on a public or private placement basis, and to engage in other investment and business activities. Some of these vehicles and accounts may have investment strategies that overlap with the investment strategies of the Funds. In addition, to the extent permitted under applicable law, our employees and their family members can own investments in companies in which the Funds invest. Such activities may raise conflicts of interest for which the resolution may not be determinable.

•As the number and scope of Funds expands, we will increasingly confront potential conflicts of interest, relating to our and the Funds’ investment activities. For example, potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities. RHV may allocate an investment opportunity in a manner that excludes one or more Funds or results in a disproportionate allocation based on factors or criteria that RHV determines. In addition, conflicts of interest may exist in the valuation of investments (which can affect fees), timing of transactions, and regarding the allocation of fees and costs among Funds and their portfolio companies.

•If a Fund performs poorly or does not achieve expected returns, investors may decline to invest in any future Funds, and such poor performance may be attributed to Robinhood more generally.

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

We hold all settled cryptocurrencies in custody on behalf of customers in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. With the exception of Bitstamp (discussed below), Robinhood does not utilize third-party custodians for settled cryptocurrencies, but does integrate proprietary technology from a third-party industry-standard vendor into the systems Robinhood uses to support the custody, transfer and settlement operations of its wallets. As noted, Bitstamp does use third-party custodians. Failures, problems or issues at these third-party custodians could subject Bitstamp to various forms of risk and may have a significant impact on Bitstamp’s business and reputation, which, in turn, could harm Robinhood’s business and reputation more broadly.

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

The prices of most cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, and we may not effectively identify, prevent or mitigate cryptocurrency market risks, any of which would adversely affect the success of our business, financial condition, and results of operations.

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

•Cryptocurrency exchanges’ deposit and withdrawal policies and practices, liquidity on such exchanges, and interruptions in service from or failures of such exchanges.

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

•Developments in mathematics, technology, digital computing, algebraic geometry, and quantum computing that could result in the cryptography that is used by many cryptocurrencies becoming insecure or ineffective.

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

In the U.S., any particular cryptocurrency’s status as a “security” and cryptocurrency transaction’s status as an “investment contract” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies or cryptocurrency transactions, we might be subject to legal and regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our RHC and Bitstamp

US platforms, that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-specific analysis, which may change over time based on changes in the cryptocurrency and its related ecosystem and on legal and regulatory developments. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The SEC has stated that the security (or non-security) status of a given crypto asset depends on the facts and circumstances and must be analyzed appropriately in light of the asset’s characteristics, uses, and functions. The SEC, individual Commissioners and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security, on March 17, 2026, the SEC issued an interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. In this interpretive release, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. “Digital commodities,” “digital collectibles” including “meme coins,” and “digital tools” are not themselves securities according to the SEC. By contrast, the SEC classified “digital securities” (commonly known as “tokenized” securities) as financial instruments enumerated in the definition of a “security.” In the interpretive release, the SEC also specifically identified the following examples of digital commodities: Aptos (APT); Avalanche (AVAX); Bitcoin (BTC); Bitcoin Cash (BCH); Cardano (ADA); Chainlink (LINK); Dogecoin (DOGE); Ether (ETH); Hedera (HBAR); Litecoin (LTC); Polkadot (DOT); Shiba Inu (SHIB); Solana (SOL); Stellar (XLM); Tezos (XTZ); and XRP (XRP). However, the SEC’s interpretation is not binding on any court or other agency. Additionally, Staff of the SEC’s Division of Corporation Finance published statements clarifying that the Division does not view the offers and sales of certain “stablecoins” and “meme coins” to constitute securities transactions. Moreover, SEC Staff have authored informal, non-binding “no-action” letters to the promoters of certain digital assets stating that the Staff would not recommend enforcement action to the SEC on the basis that transactions in such digital assets, as described to the Staff by their respective promoters, are securities transactions, including with respect to the issuance of tokens in connection with internet and energy decentralized physical infrastructure projects and a consumer finance rewards program. However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which published a consumer alert in January 2025 concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, recently enacted legislation provides guidelines for the regulation of stablecoins in the U.S., which may differ from the views set forth in the SEC Staff statement regarding stablecoins). Additionally, U.S. regulators have in the past expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our RHC or Bitstamp US platforms is a “security” under U.S. law.
For example, in June 2023, the SEC charged Binance and, separately, Coinbase with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, and in doing so, the SEC alleged that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. In November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, March 2025, and May 2025, each of Coinbase, Kraken, and Binance, respectively, entered into a court-approved joint stipulation with the SEC to dismiss each of the SEC’s lawsuits against such parties with prejudice. Several other cryptocurrency market participants, including us, have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. Also, in April 2025, the Office of the Deputy Attorney General issued a memorandum (the “April DOJ Memo”), setting out new enforcement priorities for digital asset-related investigations and prosecutions by the DOJ. The April DOJ Memo directed prosecutors not to “target virtual currency exchanges, mixing and tumbling services, and offline wallets for the acts of their end users or unwitting violations of regulations.” The April DOJ Memo explained that the DOJ will instead prioritize cases against individuals who cause financial harm to digital asset investors and consumers and/or use digital assets in furtherance of other criminal conduct. The decisions by regulators not to bring enforcement actions provide, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that then-Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force is focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources judiciously.” The SEC formed the Crypto Task Force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors. Since its formation, the Crypto Task Force has accepted written submissions on various cryptocurrency-related topics from industry participants; hosted roundtables on topics relating to security status, trading, custody, tokenization, DeFi, and financial surveillance and privacy; and has held meetings with interested stakeholders. On July 31, 2025, SEC Chairman Paul Atkins announced the launch of “Project Crypto,” described as “a Commission-wide initiative to modernize the securities rules and regulations to enable America’s financial markets to move on-chain.” In connection with this initiative, Chairman Atkins indicated that he has asked the Crypto Task Force to develop proposals to implement recommendations in the July 30, 2025, President’s Working Group on Digital Asset Markets Report, as well as a potential innovation exemption. While these developments are positive, the Crypto Task Force’s work remains in the early stages, and no formal rulemaking or exemptions have been proposed or adopted to date. In addition, notwithstanding recent positive developments involving the SEC, DOJ, and other federal regulators, state regulators retain independent authority to enforce their own securities laws, which may differ from or be interpreted more expansively than federal law. As a result, a state regulator could determine that a particular digital asset, product, or service constitutes a security under state law, even if the SEC has elected not to pursue enforcement action, the SEC has provided informal guidance or assurances to the contrary, or the asset, product, or service is otherwise excluded from the definition of a security at the federal level. Moreover, private litigants may assert claims under federal or state securities laws based on similar theories, regardless of the positions taken by federal regulators.
From time to time, we have received with respect to our RHC platform, and might in the future receive, SEC inquiries regarding specific cryptocurrencies supported on our RHC or Bitstamp US platforms and added features. Since December 2022, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff stated that they were considering whether to recommend that the SEC find that, certain cryptocurrencies supported by our RHC platform are securities. In the second quarter of 2024, we received a “Wells Notice” stating that the SEC Staff made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. On February 21, 2025, the SEC Division of Enforcement closed the investigation, advising RHC in writing that it had concluded its investigation and did not intend to move forward with recommending an enforcement action.
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
In addition, in June 2025, we launched “Robinhood Stock Tokens” in certain jurisdictions in the EEA, which are designed to provide eligible customers in the EEA with exposure to certain U.S. exchange-listed stocks and ETPs. While we currently only offer Robinhood Stock Tokens in the EEA, because the assets underlying the tokens are certain U.S. stocks and ETPs, the SEC could assert jurisdiction over our Robinhood Stock Token offering and claim that transactions in our Robinhood Stock Tokens must be conducted in compliance with applicable federal laws and regulations. See “-Our introduction of Robinhood Stock Tokens and crypto-asset perpetual trading in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks” for more information.
If the SEC, a state regulator or a private litigant alleges that staking services we offer in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of federal securities laws or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking activities and may be subject to monetary penalties and other sanctions.

In June 2025, we announced that RHC will be offering crypto staking services to eligible customers in certain jurisdictions in the U.S. In several enforcement actions filed by the SEC under the prior administration, the SEC alleged that certain companies had offered staking services to retail customers for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking services in violation of the registration provisions of the Securities Act or the Exchange Act. For example, as described under “-Risks Related to Cryptocurrency Products and Services-In the U.S., any particular cryptocurrency’s status as a “security” and cryptocurrency transaction’s status as an “investment contract” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies or cryptocurrency transactions, we might be subject to legal and regulatory scrutiny, investigations, fines, and other penalties,” in 2023 the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. As noted above, the litigation against Binance, Coinbase, and Kraken has been dismissed, and the SEC filed a stipulation to dismiss its lawsuit against Consensys with prejudice in March 2025.

We believe that our staking services do not offer or sell any “securities” subject to the securities laws or SEC regulations. We also believe that the structure, terms, and other characteristics of the staking services offered by RHC generally align with those described in the SEC’s March 2026 interpretation clarifying how the federal securities laws apply to certain types of crypto assets and certain transactions involving crypto assets, wherein the SEC stated that protocol staking activities of the nature described therein do not involve the offer and sale of a security. However, the SEC’s interpretation is not binding on any court or other agency and there is no guarantee that the SEC will agree with our assessment of our staking services. Accordingly, we do not know if the SEC will agree with our interpretation of the applicable federal laws or regulations, or if we will be successful if we seek relief from the courts.

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

If the SEC, a state regulator, or a private litigant were to prevail on claims that our staking services offered in the U.S. violate the Securities Act, Exchange Act or applicable state laws and regulations, we may be subject to monetary penalties, liabilities, reputational harm, and may be required to cease offering these services.

Cryptocurrency laws, regulations, regulatory guidance, regulatory interpretations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the U.S., cryptocurrencies are regulated by both federal and state authorities, depending on their use. For example, on October 13, 2023, California enacted the DFAL, which, upon effectiveness on July 1, 2026, will prohibit any person or entity from engaging in, or holding itself out as engaging in, digital financial asset business activity with or on behalf of a California resident (including businesses with a place of business in California) unless that person or entity (i) holds a license under the DFAL, (ii) has submitted a license application on or before July 1, 2026 and is awaiting approval or denial, or (iii) is exempt from licensure. Once licensed, a licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, anti-fraud, and AML. We expect to apply for a license under the DFAL in connection with our cryptocurrency trading operations in California. In addition, the NYDFS requires any person or entity engaging in virtual currency activity for third parties in or involving New York, excluding merchants and consumers, to obtain a license, commonly referred to as a “BitLicense”, from the NYDFS and to comply with AML, cybersecurity, consumer protection, and financial and reporting requirements, among others, or, alternatively, to be chartered under the New York Banking Law and be approved by the NYDFS to engage in virtual currency business activity. We will continue to monitor developments in state-level legislation, guidance, and regulations applicable to us. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and may render cryptocurrencies, or certain cryptocurrency business activities, illegal. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues and other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.
The cryptocurrency accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies that promulgate and interpret accounting principles. A change in these rules, regulations or interpretations could significantly impact our reported results of operations and financial condition, and could also affect the reporting of transactions completed before the announcement or effectiveness of a change. Further, there are limited precedents for the financial accounting treatment of cryptocurrency assets, including valuation and revenue recognition. While the staff of the SEC’s Division of Trading and Markets provided certain limited FAQ guidance on May 15, 2025 with respect to net capital considerations, no formal guidance has been provided by the FASB or the SEC. Accordingly, there remains significant uncertainty regarding the appropriate accounting for cryptocurrency asset transactions, cryptocurrency assets, and related revenues. Uncertainties in, or changes to regulatory or financial accounting standards could require us to change our accounting methods or restate our financial statements, and could impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, and result in a loss of investor confidence.
In addition, future regulatory actions or policies, including, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. This includes recent legislative actions related to the RFIA, CLARITY Act, and GENIUS Act. See “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Additionally, some lawmakers and regulators have raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically comprised, and might continue to comprise, a significant percentage of our total net revenues. The current presidential administration and the control of Congress also present considerable uncertainty regarding such regulatory actions or policies. Any future regulatory actions or policies could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.
The legal framework governing the characterization of cryptocurrencies held “in custody,” including whether and how such assets are treated as customer property versus property of an insolvency estate, remains evolving and may differ by jurisdiction and by product structure, contractual terms, and operational facts. In certain prior bankruptcy proceedings, cryptocurrencies held in custody on behalf of customers have become subject to the claims of creditors, the automatic stay, court-supervised distribution processes, or other restrictions, and customers have been treated as general unsecured creditors with respect to some or all of their cryptocurrency entitlements. However, based on the terms of our user agreement, the structure of our crypto offerings, and applicable law, and, although we have not obtained a formal legal opinion on this matter, after consultation with internal and external legal counsel, we believe that the cryptocurrency we hold in custody for users of our platforms should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event we were to enter bankruptcy. Although we are well-capitalized, to the extent users are concerned that cryptocurrencies might not be secure in a bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptocurrencies might decline.
The Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. On August 25, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed regulations on the sale and exchange of digital assets by brokers. On June 28, 2024, final regulations that require information reporting by digital asset brokers on certain digital asset sales or exchanges that occur on or after January 1, 2025, and basis tracking for digital assets that are treated as “covered securities” if acquired on or after January 1, 2026 implementing these requirements, and any further legislative changes or related guidance from the Internal Revenue Service and the U.S. Department of the Treasury, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the OECD has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation may have a significant impact on our operations and result in increased costs.
Our continued efforts to expand our business internationally also subject us to additional laws, regulations, and other governmental or regulatory scrutiny as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed” and “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect crypto-asset industry participants, the crypto-asset markets, and their users, particularly trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, the provisions of MiCA went into effect as of December 30, 2024, and the FCA announced new proposals for certain aspects of the prudential requirements for crypto firms. See “Risks Related to Our Business- We might need additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations” for more information. Accordingly, in addition to the licenses RHEU and Bitstamp Financial Services Ltd. obtained under MiFID, RHEU and Bitstamp Europe S.A. have obtained licenses to operate as crypto asset service providers under MiCA. As noted above, monitoring and maintaining our compliance with the laws and regulations to which we are subject is complex and requires significant resources. Any failure to comply with applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, and, in turn could have a material adverse effect on our results of operations, financial condition or business. New laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, or require us to obtain additional or newly created registrations or licenses and incur significant expense in order to ensure compliance. Additionally, under recommendations from FinCEN, and the Financial Action Task Force, the United States and several international jurisdictions in which RHEU or Bitstamp operate have imposed the Funds Travel Rule and the Funds Transfer Rule (collectively the “Travel Rule”) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, could face penalties for technical violations, and could lose customers if compliance negatively affects customer service experience.

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

Crypto Transfers initiated by users are subject to a heightened risk of user error. Under blockchain protocol, recording a transfer of cryptocurrency on the blockchain involves both the private key of the sending wallet and the unique public key of the receiving wallet. Such keys are strings of alphanumeric characters. For a customer to receive cryptocurrency on our platforms, the customer needs to arrange for the owner of an external source wallet to “sign” a transaction with the private key of that external wallet, directing a transfer of the cryptocurrency to our receiving custodial wallet by inputting the public key (which we provide to the customer) of our custodial wallet. Similarly, in order to withdraw cryptocurrency from our platforms, the customer needs to provide us with the public key of the external wallet to which the cryptocurrency is to be transferred, and we “sign” the transaction using the private key of our wallet. Some crypto networks might require additional information to be provided in connection with any transfer of cryptocurrency to or from our platforms. A number of errors could occur in the process of depositing or withdrawing cryptocurrencies to or from our platforms, such as typos, mistakes, or the failure to include information required by the blockchain network. For instance, a user might include typos when entering our custodial wallet’s public key or the desired recipient’s public key when depositing to and withdrawing from our platforms, respectively. Alternatively, a user could mistakenly transfer cryptocurrencies to a wallet address that he or she does not own or control, or for which the user has lost the private key. In addition, each wallet address is compatible only with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can be used to send and receive Bitcoin only. If any Ethereum, Dogecoin, or other cryptocurrency is sent to a Bitcoin wallet address, for example, or if any of the other foregoing errors occur, such cryptocurrencies could be permanently and irretrievably lost with no means of recovery.

We also provide crypto staking services through our RHC, RHEU and Bitstamp platforms in which eligible customers of RHC, RHEU and Bitstamp are given the option to “stake” eligible crypto-assets. Staking allows customers to earn rewards by locking up the cryptocurrencies, subject to the network and cryptocurrency’s requirements and bonding periods, and so limits customers’ access to their funds during such time. Once a customer chooses to opt in to our staking services, we delegate the amount of crypto-assets identified by such customer for staking to a validator operated by either (i) RHC, RHEU or Bitstamp, as applicable, or (ii) a third-party service provider we engage in connection with such services. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our third-party service provider or any such smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experiences extended downtimes. If we or our third-party service provider is slashed by the underlying blockchain network, customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of the network token. If we experience a high volume of such staking requests from customers on an ongoing basis, we could incur significant costs.

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

Moreover, we might decide not to or not be able to support a cryptocurrency resulting from the fork of a network which might cause our customers to lose confidence in us or reduce their engagement on our platforms. In assessing whether we will support a cryptocurrency resulting from the fork of a network, among our top priorities is to safeguard our customers’ assets, and we spend extensive time designing, building, testing, reviewing and auditing our systems to check whether the cryptocurrencies we support remain safe and secure. There are several considerations that we consider as part of our Crypto Listing Frameworks (including security or infrastructure concerns that might arise with the integration of any new cryptocurrency into the technical infrastructure that allows us to secure customer cryptocurrencies and to transact securely in corresponding blockchains), which might operate to limit our ability to support forks. Further, we generally do not support a forked cryptocurrency that does not have support from a majority of the affiliated third-party miner and developer community. To the extent that we decide not to support, or to cease support of, certain forked cryptocurrencies, it could negatively impact customer sentiment and our business, operating results, and financial condition, especially to the extent that our competitors continue to support such forked cryptocurrencies on their platforms.

Whether we are obligated to provide services for a new and previously unsupported cryptocurrency is a question of contract, as recognized in recent published rulings of the California appellate courts and federal district courts. The user agreement each customer enters into in order to trade cryptocurrencies on our platforms clearly indicates that we have the sole discretion to determine whether we will support a forked network and the approach to such forked cryptocurrencies and that we may temporarily suspend trading for a cryptocurrency whose network is undergoing a fork without advance notice to the customer. Regardless of the foregoing, we might in the future be subject to claims by customers arguing that they are entitled to receive certain forked cryptocurrencies by virtue of cryptocurrencies that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked cryptocurrency that we do not or are unable to support, we might be required to pay significant damages, fines or other fees to compensate customers for their losses.

Any inability to maintain adequate relationships with third-party banks, Liquidity Providers, and cryptocurrency exchanges with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings, would disrupt our ability to offer cryptocurrency trading to customers.

We rely heavily on third-party banks, Liquidity Providers, and cryptocurrency exchanges in connection with our provision of cryptocurrency products and services to our customers, with the exception of a cryptocurrency exchange operated by Bitstamp and acquired by Robinhood in June 2025. The cryptocurrency market operates 24 hours a day, seven days a week. The cryptocurrency market does not have a centralized clearinghouse, and the transactions in cryptocurrencies on our platforms rely on direct settlements between us and our customers and direct settlements between us and our Liquidity Providers or cryptocurrency exchanges after customer trades are executed. Accordingly, we rely on third-party banks to facilitate cash settlements with customers’ brokerage accounts, and we rely on the ability of Liquidity Providers and Bitstamp, where applicable, to complete cryptocurrency settlements with us to obtain cryptocurrency for customer accounts. In addition, we must maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business, which includes deploying available working capital to facilitate cash settlements with our customers, Liquidity Providers and cryptocurrency exchanges (as well as maintaining the minimum capital required by regulators). If we, third-party banks, Liquidity Providers, or cryptocurrency exchanges have operational failures and cannot perform and facilitate our routine cash and cryptocurrency settlement transactions, we will be unable to support normal trading operations on our cryptocurrency trading platforms, and these disruptions could have an adverse impact on our business, financial condition and results of operations. Similarly, if we fail to maintain cash assets in our bank accounts sufficient to meet the working capital needs of our business and necessary to complete routine cash settlements related to customer trading activity, such failure could impair our ability to support normal trading operations on our cryptocurrency platforms, which could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Our introduction of Robinhood Stock Tokens and crypto-asset perpetual trading in the EEA may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

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

We offered a Spending Account (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users were opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. We began winding down the Spending Account product in 2025 by closing inactive, unfunded accounts. The product is expected to be fully wound down by the third quarter of 2026. We recently began (on an invite-only basis) offering external customers the Robinhood Banking product, which offers depository accounts and related banking services through our partner bank, Coastal Bank. Similar to the structure of the Spending Account program, we act as the service provider for Robinhood Banking to, among other things, facilitate communication between our users and Coastal Bank for which we receive compensation. Additionally, Robinhood branded credit cards are issued by Coastal Bank, a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. Our partner banks are members of the FDIC.

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

We market consumer credit cards, such as the Robinhood Gold Card, originated by our partner bank, Coastal Bank, pursuant to the Program Agreement, and indemnify Coastal Bank for certain losses under the Program Agreement. We partner with Coastal Bank to develop proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate for credit risk in connection with selecting customers, managing accounts and establishing terms and credit limits. The revenue generated from the Program Agreement and the extent of credit losses incurred, as well as our ability to offer competitive features such as the Robinhood Gold Card Rewards Program, depends in part on managing credit risk while attracting new customers with profitable usage patterns. The models and approaches used to manage credit risk may not accurately predict future charge-offs and our ability to avoid high charge-off rates also may be adversely affected by general economic conditions including unemployment, the availability of consumer credit and the competitive environment, as well as events that may be difficult to predict, such as a general downturn in economic conditions (like the one that occurred in 2022), public health threats (like the COVID-19 pandemic), or political developments and legislative proposals targeting interest rate caps and fee and revenue restrictions. Additionally, if any of these factors make it economically unfeasible for us to continue to offer the Robinhood Gold Card Rewards Program and we cease to offer such rewards, it might make Robinhood Credit products less desirable to customers. Any material increases in credit losses and defaults or inability to retain existing or attract new Robinhood Credit customers could have adverse effects on our financial condition and results of operations.

Use of our spending, payments, banking and other services for illegal activities or improper purposes could harm our business.

The highly automated nature of, and liquidity offered by, our spending, payments and other services to move money make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored value Spending Account, Robinhood Cash Card, Robinhood Banking accounts (including the cash delivery feature, which allows customers in supported jurisdictions to order cash directly to their residences), and Robinhood Credit customers, fraud in connection with the services we provide to the U.S. government, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including Robinhood, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities with respect to our spending, payments, and other services, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.

Any illegal or improper uses of our spending, payments, and other services by our users might subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business. For example, government enforcement or regulatory authorities could seek to impose additional restrictions or liability on us arising from the use of our spending, payments, and other services for illegal or improper activity, and our failure to detect or prevent such use. Illegitimate transactions can also prevent us from satisfying our contractual obligations to our third-party partners, which might cause us to be in breach of our obligations.

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

As of March 31, 2026, we have U.S. federal, state and non-U.S. NOLs available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For instance, for state income tax purposes, a California franchise tax law change limits the usability of California state NOLs to offset California taxable income in taxable years beginning on or after January 1, 2024, and before January 1, 2027. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

As of March 31, 2026, our founders and their related entities hold approximately 12% of our outstanding common stock (and, as described below, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, such sales, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 11 - Common Stock and Stockholders’ Equity to our unaudited condensed consolidated financial statements in this Quarterly Report) and for issuance under our ESPP. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant) or may be sold to satisfy applicable tax withholding requirements. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders.

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

On March 24, 2026, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1.5 billion of its outstanding Class A common stock to return value to shareholders. The Repurchase Program replaced the Company’s Prior Repurchase Program and is inclusive of amounts that remained available for repurchase under the Prior Repurchase Program which were rolled over into the Repurchase Program, and represented more than $1.1 billion of incremental capacity. As of March 31, 2026, Robinhood has made share repurchases of $2 million under the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management currently expects to conduct the Repurchase Program over a period of approximately three years, beginning in the first quarter of 2026. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

Our Charter and our Bylaws contain, and Delaware law contains, provisions that might have the effect of deterring takeovers by making such takeovers more expensive to the bidder and by encouraging prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover, such as a classified board, limitations on the ability of stockholders to take action by written consent, and the ability of our board of directors to designate the terms of preferred stock and authorize its issuance without stockholder approval. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Robinhood immune from takeovers. However, these provisions will apply even if the offer might be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Robinhood and our stockholders. Accordingly, if our board of directors determines that a potential acquisition is not in the best interests of Robinhood and our stockholders, but certain stockholders believe that such a transaction would be beneficial to Robinhood and our stockholders, such stockholders might elect to sell their shares in Robinhood, and the trading price of our Class A common stock could decrease. These and other provisions of our Charter, our Bylaws and the Delaware General Corporation Law could have the effect of delaying or deterring a change in control, which might limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and might also affect the price that some investors are willing to pay for our Class A common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities

From January 1, 2026 through March 31, 2026, the Company did not sell any shares of Class A common stock (or other equity securities of RHM) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1, 2026 - January 31, 2026	286,555	$105.17	286,555	$561
February 1, 2026 - February 28, 2026	2,485,372	$78.81	2,485,372	$365
March 1, 2026 - March 31, 2026	315,611	$76.12	315,611	$1,498	(2)
Total	3,087,538	$80.98	3,087,538	$1,498
_______________
(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On March 24, 2026, we announced that the board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1.5 billion of its outstanding Class A common stock. The Repurchase Program replaces the Company’s Prior Repurchase Program and is inclusive of amounts that remained available for repurchase under the Prior Repurchase Program which were rolled over into the Repurchase Program, and represents more than $1.1 billion of incremental capacity. While the Repurchase Program does not have an expiration date, management currently expects to conduct the Repurchase Program over a period of approximately three years, beginning in the first quarter of 2026. The timing and amount of repurchase transactions will be determined by us from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion.Refer to Note 11 - Common Stock and Stockholders’ Equity of our unaudited condensed consolidated financial statements in this Quarterly Report for more information about the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On March 12, 2026, Jeffrey Pinner, our Chief Technology Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell shares of our Class A common stock resulting from the settlement of up to 214,461 unvested RSUs (less any shares withheld for applicable taxes), on or prior to July 1, 2027. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
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

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
10.1+	Transition Letter between Robinhood Markets, Inc. and Jason Warnick, dated February 2, 2026	10-K/A	2026-02-20	10.27
10.2	Fifth Amended and Restated Credit Agreement, dated as of March 20, 2026, among Robinhood Securities, LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K	2026-03-24	10.1
10.3+	Non-Employee Director Compensation Program				X
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on April 28, 2026.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Shiv Verma
Name:	Shiv Verma
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)