Form 10-Q
period 2026-06-30
Robinhood Markets, Inc.
filed 2026-07-30
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 23, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 790,630,234 and 108,452,039.

Glossary of Terms
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

Abbreviation and Meaning
1940 Act	Investment Company Act of 1940, as amended	DCM	Designated contract markets
2013 Plan	Amended and Restated 2013 Stock Plan, as amended	DFAL	Digital Financial Assets Law
2020 Plan	2020 Equity Incentive Plan, as amended	DOJ	U.S. Department of Justice
2021 Plan	2021 Omnibus Incentive Plan	EBS	Electronic Blue Sheets
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation, and amortization	EEA	European Economic Area
Advisers Act	Investment Advisers Act of 1940	EFTA	Electronic Funds Transfer Act
ASU	Accounting Standards Update	EPS	Earnings (loss) per share
AI	Artificial Intelligence	Equity Exchange Rights	A right (but not an obligation) each of our founders has to require us to exchange, for shares of Class B common stock, any shares of Class A common stock received by them upon the vesting and settlement of pre-IPO RSUs, pursuant to the equity exchange right agreements entered into between us and each of our founders in connection with our IPO
AML	Anti-money Laundering	ERM	Enterprise Risk Management
ASC	Accounting Standards Codification	ESPP	Employee Share Purchase Plan
Barclays	Barclays Bank PLC	ETPs	Exchange Traded Products
Binance	Binance Holdings Ltd., and its affiliated U.S. entity, among others	ETR	Effective tax rate
Bitstamp	Bitstamp Ltd.	EU	The European Union
BOATS	Blue Oceans ATS, LLC	Exchange Act	Securities Exchange Act of 1934, as amended
BSV	Bitcoin SV	FASB	Financial Accounting Standards Board
Bylaws	Amended and Restated Bylaws	FCA	Financial Conduct Authority
C$	Canadian dollars	FCM	Futures Commission Merchant
CAGO	California Attorney General’s Office	FCPA	Foreign Corrupt Practices Act
Capped Calls
On June 22, 2026, in connection with the pricing of the Convertible Notes, and on June 23, 2026, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, we entered into privately negotiated capped calls transactions with certain of the initial purchasers or their respective affiliates and certain other financial institutions.
		FDIC	Federal Deposit Insurance Corporation
CAT	Consolidated Audit Trail	Final Rules	Final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”
CCML	Coinsquare Capital Markets Ltd.	FinCEN	Financial Crimes Enforcement Network
CEA	U.S. Commodity Exchange Act	FINRA	Financial Industry Regulatory Authority
CEO	Chief Executive Officer	Fixed-Term Securities Lending Agreements	Fixed-term securities lending agreements with two financial institution counterparties, as described below
CFPB	Consumer Financial Protection Bureau	Founder Affiliates	Founders related entities
CFTC	Commodity Futures Trading Commission	Founders’ Voting Agreement	Voting Agreement, dated July 26, 2021, among RHM, Baiju Bhatt, Vladimir Tenev, and certain related entities
Charter	Amended and Restated Certificate of Incorporation	Fourth parties	Third parties’ common suppliers or vendors
CIP	Customer identification program	Futures	Futures contracts, which includes options on futures and swaps, including event contracts
Circle	Circle Internet Financial, LLC	GAAP	Generally accepted accounting principles in the United States
CIRO	Canadian Investment Regulatory Organization	GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act
CLARITY Act	Digital Asset Market Clarity Act of 2025	GHG	Greenhouse gas
Coastal Bank	Coastal Community Bank	Goldman Sachs	Goldman Sachs USA
Code	Internal Revenue Code of 1986, as amended	Indenture	Indenture for Convertible Notes.
Coinbase	Coinbase Global, Inc., and Coinbase, Inc.	IPO	Initial public offering
Convertible Notes	0.00% Convertible senior notes issued on June 25, 2026.	IRA	Individual Retirement Account
Crypto Listing Frameworks	Our internal policies and procedures with respect to the listing of cryptocurrencies on our platforms	ISOs	Incentive stock options
Crypto Transfers	Cryptocurrency transfers	Kraken	Payward, Inc. and Payward Ventures Inc.

Market-Based RSUs	RSUs that vest upon the satisfaction of all the following conditions: time-based service conditions, performance-based conditions, and market-based conditions	RHY	Robinhood Money, LLC
Market Makers	Non-exchange liquidity providers	RIAs	Registered Investment Advisors
MAS	Monetary Authority of Singapore	RITA	Residual Interest Targeted Amount
MIAXdx	MIAX Derivatives Exchange	Robinhood Credit	Robinhood Credit, Inc.
MiCA	Markets in Crypto-Assets Regulation	Rothera	Rothera LLC
MiFID	Markets in Financial Instruments Directive II	Rothera E&C	Rothera Exchange and Clearing LLC (formerly LedgerX LLC, doing business as MIAXdx)
Mizuho	Mizuho Bank, Ltd	RSAs	Restricted stock awards
MSD	Massachusetts Securities Division	RSUs	Restricted stock units
MSLA	Master securities loan agreement	RVI	Robinhood Ventures Fund I
NASAA	North American Securities Association	Safety Committee	Safety, Risk and Regulatory Committee of the board of directors
Net Capital Rule	Rule 15c3-1 under the Securities Exchange Act of 1934, as amended	SAR	Suspicious activity reporting
NFA	National Futures Association	SARs	Stock appreciation rights
NMS	National market system	SBC	Share-based compensation
NOLs	Net operating loss carryforwards	SEC	U.S. Securities and Exchange Commission
NSCC	National Securities Clearing Corporation	SEC Staff	The Staff of the SEC
NSOs	Non-statutory stock options	Securities Act	Securities Act of 1933, as amended
NYDFS	New York State Department of Financial Services	Sherwood Media	Sherwood Media, LLC
NYSE	New York Stock Exchange	SIG	Susquehanna International Group
OECD	Organization for Economic Cooperation and Development	SIPC	Securities Investor Protection Corporation
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Controls	SOFR	Secured Overnight Financing Rate
PFOF	Payment for order flow	SPV	Special purpose vehicle
Prior Repurchase Program	Prior share repurchase authorizations previously approved by the Board	SROs	Self-Regulatory Organizations
Product-market fit	The need to adapt, localize, and position our products for specific countries	Sutton	Sutton Bank
RAM	Robinhood Asset Management, LLC	SVB	Silicon Valley Bank
Repurchase Program	Share repurchase program	Tick Size and Access Fee Cap Rules	Rules related to order tick size and access fee caps adopted by the SEC in September 2024
RFIA	Responsible Financial Innovation Act of 2025	Time-Based RSUs	Time-based RSUs that vest upon the satisfaction of a time-based service condition
RHC	Robinhood Crypto, LLC	TradePMR	Trade-PMR, Inc.
RHD	Robinhood Derivatives, LLC	TRF	Trade Reporting Facilities
RHEU	Robinhood Europe, UAB	Trust	Credit Card Funding Trust
RHF	Robinhood Financial LLC	U.K.	United Kingdom
RHM March 2026 Credit Agreement	Third Amended and Restated Credit Agreement, dated as of March 21, 2025, among RHM, as borrower, and a syndicate of banks, as amended by the Second Amendment, dated as of March 9, 2026	USAO	The United States Attorney’s Office for the Northern District of California
RHS	Robinhood Securities, LLC	USA Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
RHS March 2026 Credit Agreement	Fifth Amended and Restated Credit Agreement, dated as of March 20, 2026, among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	USDC	US Dollar Coin, issued by Circle Internet Group, Inc
RHUK	Robinhood U.K. Ltd	VIE	Variable interest entity
RHV	Robinhood Ventures DE, LLC	WF	Wells Fargo Bank

Key Performance Metrics Terms
We use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
ARPU	We define Average Revenue Per User, or ARPU, as total revenue for a given period divided by the average number of Funded Customers on the last day of that period and the last day of the immediately preceding period. Figures in this Form 10-Q represent ARPU annualized for each three-month period presented
Funded Customers	We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account. Individuals who share a funded joint investing account are each considered to be a Funded Customer. Starting in June 2026, customers of WonderFi are also considered Funded Customers.
Net Deposits	We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, staking rewards, and cash or assets earned in connection with Company promotions (such as account transfer and retirement match incentives, free stock bonuses) received by customers, net of reversals, customer cash withdrawals, margin and lending interest, Robinhood Gold subscription fees, and assets transferred off of our platforms for a stated period. As previously disclosed, due to data limitations we did not include TradePMR client figures in our Net Deposits key performance metric prior to March 2026. Starting in March 2026, Net Deposits include results from TradePMR. Starting in June 2026, Net Deposits also include results from WonderFi.
Total Platform Assets	We define Total Platform Assets as the sum of the fair value of all equities, options, cryptocurrency, futures (including options on futures and swaps, including event contracts), cash held by users in their accounts, net of receivables from users (previously reported as Assets Under Custody), and any such assets managed by RIAs using TradePMR’s platform that are not custodied by Robinhood, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in Total Platform Assets in any given period. Starting in June 2025, the fair value of all cryptocurrency includes cryptocurrency on Bitstamp. Starting in June 2026, the fair value of all cryptocurrency also includes cryptocurrency on WonderFi. Total Platform Assets also include cryptocurrency lent through platform-enabled lending programs, where customers may recall such assets at any time through the platform.
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

Investment Accounts	We define an Investment Account as a funded individual brokerage account, a funded joint investing account, a funded IRA, a funded custodial account, or an account with an RIA using TradePMR’s platform. Starting in September 2025, a Funded Customer can have multiple Investment Accounts - one or more individual brokerage accounts, a joint investing account, a funded custodial account, a traditional IRA, a Roth IRA, and/or an RIA custody account using TradePMR’s platform. Investment Accounts do not include Bitstamp as such accounts are not brokerage or other Investment Accounts.
Margin Book
We define Margin Book as our period-end aggregate outstanding margin loan balances receivable (i.e., the period-end total amount we are owed by customers on loans made for the purchase of securities, supported by a pledge of assets in their margin-enabled brokerage accounts). This includes margin loan balances from customers of RIAs using TradePMR’s platform.

New Funded Customers	We define a New Funded Customer as a unique person who became a Funded Customer for the first time during the relevant period.
Notional Trading Volume	We define Notional Trading Volume, or Notional Volume, for any specified asset class as the aggregate dollar value (purchase price or sale price as applicable) of trades executed in that asset class on our platforms over a specified period of time. Crypto Notional Volume includes both Robinhood App Notional Volume and Bitstamp Notional Volume. Robinhood App Notional Volume represents the dollar value of executed crypto trades on the Robinhood platform over a specified period of time, and, starting in June 2026, includes the dollar value of executed crypto trades from WonderFi customers. Bitstamp Notional Volume represents the dollar value of executed crypto trades on the Bitstamp platform over a specified period of time. For example, each $1 of transaction value executed between a buyer and seller is counted as $1 of transaction value in the relevant period, rather than $2 if counted for each of the buyer and seller.
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

Supported Cryptocurrencies
We currently support trading in the following cryptocurrencies, where available(1):

Aave (AAVE)	Aerodrome Finance (AERO)	Algorand (ALGO)	Arbitrum (ARB)	Aster (ASTER)*	Avalanche (AVAX)	Avantis (AVNT)*	Axie Infinity (AXS)
Basic Attention Token (BAT)	Bio Protocol (BIO)	Bitcoin (BTC)	Bitcoin Cash (BCH)	BNB (BNB)*	BONK (BONK)	Canton Coin (CC)	Cardano (ADA)
cat in a dogs world (MEW)*	Chainlink (LINK)	Compound (COMP)	Cosmos (ATOM)	Curve DAO (CRV)	Dogecoin (DOGE)	Dogwifhat (WIF)	EigenCloud (EIGEN)*
Ethena (ENA)	Ethereum (ETH)	Ethereum Classic (ETC)	Flare (FLR)	Floki (FLOKI)*	Global Dollar (USDG)*	Gram (GRAM)*	Hedera (HBAR)
Hyperliquid (HYPE)*	Immutable (IMX)	Injective (INJ)*	Jito (JTO)*	LayerZero (ZRO)*	Lido DAO (LDO)	Lighter (LIT)*	Litecoin (LTC)
Mantle (MNT)	Maple Finance (SYRUP)	MegaETH (MEGA)*	Moo Deng (MOODENG)*	NEAR Protocol (NEAR)	OFFICIAL TRUMP (TRUMP)*	Ondo (ONDO)*	Onyxcoin (XCN)
Optimism (OP)	Orca (ORCA)	Pax Gold (PAXG)*	Peanut the Squirrel (PNUT)*	Pepecoin (PEPE)	Plasma (XPL)*	Polkadot (DOT)	Popcat (POPCAT)*
Pudgy Penguins (PENGU)*	Pyth Network (PYTH)	Quant (QNT)	Raydium (RAY)	RE (RE)*	Render (RENDER)	Seeker (SKR)	SEI (SEI)
Sentient (SENT)*	Shiba Inu (SHIB)	Sky (SKY)*	Solana (SOL)	Starknet (STRK)	Stellar Lumens (XLM)	SUI (SUI)	Synthetix (SNX)*
Tezos (XTZ)	The Graph (GRT)	Uniswap (UNI)	USD.AI (CHIP)*	USD Stablecoin (USDC)**	Venice Token (VVV)	Virtuals Protocol (VIRTUAL)	Worldcoin (WLD)*
World Liberty Financial (WLFI)*	Wormhole (W)	XRP (XRP)	Zcash (ZEC)	Zora (ZORA)*	0x Protocol (ZRX)
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

•our expectation that management will exclude WonderFi from its assessment of internal control over financial reporting for 2026;

•our expectations about adapting our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors when pursuing such expansion;

•the Repurchase Program and our current expectations with respect to timing;

•we expect that Robinhood Chain's underlying protocol will need to be upgraded from time to time to remediate newly discovered vulnerabilities, improve network performance, add new functionality, or comply with evolving regulatory requirements;

•our belief that, based on our current level of operations, our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months;

•our expectations regarding RVI, RVII, and the Funds (as defined below), including that RHV expects to serve as investment adviser to additional investment vehicles registered under the 1940 Act in the future and that we expect to continue making balance sheet investments to provide seed or other capital to certain Funds during their early fundraising stages; and

•our expectations regarding our pending applications for a license under the DFAL in connection with our cryptocurrency trading operations in California.

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

•the regulation, litigation, contractual, operational, and reputational risks associated with our introduction of products such as Robinhood Chain and Stock Tokens globally, continued offering of Classic Stock Tokens (formerly “Robinhood Stock Tokens”) and perpetual futures trading in the European Economic Area, and updates to Robinhood Wallet, and our staking and onchain lending services offered in the U.S.; and

•the risk that substantial future sales of Class A common stock in the public market, or the perception that they may occur, could cause the price of our stock to fall.

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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(in millions, except per share data)	2025	2026
Assets
Current assets:
Cash and cash equivalents	$4,261	$5,362
Cash, cash equivalents, and securities segregated under federal and other regulations	5,749	12,023
Receivables from brokers, dealers, and clearing organizations	426	672
Receivables from users, net	17,994	22,799
Securities borrowed	2,408	6,036
Deposits with clearing organizations	702	1,240
User-held fractional shares	3,782	4,764
Deferred customer match incentives	185	220
Other current assets, including current prepaid expenses of $127 as of December 31, 2025 and $196 as of June 30, 2026	798	1,416
Total current assets	36,305	54,532
Property, software, and equipment, net	154	177
Goodwill	385	516
Intangible assets, net	168	246
Non-current deferred customer match incentives	428	579
Other non-current assets, including non-current prepaid expenses of $11 as of December 31, 2025 and $21 as of June 30, 2026	697	500
Total assets	$38,137	$56,550
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$463	$646
Payables to users	11,986	17,243
Securities loaned	11,626	20,536
Fractional shares repurchase obligation	3,782	4,764
Other current liabilities	914	1,387
Total current liabilities	28,771	44,576
Long-term borrowings	—	2,170
Other non-current liabilities	215	263
Total liabilities	28,986	47,009
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210 million shares authorized, no shares issued and outstanding as of December 31, 2025 and June 30, 2026.	—	—
Class A common stock, $0.0001 par value. 21 billion shares authorized, 790 million shares issued and outstanding as of December 31, 2025; 21 billion shares authorized, 790 million shares issued and outstanding as of June 30, 2026.	—	—
Class B common stock, $0.0001 par value. 700 million shares authorized, 111 million shares issued and outstanding as of December 31, 2025; 700 million shares authorized, 109 million shares issued and outstanding as of June 30, 2026.	—	—
Class C common stock, $0.0001 par value. 7 billion shares authorized, no shares issued and outstanding as of December 31, 2025 and June 30, 2026.	—	—
Additional paid-in capital	11,284	10,731
Accumulated other comprehensive income (loss)	8	(10)
Accumulated deficit	(2,152)	(1,241)
Non-controlling interests	11	61
Total stockholders’ equity	9,151	9,541
Total liabilities and stockholders’ equity	$38,137	$56,550
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2025	2026	2025	2026
Revenues:
Transaction-based revenues	$539	$776	$1,122	$1,399
Net interest revenues	357	389	647	748
Other revenues	93	143	147	228
Total net revenues	989	1,308	1,916	2,375

Operating expenses:
Brokerage and transaction	48	62	98	122
Technology and development	214	256	428	497
Operations	29	57	60	95
Provision for credit losses	28	56	52	92
Marketing	99	104	204	211
General and administrative	132	199	265	373
Total operating expenses	550	734	1,107	1,390

Other income, net	3	135	4	135
Income before income taxes	442	709	813	1,120
Provision for income taxes	56	136	91	201
Net income	$386	$573	$722	$919
Less: Net income (loss) attributable to non-controlling interests	—	12	—	8
Net income attributable to Robinhood	$386	$561	$722	$911
Net income attributable to Robinhood common stockholders:
Basic	$386	$561	$722	$911
Diluted	$386	$561	$722	$911
Net income per share attributable to Robinhood common stockholders:
Basic	$0.44	$0.62	$0.82	$1.01
Diluted	$0.42	$0.62	$0.79	$1.00
Weighted-average shares used to compute net income per share attributable to Robinhood common stockholders:
Basic	882	899	883	899
Diluted	909	912	911	913
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Net income	$386	$573	$722	$919
Other comprehensive income (loss), net of tax:
Foreign currency translation	7	(12)	8	(18)
Total other comprehensive income (loss), net of tax	7	(12)	8	(18)
Total comprehensive income	$393	$561	$730	$901
Less: Total comprehensive income (loss) attributable to non-controlling interests	—	12	—	8
Total comprehensive income attributable to Robinhood	$393	$549	$730	$893
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2026
Operating activities:
Net income	$722	$919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41	46
Provision for credit losses	52	92
Deferred income taxes	—	2
Share-based compensation	151	197
Gain on deconsolidation of RVI	—	(106)
Unrealized and realized (gain) loss on equity securities, net	—	(23)
Other	8	4
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	199	(3,573)
Receivables from brokers, dealers, and clearing organizations	112	(250)
Receivables from users, net	(1,300)	(4,476)
Securities borrowed	(2,923)	(3,628)
Deposits with clearing organizations	(231)	(538)
Current and non-current prepaid expenses	(24)	(65)
Current and non-current deferred customer match incentives	(96)	(186)
Other current and non-current assets	351	73
Accounts payable and accrued expenses	(112)	(2)
Payables to users	1,948	5,196
Securities loaned	5,177	8,910
Other current and non-current liabilities	76	166
Net cash provided by operating activities	4,151	2,758
Investing activities:
Purchases of property, software, and equipment	(10)	(21)
Capitalization of internally developed software	(19)	(21)
Consideration transferred for business acquisitions and asset acquisitions	(399)	(249)
Cash, cash equivalents, and segregated cash acquired in business acquisitions and asset acquisitions	1,193	95
Purchases of non-marketable securities	(8)	(228)
Proceeds from maturities of held-to-maturity investments	266	—
Purchases of credit card receivables by Credit Card Funding Trust	(1,528)	(6,152)
Collections of purchased credit card receivables	1,346	5,714
Proceeds from sales of investment in RVI	—	28
Cash derecognized upon deconsolidation of RVI	—	(220)
Net cash provided by (used in) investing activities	841	(1,054)
Financing activities:
Proceeds from issuance of convertible senior notes	—	2,200
Proceeds from exercise of stock options	11	3
Proceeds from issuance of RVI common stock in connection with initial public offering, net of offering costs	—	312
Proceeds from issuance of common stock under the Employee Share Purchase Plan	15	17
Taxes paid related to net share settlement of equity awards	(372)	(23)
Repurchase of Class A common stock	(446)	(664)
Draws on credit facilities	1	2,511
Repayments on credit facilities	(1)	(2,511)
Borrowings by the Credit Card Funding Trust	104	382
Change in principal collected from customers due to Coastal Bank	1	(3)
Repayments on borrowings by the Credit Card Funding Trust	—	(25)
Payments of debt issuance costs	(16)	(31)
Purchase of Capped Calls	—	(123)
Contributions from noncontrolling interests	—	41
Net cash provided by (used in) financing activities	(703)	2,086
Effect of foreign exchange rate changes on cash and cash equivalents	8	(9)
Net increase in cash, cash equivalents, segregated cash, and restricted cash	4,297	3,781
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	8,695	9,893
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$12,992	$13,674

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,162	$5,362
Segregated cash and cash equivalents, end of the period	8,740	8,250
Restricted cash in other current assets, end of the period	72	48
Restricted cash in other non-current assets, end of the period	18	14
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$12,992	$13,674
Supplemental disclosures:
Cash paid for interest	$12	$25
Cash paid for income taxes, net of refund received	$82	$171
Derecognized assets and liabilities (net)	$—	$351
Retained RVI interest at FV	$—	$435
`
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
in millions	Shares	Amount
Balance as of March 31, 2025	885	$—	$11,652	$—	$(3,699)	$7,953
Net income	—	—	—	—	386	386
Issuance of common stock in connection with stock option exercises	1	—	4	—	—	4
Issuance of common stock in connection with warrants exercises, net of shares withheld	1	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	—	—	15	—	—	15
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	4	—	(252)	—	—	(252)
Repurchase and retirement of Class A common stock	(3)	—	(124)	—	—	(124)
Change in other comprehensive income	—	—	—	7	—	7
Share-based compensation	—	—	83	—	—	83
Balance as of June 30, 2025	888	$—	$11,378	$7	$(3,313)	$8,072

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling Interests	Total stockholders’ equity
in millions	Shares	Amount
Balance as of March 31, 2026	901	$—	$11,119	$2	$(1,802)	$369	$9,688
Net income	—	—	—	—	561	12	573
Issuance of common stock in connection with stock option exercises	—	—	1	—	—	—	1
Issuance of common stock in connection with Employee Share Purchase Plan	—	—	17	—	—	—	17
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	2	—	(10)	—	—	—	(10)
Purchase of Capped Calls	—	—	(93)	—	—	—	(93)
Repurchase and retirement of Class A common stock	(4)	—	(416)	—	—	—	(416)
Change in other comprehensive loss	—	—	—	(12)	—	—	(12)
Share-based compensation	—	—	111	—	—	—	111
Deconsolidation of RVI	—	—	2	—	—	(320)	(318)
Balance as of June 30, 2026	899	$—	$10,731	$(10)	$(1,241)	$61	$9,541

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
in millions	Shares	Amount
Balance as of December 31, 2024	884	$—	$12,008	$(1)	$(4,035)	$7,972
Net income	—	—	—	—	722	722
Issuance of common stock in connection with stock option exercises	3	—	11	—	—	11
Issuance of common stock in connection with warrants exercises, net of shares withheld	1	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	1	—	15	—	—	15
Issuance of common stock in connection with business combination	2	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	7	—	(372)	—	—	(372)
Repurchase and retirement of Class A common stock	(10)	—	(446)	—	—	(446)
Change in other comprehensive income	—	—	—	8	—	8
Share-based compensation	—	—	162	—	—	162
Balance as of June 30, 2025	888	$—	$11,378	$7	$(3,313)	$8,072

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling Interests	Total stockholders’ equity
in millions	Shares	Amount
Balance as of December 31, 2025	901	$—	$11,284	$8	$(2,152)	$11	$9,151
Net income	—	—	—	—	911	8	919
Issuance of common stock in connection with stock option exercises	1	—	3	—	—	—	3
Issuance of common stock in connection with Employee Share Purchase Plan	—	—	17	—	—	—	17
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	4	—	(23)	—	—	—	(23)
Purchase of Capped Calls	—	—	(93)	—	—	—	(93)
Repurchase and retirement of Class A common stock	(7)	—	(666)	—	—	—	(666)
Change in other comprehensive loss	—	—	—	(18)	—	—	(18)
Share-based compensation	—	—	207	—	—	—	207
Issuance of RVI common stock in connection with initial public offering, net of offering costs	—	—	—	—	—	312	312
Non-controlling interests recognized in connection with business combination	—	—	—	—	—	9	9
Deconsolidation of RVI	—	—	2	—	—	(320)	(318)
Capital contributions from a partner	—	—	—	—	—	41	41
Balance as of June 30, 2026	899	$—	$10,731	$(10)	$(1,241)	$61	$9,541
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

On March 6, 2026, RVI launched its IPO and commenced trading on the NYSE. During the three months ended June 30, 2026, we liquidated a portion of our interest in RVI resulting in the deconsolidation of RVI in June 2026. Upon deconsolidation, we have elected to account for our retained interest in RVI under the fair value option. Refer to Note 4 - Deconsolidation of RVI for further information. In April 2026, we announced that Robinhood will serve as broker and sole initial trustee for Trump Accounts on behalf of the U.S. Department of the Treasury. Robinhood will work with BNY, which has been selected by the U.S. Department of the Treasury as financial agent for Trump Accounts, to develop and operate the infrastructure required for Trump Accounts, which officially launched on July 4, 2026. This includes providing the necessary technology, building an intuitive front-end experience, creating educational resources, and managing customer support for Trump Accounts for which Robinhood will earn revenue. These accounts will leverage Robinhood’s technology and infrastructure to power a standalone web and app experience designed uniquely for this initiative. In June 2026, we acquired WonderFi, a Canadian leader in digital asset products and services.
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers and exchanges in excess of 10% of total net revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Market makers and exchanges:
Citadel Securities, LLC	13%	16%	12%	16%
All others individually less than 10%	39%	31%	47%	32%
Total as percentage of total net revenues	52%	47%	59%	48%

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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the six months ended June 30, 2026 that materially impacted our unaudited condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The amendments will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this guidance will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impacts of the amendments on our consolidated financial statements.
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which the SEC has proposed to rescind, requires registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. We continue to monitor the status of the Final Rules and evaluate the potential impact of the Final Rules.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” This guidance requires additional disclosures about certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We have not elected to early adopt this guidance. The guidance can either be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance simplifies the capitalization guidance for internal-use software costs by removing all references to prescriptive and sequential software development stages under Subtopic 350-40. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. We have not elected to early adopt this guidance. The guidance can be applied prospectively, retrospectively or under a modified transition approach. We are currently evaluating the impacts of the amendments on our consolidated financial statements.
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
The acquisition date fair value of the consideration transferred for TradePMR was approximately $169 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of approximately 2 million unvested shares of the Company’s Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. These shares are not part of the equity incentive plans described in Note 12 - Common Stock and Stockholders’ Equity.
The following table summarizes the final purchase price allocation of assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the first quarter of 2026, we finalized the purchase price allocation based on changes in management’s estimates and assumptions which did not have a significant impact on the initial purchase price allocation.

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
Acquisition of Bitstamp
On June 2, 2025, we acquired all outstanding equity of Bitstamp, a globally-scaled cryptocurrency exchange with institutional and retail customers. This acquisition of Bitstamp accelerates our expansion worldwide, including across the EU, the U.K., and Asia. The acquisition date fair value of the consideration transferred for Bitstamp was approximately $224 million following customary purchase price adjustments and was entirely paid in cash.
The following table summarizes the final purchase price allocation of assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the second quarter of 2026, we finalized the purchase price allocation based on changes in management’s estimates and assumptions which did not have a significant impact on the initial purchase price allocation.

(in millions)	Fair Value
Cash and cash equivalents	$65
Cash and securities segregated under federal and other regulations	1,103
Receivables from users, net	13
Prepaid expenses	6
Other current assets	15
Other non-current assets	8
Goodwill	93
Intangible assets	70
Accounts payable and accrued expenses	(28)
Payables to users	(1,115)
Other current liabilities	(4)
Other non-current liabilities	(2)
Net assets acquired	$224
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

The total consideration paid for the acquisition was approximately $79 million in cash. As MIAXdx was acquired through our joint venture, Rothera, SIG contributed $41 million toward the purchase price and related expenses. During the 3-year period following the closing date, Rothera has the ability to purchase half of the outstanding 10% of MIAXdx held by Miami International Holdings, Inc., subject to certain conditions.
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

(in millions)	Fair Value
Cash and cash equivalents	$1
Cash and securities segregated under federal and other regulations	17
Prepaid expenses	1
Goodwill	23
Intangible assets	47
Payables to users	(1)
Non-controlling interests	(9)
Total purchase price	$79
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

Acquisition of WonderFi
On June 1, 2026, we acquired all outstanding equity of WonderFi, a Canadian leader in digital asset products and services. The acquisition of WonderFi accelerates our expansion into Canada. The acquisition date fair value of the consideration transferred for WonderFi was approximately $178 million and was entirely paid in cash.
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

(in millions)	Fair Value
Cash and cash equivalents	$17
Cash and securities segregated under federal and other regulations	60
Prepaid expenses and other current assets	3
Other non-current assets	21
Goodwill	120
Intangible assets	50
Accounts payable and accrued expenses	(18)
Payables to users	(60)
Other current and non-current liabilities	(15)
Net assets acquired	$178
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of WonderFi and anticipated operational synergies. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximated fair value.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions, except years)	Fair Value	Useful Life
Customer relationships	$22	14
Licenses	21	N/A
Developed technology	7	1
Total	$50
The overall weighted average useful life of the identified amortizable intangible assets acquired is 11.02 years. The estimated fair value of the intangible assets acquired approximates the amounts a market participant would pay for these intangible assets as of the acquisition date. We used a multi-period excess earnings method to estimate the fair value of customer relationships acquired, the with and without method to estimate the fair value of the licenses acquired, and the replacement cost method to estimate the fair value of the developed technology acquired.
Pro forma results of operations for Wonderfi have not been presented as the effect of this acquisition was not material to our consolidated financial statements.

NOTE 4: DECONSOLIDATION OF RVI
On June 25, 2026, we sold a portion of our ownership interest in RVI, resulting in the loss of a controlling financial interest in RVI. Accordingly, we deconsolidated RVI, and no longer include RVI's assets, liabilities, and results of operations in our consolidated financial statements as of that date forward. RHV remains the advisor to RVI and charges a management fee of 2% of RVI's net asset value (“NAV”).
In connection with the deconsolidation, we derecognized all assets and liabilities of RVI at their carrying values of $673 million, net, and the noncontrolling interest in RVI at its carrying value of $322 million, as of June 25, 2026. We received $22 million of cash in consideration for the sale of our shares in RVI. Upon the loss of our controlling financial interest, we remeasured the fair value of our retained interest in RVI at a fair value of $435 million as of June 25, 2026. The fair value of our retained interest in RVI was determined based on the closing market price of RVI common stock on June 25, 2026, a Level 1 input under the fair value hierarchy. Refer to Note 8 - Investments and Fair Value Measurement for further information.
As a result, we recognized a gain on deconsolidation of $106 million for the three and six months ended June 30, 2026, which relates to the remeasurement of our retained interest in RVI to fair value at the deconsolidation date. The gain was recognized in other income, net in the unaudited condensed consolidated statements of operations.
Following deconsolidation, we elected the fair value option under ASC 825-10 to account for our retained interest in RVI, with changes in fair value recognized in earnings in the period in which they occur. As of June 30, 2026, the fair value of our retained interest was recorded at $437 million and is included in other current assets in the unaudited condensed consolidated balance sheets.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in millions)	Carrying Amount
As of December 31, 2025	$385
Additions	143
Measurement period adjustment	(6)
Foreign currency translation adjustment	(6)
As of June 30, 2026	$516
There was no impairment of goodwill during the six months ended June 30, 2026.

Intangible Assets
The components of intangible assets, net as of June 30, 2026 were as follows:

(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Developed technology	$104	$(36)	$68	3.74
Customer relationships	86	(10)	76	12.03
Trade names	3	(2)	1	1.88
Indefinite-lived intangible assets	101	—	101	N/A
Total	$294	$(48)	$246
Amortization expense of intangible assets was $7 million and $14 million for the three and six months ended June 30, 2026.
As of June 30, 2026, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
Remainder of 2026	$18
2027	26
2028	20
2029	20
2030	14
Thereafter	47
Total	$145

NOTE 6: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Transaction-based revenues:
Options	$265	$342	$505	$602
Event contracts	10	156	13	260
Cryptocurrencies	160	100	412	234
Equities	66	129	122	211
Other	38	49	70	92
Total transaction-based revenues	539	776	1,122	1,399

Net interest revenues:
Margin interest	114	215	224	408
Interest on segregated cash, cash equivalents, securities, and deposits, net	77	60	133	118
Cash Sweep	60	41	108	86
Credit card, net	13	40	23	72
Interest on corporate cash and investments	46	31	95	65
Securities lending, net	54	10	77	14
Interest expenses related to credit facilities	(8)	(10)	(14)	(18)
Other	1	2	1	3
Total net interest revenues	357	389	647	748

Other revenues:
Gold subscription revenues	44	54	82	104
Proxy revenues	36	42	45	50
Other	13	47	20	74
Total other revenues	93	143	147	228

Total net revenues	$989	$1,308	$1,916	$2,375
The following table presents interest revenue earned and interest expense paid from securities lending:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Interest revenue	$153	$112	$253	$209
Interest expense	(99)	(102)	(176)	(195)
Securities lending, net	$54	$10	$77	$14

The following table presents interest revenue earned from segregated cash, cash equivalents, securities, and deposits, and interest expense paid to users on uninvested cash and option deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Interest revenue	$77	$117	$133	$199
Interest expense	—	(57)	—	(81)
Interest on segregated cash, cash equivalents, securities, and deposits, net	$77	$60	$133	$118
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
As of June 30, 2026, contract liabilities include $59 million of unearned Robinhood Gold subscription revenue, recognized when users remit cash payments in advance of the time we satisfy our performance obligations. The unearned subscription revenue was recorded as other current liabilities on the unaudited condensed consolidated balance sheets. Contract liabilities also include $13 million of TradePMR performance obligations acquired as part of the TradePMR acquisition, with $8 million recorded in other current liabilities and $5 million in other non-current liabilities which was recorded on the unaudited condensed consolidated balance sheets. This liability represents consideration received in advance of satisfying the related performance obligations and is subject to repayment if certain contractual conditions are not met.

The table below sets forth contract receivables and liabilities balances for the period indicated:

(in millions)	Contract Receivables	Contract Liabilities
Beginning of the period, January 1, 2026	$185	$57
End of the period, June 30, 2026	325	72
Changes during the period	$140	$15
The difference between the opening and ending balances of our contract receivables was primarily driven by higher options and equities transaction-based revenues, the timing differences between our performance and counterparty payments, and an increase in proxy revenues.
The difference between the opening and ending balances of our contract liabilities was primarily driven by growth in annual Robinhood Gold subscriptions, including growth in Robinhood Gold Card holders within that subscriber base, partially offset by the recognition of a portion of TradePMR’s performance obligation, as well as timing differences between our performance and customer billing.

NOTE 7: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses, which is primarily related to fraudulent activities, included in receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Beginning balance	$16	$15	$14	$16
Provision for credit losses	9	5	20	10
Write-offs	(6)	(10)	(16)	(16)
Recoveries	1	—	2	—
Ending Balance	$20	$10	$20	$10
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

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Beginning balance	$39	$43	$40	$41
Provision for credit losses	7	7	14	14
Payments to Coastal Bank	(7)	(6)	(15)	(12)
Recoveries	1	—	1	1
Ending balance	$40	$44	$40	$44

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Beginning balance	$15	$73	$11	$56
Provision for credit losses	12	44	18	68
Write-offs	(3)	(16)	(5)	(25)
Recoveries	—	3	—	5
Ending balance	$24	$104	$24	$104
The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $9 million and $13 million as of December 31, 2025, and as of June 30, 2026, were not included in the tables below.

(in millions, except for percentages)	December 31, 2025
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total past due receivables	Total Receivables
On-balance sheet	$814	$18	$8	$26	$840
Off-balance sheet	177	15	8	23	200
Total credit card loans	$991	$33	$16	$49	$1,040
% of Total loans	95%	3%	2%	5%	100%

(in millions, except for percentages)	June 30, 2026
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total past due receivables	Total Receivables
On-balance sheet	$1,181	$43	$19	$62	$1,243
Off-balance sheet	189	15	10	25	214
Total credit card loans	$1,370	$58	$29	$87	$1,457
% of Total loans	94%	4%	2%	6%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers’ financial condition. The key indicator we monitor when assessing the credit quality and risk is customers’ credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2025 and June 30, 2026. Our receivables by FICO scores:

	December 31,		June 30,
(in millions, except FICO scores)	2025	% of Total loans	2026	% of Total loans
Below 640	$26	3%	$59	4%
640-690	202	19%	296	20%
Greater than 690	812	78%	1,102	76%
Total credit card loans	$1,040	100%	$1,457	100%
NOTE 8: INVESTMENTS AND FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$52	$—	$—	$52
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	311	—	—	311
Foreign Treasury securities	53	—	—	53
Deposits with clearing organizations:
U.S. Treasury securities(1)	1	—	—	1
Other current assets:
U.S. Treasury securities (2)	200	—	—	200
Stablecoin	152	—	—	152
Equity securities - securities owned	28	—	—	28
Other non-current assets:
Non-marketable securities (3)	—	—	232	232
Money market funds - escrow account	2	—	—	2
User-held fractional shares	3,782	—	—	3,782
Total financial assets	$4,581	$—	$232	$4,813

Liabilities
Fractional shares repurchase obligations	$3,782	$—	$—	$3,782
Total financial liabilities	$3,782	$—	$—	$3,782

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$27	$—	$—	$27
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	4,024	—	—	4,024
Foreign Treasury securities	41	—	—	41
Deposits with clearing organizations:
U.S. Treasury securities(1)	400	—	—	400
Other current assets:
Equity securities - securities owned	484	—	—	484
Stablecoin	155	—	—	155
Other non-current assets:
Non-marketable securities (3)	—	—	20	20
Money market funds - escrow account	2	—	—	2
User-held fractional shares	4,764	—	—	4,764
Total financial assets	$9,897	$—	$20	$9,917

Liabilities
Fractional shares repurchase obligations	$4,764	$—	$—	$4,764
Total financial liabilities	$4,764	$—	$—	$4,764

____________________________
(1) As of December 31, 2025 and June 30, 2026, $1 million of our U.S. Treasury securities are deposited with an exchange to enable the execution, clearing, and settlement of event contracts. As of June 30, 2026, $399 million of our U.S. Treasury securities were pledged to a clearing organization to meet margin requirements for our security lending program.
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

June 30,
(in millions)	2026
Beginning of period, January 1, 2026	$232
Purchases during the period	225
Net unrealized gains	17
De-recognition upon RVI deconsolidation	(454)
End of period, June 30, 2026	$20
During the six months ended June 30, 2026, we had no transfers in or out of Level 3 assets or liabilities.

Investments for which RHV is the advisor measured using Level 3 inputs primarily consist of investments in privately-held investments. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. When a recent financing transaction occurs and represents fair value, the Company also uses the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company’s own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction and any more recent observed transactions in the instruments issued by the investee company as well as any updates regarding the investee company’s performance. As of June 30, 2026, the Company determined the fair value of investments for which RHV is the advisor based on recent transactions of each of the investees.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented as follows:

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Notes	$—	$2,208	$—	$2,208
Total financial liabilities	$—	$2,208	$—	$2,208

NOTE 9: INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2026	2025	2026
Income before income taxes	$442	$709	$813	$1,120
Provision for income taxes	56	136	91	201
Effective tax rate	12.7%	19.2%	11.2%	17.9%
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
For the three months ended June 30, 2026, the ETR was lower than the U.S. federal statutory rate primarily due to the excess tax benefits from SBC and the release of the valuation allowance on certain California deferred tax assets. For the six months ended June 30, 2026, the ETR was lower than the U.S. federal statutory rate primarily due to excess tax benefits from SBC.
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence for the six months ended June 30, 2026, we believe it is more likely than not that the tax benefits of certain California, other U.S. states and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.

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
The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2025 and June 30, 2026:

	December 31,	June 30,
(in millions)	2025	2026
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$2,408	$6,036
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	2,408	6,036
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	2,408	6,036
Fair value of securities borrowed from users and third parties	(2,346)	(6,005)
Net amount	$62	$31

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$11,626	$20,536
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	11,626	20,536
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	11,626	20,536
Fair value of securities pledged to counterparties	(10,902)	(19,951)
Net amount	$724	$585
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2025 and June 30, 2026, we were permitted to re-pledge securities with a fair value of $23.62 billion and $29.81 billion under margin account agreements with users, and securities with insignificant fair value that we borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2025 and June 30, 2026, we were permitted to borrow securities with a fair value of $75.88 billion and $96.25 billion including securities with a fair value of $2.35 billion and $6.00 billion that we had borrowed from users.

As of December 31, 2025 and June 30, 2026, we had re-pledged securities with a fair value of $10.90 billion and $19.95 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2025 and June 30, 2026, we had re-pledged $2.83 billion and $4.67 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
NOTE 11: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Convertible Notes
On June 25, 2026, we issued $2.2 billion aggregate principal amount of 0.00% convertible senior notes due 2029 pursuant to an indenture between RHM and U.S. Bank Trust Company, National Association, as trustee, in a private offering pursuant to Rule 144A under the Securities Act. The Convertible Notes are senior unsecured obligations of RHM. The $2.2 billion aggregate principal amount of the Convertible Notes included $200 million in aggregate principal amount of Notes issued pursuant to the initial purchasers’ option to purchase additional Convertible Notes on the same terms and conditions, which the initial purchasers exercised in full on June 23, 2026.The Convertible Notes do not bear regular interest , and the principal amount of the Notes will not accrete. The Convertible Notes will mature on October 1, 2029, unless earlier repurchased, redeemed, or converted. We may pay special interest on the Notes under certain circumstances in accordance with the terms of the Indenture.
In connection with the offering of the Convertible Notes, we used approximately $290 million of the net proceeds from the offering of the Convertible Notes to repurchase approximately 2.7 million shares of our Class A common stock in privately negotiated transactions effected with or through one of the initial purchasers of the Convertible Notes or its affiliate at a purchase price per share equal to $105.71, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market on June 22, 2026.
The Convertible Notes are carried at amortized cost. Debt issuance costs of approximately $30.6 million, which include underwriter discounts and offering expenses, are presented as a direct deduction from the carrying amount of the Convertible Notes and are amortized to interest expense over the contractual term of the Convertible Notes using the effective interest method. The effective interest rate of the Convertible Notes is 0.43%. The dilution impact was accounted for using the if-converted method; refer to Note 13 - Net Income (Loss) per Share for more information. As of June 30, 2026, the outstanding principal amount is $2.20 billion, and the net carrying amount is $2.17 billion.

As of June 30, 2026, the remaining unamortized debt issuance costs were $30.5 million with a remaining amortization period of approximately 3.26 years. As of June 30, 2026, the Convertible Notes are potentially convertible into 12.6 million shares of Class A common stock, and no shares were actually issued upon conversion.

The Indenture contains customary covenants and events of default, including non-payment of principal or interest when due, breach of other obligations, and cross-acceleration, each subject to grace periods and other terms specified in the Indenture. Upon such an event of default, the Convertible Notes may be declared immediately due and payable. The Indenture also sets forth certain bankruptcy or insolvency events of default involving the Company, after which the Convertible Notes become automatically due and payable. The Indenture also limits mergers, consolidations, and sales of all or substantially all assets of the Company, and imposes certain reporting obligations, among other things.

Settlement
We are required to settle any conversion by paying cash up to the aggregate principal amount of the Convertible Notes being converted, with any excess settled in cash, shares of our Class A common stock, or a combination thereof, at our election.

Conversion
The Convertible Notes are convertible at the option of the holders, prior to the close of business on the business day immediately preceding July 1, 2029, if certain conditions related to their trading price or our share price are met, certain corporate events or distributions occur, or they are called for redemption. On or after July 1, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Convertible Notes are freely convertible by the holders.

The initial conversion rate of the Convertible Notes is 5.7332 shares of our Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $174.42 per share of Class A common stock (representing a 65% premium to the $105.71 June 22, 2026 closing price).

The conversion rate is subject to adjustment in certain circumstances under the Indenture. In addition, the Company will, in certain circumstances, increase the conversion rate for holders who elect to convert the Convertible Notes in connection with certain corporate events or who convert the Convertible Notes ,called for redemption during the related redemption period (as defined in the Indenture).

Redemption
We may not redeem the Convertible Notes prior to July 1, 2028, except when the aggregate outstanding principal amount of the Convertible Notes is less than $100 million and certain other conditions are satisfied.

We may redeem for cash all or any portion of the Convertible Notes (subject to certain limitations), at our option, on or after July 1, 2028 and prior to the twenty-first scheduled trading day immediately preceding the maturity date, if the last reported sale price of our Class A common stock has been at least 120% of the conversion price for a set period as specified in the Indenture, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid special interest, to, but excluding, the redemption date.

In the event of a fundamental change, holders may require the Company to repurchase the Convertible Notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid special interest, if any.

Capped Calls Transactions
On June 22, 2026, in connection with the pricing of the Convertible Notes, and on June 23, 2026, in connection with the initial purchasers’ exercise in full of their option to purchase additional Convertible Notes, we entered into privately negotiated Capped Calls transactions with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of $123.2 million. The Capped Calls initially cover, subject to customary anti-dilution adjustments, the number of shares initially underlying the notes sold in the offering
The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls were recorded as a reduction to additional paid-in capital and will not be remeasured.
The Capped Calls have an initial strike price of $174.4227 per share of Class A common stock subject to certain adjustments, and an initial cap price of approximately $237.8475 per share of Class A common stock, subject to certain adjustments. Conditions that cause adjustments to the initial cap price mirror conditions that result in corresponding adjustments for the Convertible Notes.

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

As of December 31, 2025 and June 30, 2026, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.
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
As of June 30, 2026, the Trust maintained six revolving borrowing arrangements (with Barclays, SVB, Wells Fargo, Truist Bank, Goldman Sachs, and Mizuho) providing an aggregate commitment limit of $1.55 billion. These facilities have revolving periods ending between November 2026 and April 2029. Borrowings generally bear interest at a commercial paper rate, Term SOFR, or Daily Simple SOFR plus applicable margins ranging from 1.30% to 1.50%. Undrawn amounts accrue commitment fees between 0.20% and 0.35%. As of June 30, 2026, the weighted-average interest rate of the active arrangements was 5.06%.
For the year ended December 31, 2025 and during the six months ended June 30, 2026, the Trust purchased $5.2 billion and $6.2 billion of credit card receivables. As of December 31, 2025 and June 30, 2026, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $786 million and $1.1 billion, and the outstanding balance of borrowing principal and interest was $602 million and $959 million. For the three and six months ended June 30, 2025, the net interest revenue of the Trust was $8 million and $12 million. For the three and six months ended June 30, 2026, the net interest revenue of the Trust was $34 million and $61 million.
On July 23, 2026, the Trust completed an inaugural issuance of $500 million of Series 2026-1 asset-backed notes, which are secured primarily by a pool of credit card receivables originated by Coastal Bank and part of the Trust collateral. The offering consisted of four classes of fixed-rate notes that were issued to qualified institutional buyers in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The notes have a revolving period ending in June 2029, with a final maturity date in July 2031. The notes have a weighted average coupon of approximately 4.86%.
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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of June 30, 2026, the off-balance sheet credit card receivables funded under the Program Agreement was $214 million.

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

Cryptocurrency Held in Custody on Behalf of Users

We hold cryptocurrencies in custody on behalf of our users which includes staked assets on our platform, totaling $38.2 billion and $26.3 billion at fair value at December 31, 2025 and June 30, 2026, and these assets were not recorded on our unaudited condensed consolidated balance sheets. The fair value was determined based on observed market pricing representing the last price executed for trades of each cryptocurrency at period ends. We also considered whether a liability representing anticipated losses from crypto assets that we hold in custody on behalf of users should be recognized and determined the likelihood of such losses was remote. As such, we did not record a liability at December 31, 2025 and June 30, 2026.
NOTE 12: COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of June 30, 2026, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.
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
Warrants
As of June 30, 2026, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 8.74 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. For the six months ended June 30, 2026, no warrants were exercised via net settlement, resulting in no shares of Class A common stock issued, and the maximum purchase amount of all remaining outstanding warrants was $232 million.

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
For the three and six months ended June 30, 2026, we repurchased approximately 1.7 million and 4.8 million shares of our Class A common stock for $124 million and $374 million under our Repurchase Program. In addition, we repurchased 2.7 million shares of our Class A common stock for $290 million using the net proceeds from the offering of the Convertible Notes during the current period. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk for more details.

Equity Incentive Plans
2021 Omnibus Incentive Plan
Our 2021 Plan became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs, NSOs, SARs, RSAs, RSUs, performance restricted stock units (“PSUs”), and other equity-based awards) and cash-based awards.
As of June 30, 2026, an aggregate of 537 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 179 million shares had been issued under the plans, 11 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 347 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition. The following table summarizes the activity related to our Time-Based RSUs for the six months ended June 30, 2026, which is the period we grant our company-wide annual refresh grants:

(in millions, except for weighted average grant date fair value)	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2025	8	$29.92
Granted	7	76.32
Vested	(4)	35.32
Forfeited	(2)	51.87
Unvested at June 30, 2026	9	$60.92
Performance Restricted Stock Units

We grant PSUs that generally vest over one to three years upon the satisfaction of performance conditions. There were no unvested PSUs outstanding as of December 31, 2025. During the six months ended June 30, 2026, we granted 0.3 million PSUs with a weighted-average grant date fair value of $82.07 per unit. The number of PSUs granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms. During the six months ended June 30, 2026, no shares underlying PSUs vested.
Acquisition of TradePMR
In connection with the acquisition of TradePMR, we issued approximately 2 million unvested shares of Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, that will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. These shares are not part of the equity incentive plans described above. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. The following table summarizes the activity for the six months ended June 30, 2026:

(in millions, except for weighted average grant date fair value)	Number of RSAs	Weighted- average grant date fair value
Unvested at December 31, 2025	2	$48.85
Issued	—	—
Vested	(1)	48.85
Forfeited	—	—
Unvested at June 30, 2026	1	$48.85
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Brokerage and transaction	$3	$2	$5	$5
Technology and development	39	48	83	88
Operations	2	1	3	2
Marketing	2	3	4	5
General and administrative	32	51	56	97
Total	$78	$105	$151	$197
We have capitalized SBC expense related to internally developed software of $6 million and $10 million during the three and six months ended June 30, 2026 compared to $5 million and $11 million for the three and six months ended June 30, 2025.
As of June 30, 2026, there was $520 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.13 years.

NOTE 13: NET INCOME (LOSS) PER SHARE
We present net income (loss) per share using the two-class method. Class A and Class B common stock have identical liquidation and dividend rights, differing only in voting rights; accordingly, undistributed earnings are allocated proportionately and EPS is the same for both classes on an individual and combined basis. We compute the dilutive effect of shares issuable upon conversion of our Convertible Notes using the if-converted method and the dilutive effect of equity awards under our employee equity incentive plans using the treasury stock method. The following table presents the calculation of basic and diluted EPS:

(in millions, except for per share data)	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2026		2025		2026
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$336	$50	$503	$70	$627	$95	$807	$112
Less: Net income attributable to non-controlling interests	—	—	10	2	—	—	7	1
Net income attributable to Robinhood common stockholders	$336	$50	$493	$68	$627	$95	$800	$111
Denominator
Weighted-average common shares outstanding - basic	767	115	790	109	767	116	789	110
Basic EPS	$0.44	$0.44	$0.62	$0.62	$0.82	$0.82	$1.01	$1.01

Diluted EPS:
Numerator
Net income	$336	$50	$503	$70	$627	$95	$807	$112
Less: Net income attributable to non-controlling interests	—	—	10	2	—	—	7	1
Net income attributable to Robinhood common stockholders	336	50	493	68	627	95	800	111
Reallocation of net income as a result of conversion of Class B to Class A common stock	50	—	68	—	95	—	111	—
Reallocation of net income (loss) to Class B common stock	—	(2)	—	(1)	—	(3)	—	(2)
Net income attributable to Robinhood common stockholders for diluted EPS	$386	$48	$561	$67	$722	$92	$911	$109
Denominator
Weighted-average common shares outstanding - basic	767	115	790	109	767	116	789	110
Dilutive effect of stock options and unvested shares	27	—	13	—	28	—	14	—
Conversion of Class B to Class A common stock	115	—	109	—	116	—	110	—
Weighted-average common shares outstanding - diluted	909	115	912	109	911	116	913	110
Diluted EPS	$0.42	$0.42	$0.62	$0.62	$0.79	$0.79	$1.00	$1.00

The following potential common shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Convertible Notes	—	13	—	13
Employee Incentive Plans	7	—	7	—
Total anti-dilutive securities	7	13	7	13
Our Capped Calls were also excluded from the calculation of diluted net income per share as the effect would have been antidilutive.

NOTE 14: LEASES
Our operating leases are substantially comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	June 30,
(in millions)	Classification	2025	2026
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$182	$175

Lease liabilities:
Current operating lease liabilities	Other current liabilities	22	20
Non-current operating lease liabilities	Other non-current liabilities	199	199
Total lease liabilities		$221	$219
Cash flows related to leases were as follows:

	Six Months Ended June 30,
(in millions)	2025	2026
Operating cash flows:
Payments for operating lease liabilities	$15	$16
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$14	$6
NOTE 15: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $71 million as of December 31, 2025 and $89 million as of June 30, 2026. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of June 30, 2026 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
Described below are certain pending matters in which there is at least a reasonable possibility that a material loss could be incurred. We intend to continue to defend these matters vigorously.
Best Execution, Payment for Order Flow, and Sources of Revenue Civil Litigation
Beginning in December 2020, multiple putative securities fraud class action lawsuits were filed against RHM, RHF, and RHS. Five cases were consolidated in the U.S. District Court for the Northern District of California. An amended consolidated complaint was filed in May 2021, alleging violations of Section 10(b) of the Exchange Act and various state law causes of action based on claims that we violated the duty of best execution and misled putative class members by publishing misleading statements and omissions in customer communications relating to the execution of trades and revenue sources (including PFOF). Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief. In February 2022, the court granted Robinhood’s motion to dismiss the amended consolidated complaint without prejudice. In March 2022, plaintiffs filed a second consolidated amended complaint, alleging only violations of Section 10(b) of the Exchange Act, which Robinhood moved to dismiss. In October 2022, the court granted Robinhood’s motion in part and denied it in part. In November 2022, Robinhood filed a motion for judgment on the pleadings, which the court denied in January 2023. In March 2024, Plaintiffs filed a motion for class certification, which Robinhood opposed. In October 2024, the court denied class certification without prejudice. Plaintiffs filed a renewed motion for class certification in January 2025, which Robinhood is opposing. In June 2025, Robinhood agreed to a settlement in principle with plaintiffs. The settlement was approved by the court in June 2026.
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
A number of individual actions related to the Early 2021 Trading Restrictions were filed against RHM, RHF, and RHS and remain pending in arbitrations. The actions assert violations of securities laws and common law causes of action and seek monetary damages, costs and expenses, and other relief.
RHM, RHF, RHS, and our CEO, Vladimir Tenev, among others, have received requests for information, and in some cases, subpoenas and requests for testimony, related to investigations and examinations of the Early 2021 Trading Restrictions from the USAO, the DOJ, Antitrust Division, the New York Attorney General’s Office, other state attorneys general offices, and a number of state securities regulators. Also, a related search warrant was executed by the USAO to obtain Mr. Tenev’s cell phone. There have been several inquiries based on specific customer complaints. As previously disclosed, on March 6, 2025, we resolved FINRA’s investigation into these matters as part of the March 2025 FINRA Settlement (as defined below). We have not otherwise received requests related to the Early 2021 Trading Restrictions in over two years.

IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act. Plaintiff seeks unspecified compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. In January 2024, the court granted Robinhood’s motion to dismiss the second amended complaint without leave to amend. In February 2024, plaintiffs filed a notice of appeal to the Ninth Circuit. On August 29, 2025, the Ninth Circuit issued its opinion affirming in part and reversing in part the district court. Robinhood’s petition for rehearing en banc was denied. In February 2026, Robinhood filed for a writ of certiorari in the United States Supreme Court, which remains pending.
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
Cash Sweep Litigation
In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. In January 2025, Robinhood filed a motion to dismiss. On April 28, 2025, the court granted in part and denied in part Robinhood’s motion to dismiss. In May 2025, RHM, RHF, and RHS were sued in a putative class action captioned Deeney v. Robinhood Markets, Inc. et al., in the U.S. District Court for the Northern District of California, which also made allegations related to Robinhood’s cash sweep program. The complaint sought, among other things, certification of the class, unspecified monetary damages, attorneys’ fees and costs, and restitution. The parties in Dey and Deeney have agreed to consolidate the matters and Plaintiffs have filed an amended consolidated complaint. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. Robinhood moved to dismiss the complaint, which was granted in part and denied in part. Robinhood has reached a settlement in principle.
Event Contracts Litigation
In June 2025, RHM and RHD were sued along with several co-defendants, in state court in six states (Georgia, Illinois, Kentucky, Massachusetts, Ohio and South Carolina) by Georgia Gambling Recovery LLC, Illinois Gambling Recovery LLC, Kentucky Gambling Recovery LLC, Massachusetts Gambling Recovery LLC, Ohio Gambling Recovery LLC, and South Carolina Gambling Recovery LLC respectively. Each plaintiff asserts a claim under the respective state’s Statute of Anne, which are statutes that permit recovery of gambling losses under certain conditions, which vary by state. Each plaintiff seeks damages for losses allegedly sustained in trading certain event contracts, including damage multipliers in certain states, attorney’s fees and costs, and declaratory relief. Robinhood removed all six cases to federal court. Each plaintiff sought to remand the matters. The court in Georgia denied plaintiff’s motion to remand and RHD moved to dismiss the action. The courts in Illinois, Kentucky, and Ohio granted plaintiff’s motion to remand. Plaintiffs voluntarily dismissed RHD in Georgia, Massachusetts, Ohio, and South Carolina and have moved to voluntarily dismiss RHD in Illinois. In May 2026, the court in Kentucky ordered a six-month stay.

In July 2025, RHM and RHD, among others, were sued by the Blue Lake Rancheria, Chicken Ranch Rancheria of Me-Wuk Indians, and Picayune Rancheria of the Chukchansi Indians (the “Blue Lake plaintiffs”) in the U.S. District Court for the Northern District of California. The complaint alleges that certain event contracts offered by RHD are unlawful sports gambling activity. The Blue Lake plaintiffs allege several causes of action including violation of the Indian Gaming Regulatory Act, violation of tribal gaming Ordinances, civil violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), infringement of tribal sovereignty, and false advertising under the Lanham Act. The Blue Lake plaintiffs have asserted only the RICO cause of action against RHM and RHD. The complaint seeks injunctive relief, declaratory relief, damages, treble damages, costs, and attorney’s fees. In September 2025, the Blue Lake plaintiffs moved for a preliminary injunction. The court denied the motion and plaintiffs have appealed the denial to the U.S. Court of Appeals for the Ninth Circuit, which remains pending. In the district court, Robinhood has moved to dismiss the action. The district court has stayed the matter pending the outcome of the plaintiffs’ appeal and another appeal related to event contracts in the Ninth Circuit.
In August 2025, a similar suit was filed against RHM and RHD, among others, by the Ho-Chunk Nation in the U.S. District Court for the Western District of Wisconsin alleging substantially the same facts and causes of action and seeking substantially the same relief. The Ho-Chunk Nation only asserted a claim for a civil violation of RICO against RHM and RHD. In December 2025, the plaintiff moved for a preliminary injunction, which Robinhood opposed. Robinhood also moved to dismiss the action. In May 2026, the district court denied the motion for preliminary injunction and dismissed the RICO claim against Robinhood. The Ho-Chunk Nation has moved to amend the complaint but has not named Robinhood in the proposed amended complaint.
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
In March 2026, RHD filed suits in the U.S. District Court for the Western District of Michigan and the U.S. District Court for the Western District of Washington seeking similar injunctive relief from enforcement of Michigan and Washington’s state gaming laws respectively.
The CFTC has filed lawsuits against state authorities in several states across the country, generally asserting that the CEA preempts the application of state gambling laws to the offering of federally regulated event contracts. In April 2026, the CFTC filed a complaint against the State of Connecticut and its gaming authorities, alleging that Connecticut laws which the State sought to enforce against certain DCMs preempted by federal law. In June 2026, RHD filed an unopposed motion to intervene as a plaintiff in the CFTC’s action in Connecticut, which remains pending.
New Jersey agreed to a preliminary injunction pending the outcome of its appeal in the Third Circuit of the grant of a preliminary injunction in a similar case brought by KalshiEx LLC. In April 2026, the Third Circuit ruled in favor of KalshiEx LLC. The court extended the preliminary injunction and the parties are to submit a joint letter after New Jersey petitions for a writ of certiorari from the United States Supreme Court or the deadline for petition for a writ lapses.
In Nevada, the court denied RHD’s motion for a preliminary injunction. Robinhood has agreed to cease offering new sports-related event contracts in Nevada as of December 1, 2025, and to take action to explore unwinding longer-duration open sports-related event contracts in Nevada, in exchange for the State’s agreement to refrain from enforcing its state gaming laws during the pendency of RHD’s appeal. RHD appealed the decision to the U.S. Court of Appeals for the Ninth Circuit and moved for an injunction pending appeal, both of which remain pending. Oral argument on the appeal was heard on April 16, 2026.
In Massachusetts, the court initially dismissed RHD’s suit as unripe. RHD’s motion for reconsideration was granted. RHD filed an amended complaint and renewed its motion for a preliminary injunction.

Massachusetts agreed to refrain from enforcing its state gaming laws pending: (1) a decision on RHD’s then-pending preliminary injunction motion; (2) a final decision on the injunction from a Massachusetts appellate court in KalshiEx’s state court enforcement litigation; and (3) any stay is lifted in KalshiEx’s state court enforcement litigation. The district court dismissed RHD’s amended complaint as unripe. RHD has appealed to the U.S. Court of Appeals for the First Circuit.
In Michigan, RHD’s motion for preliminary injunction was denied in June 2026 and RHD has appealed to the U.S. Court of Appeals for the Sixth Circuit.
In Washington, the State agreed to non-enforcement of certain state laws against RHD for event contracts trading while the Ninth Circuit decision in the Nevada action described above is either pending or the deadline to seek en banc review of the Ninth Circuit’s decision elapses or such review is denied.
On April 22, 2026, RHD and several co-defendants were sued in a putative class action in state court in Massachusetts by a purported Robinhood customer seeking to recover losses incurred as a result of sports-related event contract trading under Massachusetts’s Statute of Anne and a theory of unjust enrichment. Plaintiff seeks declaratory relief, injunctive relief, unspecified damages, interest, and attorney’s fees and costs. RHD removed the case to federal court and has moved to compel it to arbitration.
On April 22, 2026, RHM and RHD were sued in a putative class action in U.S. District Court for the Northern District of California. The plaintiffs, purported Robinhood customers, alleged that Robinhood’s sports-related event contracts violate California’s Unfair Competition Law, California’s Consumer Legal Remedies Act, New Jersey’s Statute of Anne, New Jersey’s Consumer Fraud Act, New York’s deceptive business practices and false advertising laws, New York’s Statute of Anne, and Michigan’s gambling loss recovery act, Michigan’s Consumer Protection Act, and further sought to recover damages under a theory of unjust enrichment. Plaintiffs seek declaratory relief, injunctive relief, unspecified damages including treble or punitive damages, restitution, disgorgement, attorney’s fees, interest and costs.
In June 2026, three additional related putative class actions were filed against RHM and RHD in federal court in the Northern District of California alleging that Robinhood’s sports event contracts constitute illegal gambling and asserting claims under various state gambling loss recover acts, state consumer-protection acts, and a theory of unjust enrichment. These suits seek damages (including treble and punitive), compliance changes, restitution, disgorgement, attorney's fees and costs. These four matters have been consolidated and Robinhood has moved to compel the majority of the plaintiffs to arbitration.
On April 23, 2026, the State of Wisconsin filed a lawsuit against RHD, RHM, RHS, Kalshi, Inc., KalshiEx, LLC, Kalshi Klear, LLC, Kalshi Trading, LLC, Coinbase Global, Inc., and Coinbase Financial Markets, Inc., in Wisconsin state court alleging that sports-related event contracts constitute illegal sports betting and are a public nuisance. Wisconsin seeks a declaratory judgment and a preliminary and permanent injunction preventing the defendants from offering sports-related event contracts in Wisconsin. The State of Wisconsin moved for a temporary injunction to enjoin Robinhood and its co-defendants from offering sports-related event contracts in Wisconsin. On April 24, 2026, the Kalshi defendants removed the case to the U.S. District Court for the Western District of Wisconsin with the consent of the Robinhood and Coinbase defendants. Wisconsin has moved to remand and moved for a preliminary injunction. On June 1, 2026 and July 8, 2026, RHS and RHM, respectively, were dismissed from the action.
On June 17, 2026, the Commonwealth of Kentucky sued RHM, RHD, KalshiEx, LLC, Kalshi, Inc., Kalshi Klear, Inc., Kalshi Klear, LLC, Kalshi Trading, LLC, Webull Corporation, and Coinbase Financial Markets, Inc. in Kentucky state court asserting violations of Kentucky’s Consumer Protection Act, Kentucky’s Loss Recovery Act, and Kentucky’s gambling regulations. Kentucky seeks declaratory relief, injunctive relief, damages (including treble and punitive damages), statutory and civil penalties, restitution, and disgorgement. The Kalshi defendants removed the case to the U.S. District Court for the Eastern District of Kentucky with the Robinhood and Coinbase defendants. Kentucky has moved to remand.

Google Tracking Privacy Litigation
On May 8, 2026, a putative class action was filed in the U.S. District Court for the Northern District of California alleging that RHM violated various privacy laws and allowed sensitive personal financial information including account positions and account numbers to be transmitted to Google without customer consent. Plaintiff asserts violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, California Consumer Privacy Act, negligence, breach of implied contract, intrusion upon seclusion, and breach of confidence. Plaintiff is seeking declaratory relief, injunctive relief, statutory damages, disgorgement, attorney's fees and costs.
Stubhub IPO Litigation
On June 29, 2026, RHF was named, alongside Stubhub Holdings, Inc. (“Stubhub”), Stubhub officers and directors who signed Stubhub’s IPO documents, Stubhub’s IPO underwriters, and SoFi Securities LLC in a complaint filed in the U.S. District Court for the Southern District of New York alleging that Stubhub’s IPO documents contained materially misleading information about Stubhub’s near-term market opportunity, advertising business and financials. RHF was named as a “Selling Group Defendant.” Plaintiff is seeking unspecified compensatory damages, rescission, disgorgement, injunctive relief, and costs and expenses. RHF is only named in the Section 12(a)(2) claim, which alleges that RHF failed to exercise reasonable care to ensure that statements in the IPO offering documents were true and not materially misleading.

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
Data as of and for the three and six months ended June 30, 2025 and 2026 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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

Financial Results and Performance
With respect to the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:
•total net revenues increased 32% to $1,308 million compared to $989 million;
•net income attributable to Robinhood increased 45% to $561 million, compared to $386 million;
•diluted EPS increased 48% to $0.62, compared to $0.42;
•total operating expenses increased 33% to $734 million compared to $550 million;
•Adjusted EBITDA (non-GAAP) increased 35% to $741 million compared to $549 million;
•Funded Customers increased by 1.9 million, or 7%, to 28.4 million compared to 26.5 million, and Investment Accounts increased by 2.5 million, or 9%, to 29.9 million compared to 27.4 million;
•Total Platform Assets increased 32% to $368.7 billion compared to $278.6 billion, primarily driven by continued Net Deposits and higher equity valuations, partially offset by lower cryptocurrency valuations;
•Net Deposits were $21.7 billion, which translates to an annualized growth rate of 28% relative to Total Platform Assets at the end of the first quarter of 2026, compared to $13.8 billion, which translates to an annualized growth rate of 25% relative to Total Platform Assets at the end of the first quarter of 2025. Over the past twelve months, Net Deposits were $75.7 billion, a growth rate of 27% relative to Total Platform Assets at the end of the second quarter of 2025;
•ARPU increased 24% to $187 compared to $151; and
•Robinhood Gold Subscribers increased 39% to 4.84 million compared to 3.48 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments

Workforce Reduction
On June 16, 2026, we announced a reduction in force as part of our efforts to maintain a high performance culture, further accelerate product velocity, and remain lean and disciplined. This reduction in force involved approximately 10% of our full-time employees, and additionally involved the closure of a small number of open roles across the Company.

Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended June 30,
	2025	2026	% Change
Funded Customers(1) (in millions)	26.5	28.4	7%
Total Platform Assets(2) (in billions)	$278.6	$368.7	32%
Net Deposits (in billions)	$13.8	$21.7	NM
Annualized Growth Rate with respect to Net Deposits	25%	28%	NM
ARPU (in dollars)	$151	$187	24%
Robinhood Gold Subscribers (in millions)	3.48	4.84	39%
________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended June 30,
(in millions)	2025	2026	% Change
Beginning Funded Customers	25.8	27.4	6%
New Funded Customers	0.6	0.9	50%
Resurrected Customers	0.1	0.2	100%
Acquired customers	0.5	0.3	NM
Churned Customers	(0.5)	(0.4)	(20)%
Ending Funded Customers	26.5	28.4	7%
(2)The following table sets out the components of Total Platform Assets by type of asset:

	Three Months Ended June 30,
(in billions)	2025	2026	% Change
Equities	$160.1	$265.5	66%
Cryptocurrencies	41.1	26.3	(36)%
Options and futures	2.0	2.9	45%
RIA assets	42.9	50.0	17%
Cash held by Customers	41.8	45.6	9%
Receivables from Customers (primarily margin balances)	(9.3)	(21.6)	132%
Total Platform Assets	$278.6	$368.7	32%
The following table describes the changes within Total Platform Assets:

	Three Months Ended June 30,
(in billions)	2025	2026	% Change
Beginning Total Platform Assets	$220.6	$307.3	39%
Acquired assets	8.9	0.7	NM
Net Deposits	13.8	21.7	NM
Net market gains	35.3	39.0	10%
Ending Total Platform Assets	$278.6	$368.7	32%

Non-GAAP Financial Measures
Adjusted EBITDA
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total net revenues, net income, and other results under GAAP, we utilize non-GAAP calculations of Adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to Robinhood, excluding (i) net income (loss) attributable to non-controlling interests, (ii) interest expenses related to debt obligations, (iii) provision for (benefit from) income taxes, (iv) depreciation and amortization, (v) SBC, (vi) significant legal and tax settlements and reserves, and (vii) other significant gains, losses, and expenses (such as impairments, restructuring charges, and business acquisition-, or disposition-related expenses) that we believe are not indicative of our ongoing results. This non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Net income attributable to Robinhood	$386	$561	$722	$911
Net income (loss) attributable to non-controlling interests	—	12	—	8
Net income	386	573	722	919
Add:
Interest expenses related to debt obligations	8	10	14	18
Provision for income taxes	56	136	91	201
Depreciation and amortization	21	23	41	46
EBITDA (non-GAAP)	471	742	868	1,184
Add:
SBC	78	105	151	197
Restructuring charges	—	23	—	23
Less:
Gain on deconsolidation of RVI (1)	—	(106)	—	(106)
Unrealized and realized gains in equity securities (2)	—	(23)	—	(23)
Adjusted EBITDA (non-GAAP)	$549	$741	$1,019	$1,275
_______________
(1) The $106 million gain from deconsolidation excludes a $17 million unrealized gain recognized in net income earlier in the current period, which was reflected in the carrying value of RVI at deconsolidation and is presented separately as a realized gain.
(2) For the three and six months ended June 30, 2026, primarily related to investments held by RVI.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenues:
Transaction-based revenues	$539	$776	$1,122	$1,399
Net interest revenues	357	389	647	748
Other revenues	93	143	147	228
Total net revenues	989	1,308	1,916	2,375

Operating expenses(1):
Brokerage and transaction	48	62	98	122
Technology and development	214	256	428	497
Operations	29	57	60	95
Provision for credit losses	28	56	52	92
Marketing	99	104	204	211
General and administrative	132	199	265	373
Total operating expenses	550	734	1,107	1,390

Other income, net	3	135	4	135
Income before income taxes	442	709	813	1,120
Provision for income taxes	56	136	91	201
Net income	$386	$573	$722	$919
Less: Net income (loss) attributable to non-controlling interests	—	12	—	8
Net income attributable to Robinhood	$386	$561	$722	$911
_______________
(1)Includes SBC expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026
Brokerage and transaction	$3	$2	$5	$5
Technology and development	39	48	83	88
Operations	2	1	3	2
Marketing	2	3	4	5
General and administrative	32	51	56	97
Total SBC expense	$78	$105	$151	$197

Comparison of the Three and Six Months Ended June 30, 2025 and 2026
Revenues
Transaction-Based Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Transaction-based revenues:
Options	$265	$342	29%	$505	$602	19%
Event contracts	10	156	NM	13	260	NM
Cryptocurrencies	160	100	(38)%	412	234	(43)%
Equities	66	129	95%	122	211	73%
Other	38	49	29%	70	92	31%
Total transaction-based revenues	$539	$776	44%	$1,122	$1,399	25%
Transaction-based revenues as a % of total net revenues:
Options	26%	26%		27%	25%
Event contracts	1%	12%		1%	11%
Cryptocurrencies	16%	8%		22%	10%
Equities	7%	10%		6%	9%
Other	4%	3%		3%	4%
Total transaction-based revenues	54%	59%		59%	59%
Transaction-based revenues increased by $237 million and $277 million, for the three and six months ended June 30, 2026, primarily driven by increases of $146 million and $247 million in event contracts, $77 million and $97 million in options, and $63 million and $89 million in equities, partially offset by decreases of $60 million and $178 million in cryptocurrencies.
Options revenues increased due to a 43% and 32% increase in Options Contracts Traded per trader. The increase was partially offset by lower option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.
Event contracts revenues increased primarily due to an acceleration in our prediction markets business, reflecting higher trading activity compared to the same period in 2025 when the offering was still in its early stage.
Cryptocurrencies revenues decreased primarily due to lower cryptocurrency rebate rates from crypto market makers, a 16% and 24% decrease in the number of users placing cryptocurrency trades, and a 20% and 21% decrease in the average Notional Trading Volume traded per trader, partially offset by cryptocurrencies revenues benefiting from our acquisition of Bitstamp.
Equities revenues increased primarily due to a 56% and 51% increase in the average Notional Trading Volume traded per trader and a 13% and 6% increase in the number of users placing equity trades. Additionally, equities revenues increased as a result of higher equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Net interest revenues:
Margin interest	$114	$215	89%	$224	$408	82%
Interest on segregated cash, cash equivalents, securities, and deposits, net	77	60	(22)%	133	118	(11)%
Cash Sweep	60	41	(32)%	108	86	(20)%
Credit card, net	13	40	208%	23	72	213%
Interest on corporate cash and investments	46	31	(33)%	95	65	(32)%
Securities lending, net	54	10	(81)%	77	14	(82)%
Interest expenses related to credit facilities	(8)	(10)	25%	(14)	(18)	29%
Other	1	2	100%	1	3	200%
Total net interest revenues	$357	$389	9%	$647	$748	16%
Net interest revenues as a % of total net revenues:
Margin interest	12%	17%		12%	17%
Interest on segregated cash, cash equivalents, securities, and deposits, net	8%	5%		7%	5%
Cash Sweep	6%	3%		6%	3%
Credit card, net	1%	3%		1%	3%
Interest on corporate cash and investments	5%	2%		5%	3%
Securities lending, net	5%	1%		4%	1%
Interest expenses related to credit facilities	(1)%	(1)%		(1)%	(1)%
Other	—%	—%		—%	—%
Total net interest revenues	36%	30%		34%	31%
Net interest revenues increased by $32 million and $101 million for the three and six months ended June 30, 2026, primarily driven by higher margin interest and net credit card interest, due to increased margin borrowers and the growth in our credit card business, as well as higher accretion income on investments. The increase was partially offset by a decrease in interest revenue from securities lending activities driven by a relatively unfavorable average rate on higher stock loan balances, as well as a decrease in interest revenue on Cash Sweep, corporate cash and investments driven by a lower short-term interest rate environment. We anticipate any potential future rate cuts by the Federal Reserve will negatively impact our net interest revenues and adversely affect our customers’ returns on cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net(2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities(5)	Other	Total net interest revenues
Three Months Ended June 30, 2026
June 30, 2026	$21,641	$18,687	$29,707	$1,457	$71,492
March 31, 2026	16,953	16,669	26,023	1,132	60,777
Average(3)	19,015	18,001	28,020	1,347	66,383
Revenue (expense)	$215	$91	$41	$40	$387	$10	$(10)	$2	$389
Annualized yield(4)	4.52%	2.02%	0.59%	11.88%	2.33%				2.34%
Three Months Ended March 31, 2026
March 31, 2026	$16,953	$16,669	$26,023	$1,132	$60,777
December 31, 2025	16,823	10,995	32,786	1,040	61,644
Average(3)	17,344	13,974	29,019	1,084	61,421
Revenue (expense)	$193	$92	$45	$32	$362	$4	$(8)	$1	$359
Annualized yield(4)	4.45%	2.63%	0.62%	11.81%	2.36%				2.34%
Three Months Ended June 30, 2025
June 30, 2025	$9,457	$14,045	$32,719	$562	$56,783
March 31, 2025	8,802	9,763	28,187	429	47,181
Average(3)	8,912	11,815	30,148	513	51,388
Revenue (expense)	$114	$123	$60	$13	$310	$54	$(8)	$1	$357
Annualized yield(4)	5.12%	4.16%	0.80%	10.14%	2.41%				2.78%
Six Months Ended June 30, 2026
June 30, 2026	$21,641	$18,687	$29,707	$1,457	$71,492
December 31, 2025	16,823	10,995	32,786	1,040	61,644
Average(3)	18,355	15,890	28,876	1,228	64,349
Revenue (expense)	$408	$183	$86	$72	$749	$14	$(18)	$3	$748
Annual yield(4)	4.45%	2.30%	0.60%	11.73%	2.33%				2.32%
Six Months Ended June 30, 2025
June 30, 2025	$9,457	$14,045	$32,719	$562	$56,783
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	8,623	11,111	28,468	462	48,664
Revenue (expense)	$224	$228	$108	$23	$583	$77	$(14)	$1	$647
Annualized yield(4)	5.20%	4.10%	0.76%	9.96%	2.40%				2.66%
__________
(1) Includes cash and cash equivalents, restricted cash, segregated cash, cash equivalents, and securities under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue and ii) an on-balance sheet amount representing purchased credit card receivables by the Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Trust, with the difference in those amounts resulting in net interest revenues. As of June 30, 2026, the off-balance sheet amount funded under the Program agreement was $214 million and the on-balance sheet amount was $1,243 million. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
(3) Average balance rows represent the simple average of month-end balances in a given period.
(4) Annualized yield is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
(5) Includes interest expenses related to our revolving credit facilities; interest expense related to the Trust is included in the credit card, net interest yield calculation. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.

Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Other revenues:
Gold subscription revenues	$44	$54	23%	$82	$104	27%
Proxy revenues	36	42	17%	45	50	11%
Other	13	47	262%	20	74	270%
Total other revenues	$93	$143	54%	$147	$228	55%
Other revenues as a % of total net revenues:
Gold subscription revenues	4%	4%		4%	4%
Proxy revenues	4%	3%		2%	2%
Other	1%	4%		2%	4%
Other revenues as a % of total net revenues	9%	11%		8%	10%
Other revenues increased $50 million and $81 million for the three and six months ended June 30, 2026, primarily driven by increases in Robinhood Gold subscription revenues due to growth in Robinhood Gold Subscribers, service revenues earned from Trump Accounts, and revenues earned from coin listings.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Operating expenses:
Brokerage and transaction	$48	$62	29%	$98	$122	24%
Technology and development	214	256	20%	428	497	16%
Operations	29	57	97%	60	95	58%
Provision for credit losses	28	56	100%	52	92	77%
Marketing	99	104	5%	204	211	3%
General and administrative	132	199	51%	265	373	41%
Total operating expenses	$550	$734	33%	$1,107	$1,390	26%

Brokerage and Transaction

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$16	18	13%	$27	33	22%
Market data expenses	8	13	63%	16	23	44%
Instant withdrawals	5	9	80%	15	19	27%
Other	19	22	16%	40	47	18%
Total	$48	$62	29%	$98	$122	24%
Percent of total net revenues:	5%	5%		5%	5%
Brokerage and transaction costs increased by $14 million and $24 million for the three and six months ended June 30, 2026, primarily due to a $5 million and $7 million increase in market data expense driven by an increase in customer volume. In addition, employee compensation, benefits, and overhead expenses increased $2 million and $6 million due to the growth and expansion of our business. Other brokerage and transactions costs increased $3 million and $7 million primarily related to increases in credit card processing fees.
Technology and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$112	$142	27%	$233	$271	16%
Cloud infrastructure services	53	54	2%	103	107	4%
Software and tools	38	50	32%	73	98	34%
Other	11	10	(9)%	19	21	11%
Total	$214	$256	20%	$428	$497	16%
Percent of total net revenues:	22%	20%		22%	21%
Technology and development costs increased by $42 million and $69 million for the three and six months ended June 30, 2026, primarily due to a $30 million and $38 million increase in employee compensation, benefits, and overhead expenses driven by recent acquisitions and the launch of new products. Additionally, software and tools expenses increased by $12 million and $25 million driven by continued growth of our business and the integration of acquired businesses.

Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$19	$30	58%	$39	$54	38%
Customer experience	5	18	260%	11	25	127%
Other	5	9	80%	10	16	60%
Total	$29	$57	97%	$60	$95	58%
Percent of total net revenues:	3%	4%		3%	4%
Operations costs increased by $28 million and $35 million for the three and six months ended June 30, 2026, primarily due to a $13 million and $14 million increase in customer experience costs to support Trump Accounts. Employee compensation, benefits, and overhead increased by $11 million and $15 million driven by the increased growth and expansion of our business. Additionally, other operations expense increased by $4 million and $6 million driven by the increase in transaction volume.
Provision for credit losses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Provision for credit losses - credit card related	$19	$51	168%	$32	$82	156%
Provision for credit losses - brokerage related	9	5	(44)%	20	10	(50)%
Total	$28	$56	100%	$52	$92	77%
Percent of total net revenues:	3%	4%		3%	4%
Provision for credit losses increased by $28 million and $40 million for the three and six months ended June 30, 2026, primarily due to a $32 million and $50 million increase in credit card-related provision for credit losses driven by higher balances of purchased credit card receivables consistent with the growth of our credit card business, partially offset by a decrease in reserve rates, benefitting from improved recovery rates. In addition, brokerage related provision for credit losses decreased by $4 million and $10 million due to decreased fraud activity.
Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Digital marketing	$41	$52	27%	$94	$103	10%
Employee compensation, benefits, and overhead	13	15	15%	24	27	13%
Brand marketing	23	7	(70)%	45	26	(42)%
Other	22	30	36%	41	55	34%
Total	$99	$104	5%	$204	$211	3%
Percent of total net revenues:	10%	8%		11%	9%

Marketing costs increased by $5 million and $7 million for the three and six months ended June 30, 2026 primarily due to an increase in marketing expenses related to our prediction markets and credit card offerings, offset by an decrease in brand marketing expenses due to lower campaign spend compared to the same periods in 2025.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$100	$129	29%	$182	$240	32%
Legal expenses	14	21	50%	28	44	57%
Other professional fees	15	24	60%	32	41	28%
Other	3	25	733%	23	48	109%
Total	$132	$199	51%	$265	$373	41%
Percent of total net revenues:	13%	15%		14%	16%
General and administrative costs increased by $67 million and $108 million for the three and six months ended June 30, 2026 primarily due to a $29 million and $58 million increase in employee compensation, benefits, and overhead expenses driven by increased SBC related to the modification of executive awards related to senior leadership transitions and the growth and expansion of our business. Additionally, other general and administrative expenses increased $22 million and $25 million and legal expenses increased $7 million and $16 million for the three and six months ended June 30, 2026 in relation to new product offerings and reserves for legal matters.
Other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Other income, net	$3	$135	NM	$4	$135	NM
Other income, net increased by $132 million and $131 million for the three and six months ended June 30, 2026 primarily driven by a $106 million gain recognized as a result of the deconsolidation of RVI and a $23 million gain from equity securities primarily related to investments held by RVI during the three and six months ended June 30, 2026. Refer to Note 4 - Deconsolidation of RVI of our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Provision for income taxes	$56	$136	143%	$91	$201	121%
Provision for income taxes increased by $80 million and $110 million for the three and six months ended June 30, 2026 primarily due to the growth of the business and decrease in excess tax benefits from SBC.

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
Liquid Assets
As of June 30, 2026, we had cash and cash equivalents of $5.4 billion and stablecoin of $155 million. Refer to Note 8 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of June 30, 2026, we had committed revolving credit facilities with a total borrowing capacity of up to $4.875 billion and a borrowing capacity for the Trust of up to $1.550 billion. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
RVI Deconsolidation
On June 25, 2026, we sold a portion of our ownership interest in RVI, generating cash proceeds of $22 million. Refer to Note 4 - Deconsolidation of RVI, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of June 30, 2026:

	Payments Due by Period
(in millions)	Total	Remainder of 2026	2027-2028	2029-2030	Thereafter
Convertible notes	$2,200	$—	$—	$2,200	$—
Purchase commitments(1)	1,287	180	574	471	62
Credit Card Funding Trust borrowing principal and interest	959	959	—	—	—
Operating lease commitments(2)	336	21	94	86	135
Robinhood match incentives commitments(3)	9	9	—	—	—
Total	$4,791	$1,169	$668	$2,757	$197
_______________
(1) Purchase commitments are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These primarily relate to commitments for cloud infrastructure, data services and business insurance.
(2) Operating lease commitments include tenant improvement allowances, which are amortized as a reduction of lease expense over the shorter of the estimated useful life of the improvements or the respective lease term.

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
The table below summarizes the net capital, capital requirements, and excess net capital of RHS, RHF, RHD, and TradePMR as of periods presented:

	June 30, 2026
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$3,947	$504	$3,443
RHF	196	0.25	196
RHD	435	9	426
TradePMR	13	0.25	13
As of June 30, 2026, these subsidiaries were in compliance with their respective regulatory capital requirements.

Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2025	2026
Cash provided by (used in):
Operating activities	$4,151	$2,758
Investing activities	841	(1,054)
Financing activities	(703)	2,086
Operating activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) operating activities were primarily due to:
Increase in securities loaned due to continued growth of our securities lending program, as well as market conditions, variable lending and funding activities	$3,733
Increase in payable to users primarily driven by higher customer free credit balance	3,248
Increase in net income after adjusting for non-cash items	157
Increase in securities borrowed due to increased customer activities	(705)
Increase in receivables from users primarily driven by higher customer margin receivables	(3,176)
Increase in securities segregated under federal and other regulations	(3,772)
Decrease in working capital primarily driven by increase in receivables from brokers, dealers, and clearing organizations and increase in deposits with clearing organizations	(878)
$(1,393)
Investing activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) investing activities were primarily due to:
Increase due to lower cash paid associated with business and asset acquisitions	$150
Increase in proceeds from sales of investment	28
Increase in purchases of non-marketable securities	(220)
Cash derecognized upon deconsolidation of RVI	(220)
Increase in purchases of credit card receivables offset by collections during the year	(256)
Decrease in proceeds received from maturities of held-to-maturity investments	(266)
Decrease in cash, cash equivalents, and segregated cash acquired in business acquisitions	(1,098)
Other	(13)
$(1,895)

Financing activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) financing activities were primarily due to:
Proceeds from issuance of convertible senior notes	$2,200
Decrease in cash paid for taxes related to net share settlement of equity awards	349
Proceeds received from issuance of RVI common stock in connection with initial public offering, net of offering costs	312
Increase in borrowings by the Credit Card Funding Trust to purchase credit card receivables	278
Increase in contributions from noncontrolling interests	41
Increase in repayments on borrowings by the Credit Card Funding Trust	(25)
Purchase of Capped Calls	(123)
Increase in cash paid for repurchases of common stock of RHM	(218)
Other	(25)
$2,789

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
There have been no material changes to our critical accounting estimates during the six months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2025 Form 10-K.
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

The impact to total net revenues, net income, and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	June 30,
(in millions)	2025	2026
50 basis point	$123	$175
100 basis point	247	350
150 basis point	370	525

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

We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 11 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of June 30, 2026, we had limited financial exposure associated with changes in interest rates as of such date.
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
Changes in Internal Control Over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2026, we acquired WonderFi as discussed in Note 3 – Business Combinations, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. We are in the process of evaluating and integrating WonderFi into our system of internal control over financial reporting. In accordance with guidance issued by the staffs of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred and management currently expects to exclude WonderFi from such assessment for 2026.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Unaudited Financial Statements — Note 15 - Commitments & Contingencies.”

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

•As registered broker-dealers, we are subject to “best execution” requirements under common law agency principles, fiduciary obligations, and FINRA rules. We could be penalized if we fail to comply with these requirements, and these requirements might be modified in the future in a way that could harm our business.

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

•If we fail to provide, monetize, or successfully execute on new and innovative products, services and initiatives that are adopted by customers, our business may become less competitive and our revenue might decline.

•We rely on third parties to perform some key functions, and their failure to perform those functions could adversely affect our business, financial condition, and results of operations.

•We continue to incorporate AI technologies into some of our products and processes. These technologies may present business, compliance, legal, and reputational risks.

•Our business could be materially and adversely affected by a cybersecurity or data breach or other attack involving our computer systems or data or those of our customers or third-party or fourth-party service providers.

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

•If the SEC, a state regulator or a private litigant alleges that staking or onchain lending services we offer in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of federal securities laws or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking or onchain lending activities and may be subject to monetary penalties and other sanctions.

•Cryptocurrency laws, regulations, regulatory guidance, regulatory interpretations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

•Our launch of Stock Tokens globally, continued offering of Classic Stock Tokens and perpetual futures trading in the EEA, and updates to Robinhood Wallet to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third-party decentralized exchange within the Robinhood Wallet, may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

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

We might experience declines in the growth of our business (or negative growth) as a result of a number of factors, including slowing demand for our platforms, insufficient growth in the number of customers that utilize our platforms, declines in the level of usage of our platforms by existing customers, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that have, in some instances, and could continue to reduce financial activity and the maturation of our business, among others. We also may not realize the intended benefits of acquisitions of, or investments in, other companies, products, or technologies intended to grow our business. Any failure to successfully address these risks and challenges as we encounter them, will negatively affect our growth. Our revenue growth rate has declined in the past and if our revenue growth rate were to decline in the future, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which subjects us to a number of uncertainties, risks, and difficulties that could adversely affect our business.

We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. For example, we have undertaken multiple restructurings, and in the past have implemented significant workforce reductions and have scaled back hiring plans. These actions were driven by a general downturn in economic and market conditions. While these steps were taken to improve operational efficiency, there can be no assurance that further restructuring or workforce reductions will not be necessary in the future. As part of our ongoing efforts in the normal course of business, we also continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time, we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers. For example, in June 2026, we announced a reduction in force as part of our efforts to maintain a high performance culture, further accelerate product velocity, and remain lean and disciplined.

Such efforts to control costs have in the past resulted, and might in the future result, in reduced productivity and deteriorating workforce morale, which can cause our business initiatives to suffer. However, as market conditions improve, we also face a risk that renewed business growth could strain our existing resources, or that we are not able to effectively scale up in response, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a dispersed employee base.

We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. Additionally, as our business operations continue to expand, we have had and may continue to have difficulties meeting customer demand and expectations or face challenges with respect to new offerings or services we have not previously provided or have previously provided in a different capacity or smaller scale. For instance, through our engagement as brokerage and initial trustee in connection with the Trump Accounts initiative, we have entered into a new business line, which introduces new and heightened risks, including potential increased public or political scrutiny, the need to comply with certain federal contracting policies and requirements, including with respect to reimbursement and invoicing, and operational challenges associated with building and managing a platform to government specifications. Likewise, in June 2026, RHS received approval from FINRA to engage in underwriting activities in connection with public securities offerings. This new business line will expose us to risks we have not previously faced, including that we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we are also subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings that we underwrite, as well as potential conflicts of interest, real or perceived, with our retail brokerage business. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.

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

•volatility in the market, whether generally or as a result of certain anticipated or unanticipated events (such as international conflicts, geopolitical events and developments with respect to tariffs and trade policy shifts), or the occurrence of so-called “meme” trading in equities, options, cryptocurrencies, or futures (which includes options on futures and swaps, including cleared swaps and event contracts (“Futures”)), any of which can cause our trading volumes to fluctuate;

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

•ceasing support for certain cryptocurrencies on our RHC platform, including those that the SEC or a court has asserted or determined are securities, or proactively removing certain cryptocurrencies because they share similarities with such cryptocurrencies;

•changes in the public’s perception, adoption, and use of cryptocurrencies and other asset classes;

•any inability of customers to place trades, due to system disruptions, outages, or trading restrictions;

•any events that damage customer confidence in Robinhood, such as security, privacy, or data breaches;

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

In prior full year periods since our inception, we have incurred operating losses, and even though we are profitable now, we may not be profitable in the future.

We generated positive full year GAAP net income for the first time in 2024, and full year GAAP net income increased in 2025. However, in prior full year periods since our inception, we have incurred operating losses. We may not be able to maintain or increase our revenue and/or maintain or further reduce our operating expenses by sufficient amounts to sustain positive GAAP net income at levels consistent with 2024 and 2025, or continue to generate positive GAAP net income.

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

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers, wholesalers and other liquidity providers (together, “Liquidity Providers”) for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from Liquidity Providers. For example, the SEC adopted final rules in 2024 (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain NMS stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. On September 30, 2025, and October 31, 2025, the SEC granted temporary exemptive relief from certain compliance dates adopted under the September 2024 Final Rules, including those relating to amended Rule 605 reporting, rules related to the requirement that exchange fees be determinable at the time of execution, and the rules related to minimum pricing increments and access fee caps, which extended the effective dates to August, February, and November of 2026 respectively. On June 11, 2026, the SEC further extended the compliance dates for the minimum pricing increment and access fee cap rules to November 2027. The quote transparency rules will make the information about smaller-sized orders publicly available and may result in the contraction of spreads across several securities, which we expect could lead to a decrease in the PFOF earned from such orders given that, as a result of the amended round lot (implemented in November 2025) and odd-lot definitions (starting on May 1, 2026), the SIPs have begun making information about smaller-sized orders publicly available and will be followed by an August 1, 2026, compliance date for the Rule 605 execution quality report amendments. In addition, the legislative and regulatory landscape governing cryptocurrencies and related activities is subject to change and is experiencing rapid evolution, and changes in the legislative or regulatory landscape, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Risks Related to our Business Relationships with Liquidity Providers

Our PFOF and Transaction Rebate arrangements with Liquidity Providers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with Liquidity Providers in equities and options). If any Liquidity Providers were unwilling or unable to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility or regulatory scrutiny), we might have little to no recourse and, if there are no other Liquidity Providers that are willing or able to receive such orders from us or to pay us for such orders, or if we are unable to find replacement Liquidity Providers in a timely manner, our transaction-based revenue would be negatively impacted. Although we have established relationships with third-party cryptocurrency exchanges that may provide additional access to Liquidity Providers that are able to execute cryptocurrency trades, any shortages in Liquidity Providers willing and able to support cryptocurrencies in the U.S. could pose a risk that we may be unable to find suitable Liquidity Providers to support cryptocurrencies. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours through Robinhood 24 Hour Market, as currently brokerage trades executed overnight are primarily routed through two Liquidity Providers. If one or more of those Liquidity Providers become unwilling or unable to do business with us in the future, we may be unable to find additional Liquidity Providers to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue. Furthermore, if any of our Liquidity Providers decide to alter our given fee arrangement, our transaction-based revenue could be negatively impacted.

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

Risks Related to Regulation of PFOF

In recent years, PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices, and a settlement of a consolidated putative class action in federal district court relating to the same factual allegations was approved by the court in June 2026. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to, or which may otherwise impact, PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in March 2024, the SEC adopted amendments to enhance order execution disclosures under Rule 605 of Regulation NMS (the “Order Execution Disclosure Rules”), which will apply for the first time to RHF and RHS beginning August 1, 2026.

Beginning August 1, 2026, the Order Execution Disclosure Rules will require brokers, including RHF and RHS, to make new, publicly available execution quality disclosures that will allow customers, regulators, academics, the press, and others to compare execution quality between brokers. Execution quality of brokers may vary based on the trading characteristics of the broker’s customers, including, but not limited to, the average number of shares traded, the types of securities (e.g., large cap, small cap, more liquid or less liquid, average spread size, etc.), what types of orders customers submit (e.g., market or limit) and when customers place their trades (e.g., market open, during the regular session or market close). Depending on how our order execution quality compares to other brokers, we could be subject to negative press or critical academic studies that could result in regulatory scrutiny or civil actions that may result in negative consequences for our business and profitability in both the near-term and long-term.

As a result of the SEC’s amended round lot definition (which was implemented in November 2025) and the addition of odd-lot information to the SIPs’ reporting obligations (which became effective on April 27, 2026), the SIPs have begun making information about smaller-sized orders publicly available, which may result in the contraction of spreads across many securities, and we expect may lead to a decrease in the PFOF earned from such orders. Any new or heightened PFOF regulation, including future compliance dates in connection with implementation of the September 2024 Final Rules, could result in increased compliance costs and otherwise could materially decrease our transaction-based revenue, might make it more difficult for us to expand our platforms in certain jurisdictions, and could require us to make significant changes to our revenue model, which might not be successful. Because some of our competitors either do not engage in PFOF or derive a lower percentage of their revenues from PFOF than we do, any legal or regulatory change that impacts PFOF could have an outsized impact on our results of operations. Furthermore, legal or regulatory changes could also increase our risk of potential regulatory violations and civil litigation, which could result in fines or other penalties, as well as negative publicity.

Risks Related to Negative Publicity Associated with PFOF, Transaction Rebates or our Liquidity Providers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 15 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Additionally, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customers’ equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF.

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

RHC allows customers to choose a fee-based model in lieu of a liquidity provider rebate-based model (under which RHC receives Transaction Rebates from Liquidity Providers) for cryptocurrency orders routed to cryptocurrency exchanges for execution. This optionality has in the past, and may in the future, lead to negative publicity due to potential differences in total costs for customers under the two models. Based on the nature of these cost differences, concerns have risen about (i) the use of PFOF with respect to other asset classes like equities and options and/or (ii) the replacement of Transaction Rebates with customer fees for cryptocurrency orders routed to cryptocurrency exchanges for execution. Negative publicity associated with this optionality has in the past had, and may in the future have, an adverse impact on our business, financial condition and results of operations.

We are directly and indirectly exposed to fluctuations in interest rates, and rapidly changing interest rate environments have in the past and could in the future reduce our net interest revenues and otherwise result in reduced profitability.

A portion of our revenue comes from interest income earned from our corporate cash and investment portfolio, our securities lending activities, cash sweep, and from interest-rate sensitive assets, including receivables from users’ margin-borrowing and other assets underlying the customer balances we hold on our balance sheets as customer accounts. Interest rates are the key driver of our net interest income and are subject to many factors beyond our control. Reductions in interest rates have negatively impacted, and a return to a low interest rate environment would negatively impact our total net revenues, net income (loss), and cash flows, prior to any income tax effects, and adversely impact our customers’ returns on their cash deposits. Changes to the level or mix of interest earning balances could also negatively impact our total net revenues, net income (loss), and cash flows, prior to any income tax effects, if customers react to the rising interest rate environment by moving cash that would have otherwise been spent on services or products with higher revenue potential for Robinhood into Robinhood accounts that offer customers high interest rates. For a more detailed discussion of interest rate risk and an estimate of how hypothetical 50, 100 or 150 basis point increases or decreases in interest rates to the period end balances of our interest-earning assets and liabilities could affect our total net revenues, net income (loss), and cash flows, prior to any income tax effects, see “Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk” elsewhere in this report.

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

We also might be adversely affected in the future by legal or regulatory changes related to our obligations with regard to best execution. Receipt of PFOF and best execution requirements have drawn heightened attention and scrutiny from the U.S. Congress, the SEC, and other legislative and regulatory authorities, who have at times alleged that PFOF arrangements, like those we have with our Liquidity Providers, can result in harm to customer execution quality. There is a risk that these legislative and regulatory authorities might adopt new laws or regulations relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. For instance, the SEC previously proposed rules relating to best execution requirements in December 2022 but formally withdrew them in June 2025. In June 2026, the SEC proposed rescinding Rule 611 of Regulation NMS (the "Order Protection Rule") and Rule 610(e) of Regulation NMS (which prohibits locked and crossed markets). If adopted as proposed, the rules would have a variety of effects, including shifting regulatory scrutiny away from compliance with Rule 611's intermarket price protections toward FINRA’s best execution rule, thus potentially resulting in increased regulatory focus on our order routing practices and execution quality under our best execution obligations and could require us to enhance our related policies, procedures, and documentation and increase our compliance costs. Any such new laws, regulations, or regulatory expectations could have a material adverse impact on our business and one of our primary sources of revenue.

We have in the past needed, and may in the future need, additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage, cryptocurrency and money services business operations, including key functions such as transaction settlement, custody requirements, and margin lending. The SEC and FINRA impose requirements governing the maintenance of specific levels of net capital by securities broker-dealers. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing, and with respect to our Robinhood Credit business, asset securitizations. Despite these resources, increases in the number of customers, and fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, could affect our ability to meet our liquidity needs. We might be adversely affected by regulatory changes related to our obligations with regard to capital maintenance requirements. For example, in December 2024, the SEC adopted amendments to the broker-dealer customer protection rule (SEC Rule 15c3-3) to require certain broker-dealers to compute their customer and broker-dealer reserve deposit requirements, and to make any required deposits, daily rather than weekly. While these amendments required broker-dealer compliance by June 2026, we proactively began implementing these daily computations and required deposits in January 2026. This transition to daily computations has increased the operational complexity and burden related to such calculations and funding. Additionally, there is a lack of definitive guidance on whether or how these rules may apply to most cryptocurrencies, and we might be adversely affected in the future if the SEC determines that they do.

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, NSCC, and OCC), and such requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, and necessitated additional capital raising on our part. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio. RHD also needs to hold capital and make deposits with respect to certain event contracts in accordance with applicable CFTC regulations and the rules of Rothera E&C, ForecastEx, LLC, Kalshi Klear LLC, and KalshiEx LLC.

Further, RHEU and Bitstamp Europe S.A. are licensed crypto asset service providers under the EU’s MiCA, the provisions of which went into effect as of December 30, 2024. Among other requirements, RHEU and Bitstamp Europe S.A. are subject to mandatory capital requirements that vary based on the services we provide. Failure to meet these capital requirements or any future increases to these requirements could limit our ability to obtain or maintain authorization, constrain operational flexibility, or result in penalties or sanctions.

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

When available cash is not sufficient, we might seek to engage in equity or debt financing to secure additional funds. Additionally, we might seek to fund our Robinhood Credit business through securitizations, including through warehouse facilities or the issuance of asset-backed securities. However, such additional funding might not be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and results of operations. If we issue equity or convertible debt securities, our stockholders could suffer significant dilution, and the new shares could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue future business opportunities.

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

•design-based liability claims, including with respect to design decisions regarding engagement-driven technology; and

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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as financial market volatility (such as we previously experienced during the COVID-19 pandemic or have experienced and may experience in the future due to trade policy shifts and the imposition or escalation of tariffs implemented by the U.S. and other countries or blocs, including China, Canada, and the EU, and those countries’ or blocs’ responses to such shifts and tariffs), economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and ongoing events in the Middle East, significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or Futures (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or Futures trading generally and changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly, and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first-time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future in reduced revenues and adversely affect our business, financial condition, and results of operations. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our CEO, Vladimir Tenev, has been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment agreements with some of our key personnel, most of these agreements have no specific duration and are terminable by either party at will and our senior management team has experienced recent changes. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition in the San Francisco Bay Area for software engineers, computer scientists and other technical personnel. This competition may increase further due to ongoing changes in U.S. immigration policies and enforcement practices, particularly given the foreign national employee population from which we and other companies hire for these positions, and may present increased challenges to attracting, integrating or retaining qualified personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have, a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in June 2026, we announced a reduction in force of approximately 10% of our full-time employees, and as in the periods immediately following our prior restructurings, we may experience higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen risks, operating difficulties and expenditures prior to and following closing, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, compliance obligations and/or regulatory costs and penalties, exposing us to increased regulatory risk in connection with acquired companies, increasing our expenses, and adversely impacting our business, financial condition and results of operations. In connection with such acquisitions, we have encountered and may encounter in the future challenges in successfully integrating the acquired personnel, operations, products, and technologies, including in connection with our recent acquisitions of TradePMR, Bitstamp, and WonderFi, and have and may have in the future difficulty effectively managing the combined business following such acquisitions. Moreover, the anticipated benefits of any acquisition or investment might not be realized, the acquisition or investment might not perform in accordance with expectations, and we might be exposed to unknown liabilities or risks.

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

On November 19, 2025, Robinhood invested in Rothera, a joint venture established to operate an independent and institutional-grade futures and derivatives exchange and clearinghouse. On January 20, 2026, Rothera acquired 90% of the issued and outstanding equity of Rothera E&C, a CFTC-licensed DCM, DCO, and SEF. Rothera E&C offers futures and derivative products, including prediction markets.

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

Although we do not own a majority of Rothera’s equity interests and Rothera’s day-to-day operations are conducted by its management team, we designate the majority of the members of its board of directors, which exercises governance control over Rothera, and thus consolidate the financial results of Rothera and its subsidiaries into our consolidated financial statements. As a result, any failure by Rothera or its subsidiaries to operate effectively, comply with applicable laws or regulations, maintain adequate internal controls, manage liquidity or capital requirements, or successfully execute their business strategy, could adversely affect our business, financial condition, results of operations, and reputation.

We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.

We currently only offer select services to the public outside the U.S. in certain jurisdictions, including brokerage and futures services in the U.K. through RHUK, financial instruments, brokerage, and crypto services in the EU through RHEU, cryptocurrency trading services in Canada through CCML, a wholly owned subsidiary of WonderFi, which we acquired in June 2026, and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. In addition, Bitstamp, which we acquired in June 2025 and expect to help accelerate our international growth, currently has entities operating internationally in the U.K., EU, Singapore, and the British Virgin Islands, and also offers services in other countries globally.

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

•the need to understand, interpret and comply with local laws, regulations, and customs in multiple jurisdictions, including laws and regulations governing cryptocurrency-related, credit, payments services, derivatives (including crypto-asset perpetuals), tokenized securities, broker-dealer, money transmitter, or regulated entity practices, some of which do or might require permissions, registrations, authorizations, licenses or consents, or are or might be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy, or labor and employment laws;

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

•challenges of obtaining, maintaining, protecting, defending, and enforcing intellectual property rights abroad, including the challenge of extending or obtaining third-party intellectual property rights to use various technologies in new countries;

•the need to offer customer support and other aspects of our offering (including websites, articles, blog posts, and customer support documentation) in various languages or locations;

•compliance with anti-money laundering, sanctions, anti-bribery, and anti-corruption laws, such as the FCPA and equivalent AML and sanctions rules and requirements in local markets, by us, our employees, and our business partners;

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

We have more limited experience with international legal and regulatory environments and market practices, and we might not be able to enter, penetrate, or successfully operate in the markets we choose. In addition, we might incur significant expenses as a result of our international expansion, and we might not be successful, which could lead to substantial losses.

We are exposed to funding transaction losses due to reversals or insufficient funds.

Some of our products and services are paid for by electronic transfer from customers’ bank accounts, which exposes us to risks associated with reversals, disputes, and insufficient funds. Unwinding of funds transfers due to reversals, disputes, and insufficient funds could arise from fraud, misuse, unintentional use, settlement delay, or other activities. Also, criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. If we are unable to collect and retain such amounts from the customer, or if the customer refuses or is unable, due to bankruptcy or other reasons, to reimburse us, we bear the loss for the amount of the chargeback, refund, or return.

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

We currently have a large segment of employees who work remotely and are not required to come into the office on a daily basis. Allowing employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. Additionally, the homes of certain of our employees who work remotely could be treated as “residential supervisory locations” subject to inspections on a regular periodic schedule pursuant to FINRA’s Residential Supervisory Location Designation Rule, which in turn has required certain operational changes and compliance adjustments. Non-compliance with the Residential Supervisory Location Designation Rule could subject us to fines, penalties or enforcement actions. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the U.S., the U.K., the EU, the United Arab Emirates, Singapore, Canada, the British Virgin Islands, and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of financial services, the securities and futures markets, investment advisory, investment companies, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payments services and products (such as payment processing, settlement services, and credit cards), cryptocurrency (including crypto-asset perpetuals), derivatives, trading in shares and fractional shares, fraud detection, consumer protection, AML, escheatment, sanctions regimes and export controls, data privacy, data protection, custodial accounts, data security, as well as climate risk and environmental impact, including with respect to disclosure of GHG emissions and other metrics related to climate change.

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

We operate in highly regulated industries and, despite our efforts to comply with applicable legal requirements, like all companies in our industries, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal and regulatory requirements. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. Furthermore, the U.S. Congress continues to consider potential legislation relating to digital assets and cryptocurrencies. For example, on July 17, 2025, the House of Representatives passed the CLARITY Act, which seeks to provide for a system of regulation of the offer and sale of digital assets by the SEC and CFTC and establish a provisional registration regime. The CLARITY Act is currently under consideration by the U.S. Senate, where the Senate Committee on Banking, Housing, and Urban Affairs voted on May 14, 2026, in favor of advancing its proposed “Digital Asset Market Clarity Act” that builds upon the CLARITY Act. On January 29, 2026, the Senate Committee on Agriculture, Nutrition, and Forestry voted in favor of advancing its proposed “Digital Commodity Intermediaries Act,” which likewise builds upon the CLARITY Act. The Senate released a revised and consolidated draft of the two bills on July 22, 2026.

Additionally, on July 18, 2025, the President signed into law the GENIUS Act, which establishes a federal regulatory framework for “payment stablecoins” and their issuers, as well as contemplates scope for state-only regulation. The GENIUS Act is currently scheduled to become effective on January 18, 2027. If the CLARITY Act or any of the related bills discussed above are enacted, or as the GENIUS Act is implemented, we could be required to make significant operational changes and incur increased compliance costs. For example, we support USDG in connection with Robinhood Earn, which allows eligible customers to engage in onchain lending of USDG through their self-custody wallet in the Robinhood app through integration services provided by Robinhood Non-Custodial Ltd., via an independent third-party protocol. Implementation of the GENIUS Act could significantly increase our compliance obligations with respect to USDG, and the compliance obligations of Paxos Digital Singapore Pte. Ltd. (“Paxos”), requiring us to incur increased compliance costs. Our ability to offer certain products may also be impacted by potential legislation or actions taken by government regulators. For example, on March 23, 2026, the Prediction Markets Are Gambling Act was introduced in the U.S. Senate to amend the CEA to prohibit certain event contracts. If enacted, proposed legislation could lead to the suspension or termination of certain product offerings, which could materially decrease revenue in our prediction markets business. Additionally, regulators have requested and, in the future, could request or require us to cease offering specific products or services. Such regulatory actions have led, and in the future could lead, to the suspension or termination of product offerings, which have resulted, and may in the future result, in increased compliance costs, financial losses and negative publicity. For example, after the U.S. District Court for the District of Nevada denied our motion for a preliminary injunction on November 25, 2025, we agreed to cease offering new sports-related event contracts in Nevada as of December 1, 2025, and to take action to explore unwinding longer-duration open sports-related event contracts in Nevada. For additional information, refer to Note 15 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

Broker-Dealer, FCM, Investment Adviser, and Insurance Regulations

As broker-dealers, our U.S. based subsidiaries RHF, RHS, and TradePMR are subject to extensive regulation by federal and state regulators and SROs and are subject to laws and regulations covering all aspects of the securities industry. Similarly, our Singapore subsidiary, Robinhood Singapore Pte. Ltd., was granted a capital markets service license on July 1, 2026, and is subject to regulation by the MAS. Likewise, our subsidiary in Canada, CCML, which we acquired as part of our acquisition of WonderFi, is registered as an investment dealer with, and subject to regulation by, the CIRO. Similarly, our broker-dealer subsidiary in the U.K., RHUK, is subject to comprehensive regulation by the FCA, including the Consumer Duty, which requires regulated firms to, among other things, deliver good outcomes for retail customers. This includes outcomes relating to products and services, price and value, consumer understanding, and consumer support. Our TradePMR insurance agency subsidiary is subject to regulation by state insurance regulators. Federal and state regulators (and, in the case of RHUK, the FCA) and SROs, including the SEC and FINRA, can, among other things, investigate, censure, or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products, or services, limit our acquisition activities, or suspend or expel a broker-dealer or any of its officers or employees. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs, and damage our reputation. Our subsidiary RHD, which is registered with the CFTC as a FCM, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Rothera E&C, a subsidiary of the Rothera joint venture, is also registered with the CFTC and operates as a regulated DCM, DCO, and SEF and is similarly subject to extensive regulation. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. Our subsidiaries, RAM and RHV, are registered as investment advisers with the SEC under the Advisers Act. The Advisers Act mandates a variety of requirements for RIAs, including fiduciary duties, record-keeping, operational protocols, and disclosure obligations. The Advisers Act grants regulatory bodies such as the SEC significant administrative authority to govern investment advisory firms. If the SEC or other government agencies determine that RAM or RHV have not complied with relevant laws or regulations, they can impose fines, suspend registrants and individual employees, or enact other sanctions, which may include revoking RAM’s and RHV’s registrations under the Advisers Act.

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

Certain Non-U.S. Regulations

As investment firms and crypto-asset service providers, our subsidiaries RHEU, Bitstamp Europe S.A., Bitstamp Financial Services Ltd., Bitstamp Asia Pte. Ltd., Robinhood Singapore Pte. Ltd., and Bitstamp UK Limited are subject to extensive regulation by regulators in Lithuania, Luxembourg, Slovenia, Singapore, and the U.K., respectively. Specifically, our subsidiaries, RHEU and Bitstamp Europe S.A., are licensed crypto asset service providers under MiCA, the provisions of which went into effect as of December 30, 2024. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto-asset service providers, including requirements related to governance, reserves, capital, asset safeguarding, segregation, and security. In addition, our subsidiaries, RHEU and Bitstamp Financial Services Ltd., are licensed under MiFID to provide brokerage, multilateral trading facilities and/or investment advisory services. Compliance with MiFID imposes extensive regulatory requirements on our operations in the EU, including obligations related to client classification, product governance, transaction reporting, and best execution standards. As a result of holding both MiCA and MiFID licenses, we are subject to comprehensive regulation covering virtually all financial and crypto activities within the EU. This dual licensing framework subjects us to broad and evolving supervisory regimes governing traditional financial instruments, crypto-assets, client protections, disclosure obligations, and operational standards. As we continue to evaluate and align our licensing and supervisory frameworks in the EU, including assessing the optimal structure for our MiCA and MiFID entities, we will face periods of overlapping or evolving regulatory oversight, which could result in increased compliance costs, operational burdens, and extended approval timelines in connection with any changes.

Certain of our subsidiaries, including Bitstamp Asia Pte. Ltd. and Bitstamp UK Limited, are registered or regulated in a number of other foreign jurisdictions and subject to oversight by the applicable regulators, including the MAS and the FCA. Robinhood Singapore Pte. Ltd., which offers brokerage services in Singapore, is separately regulated by the MAS and CCML, our investment dealer subsidiary in Canada, is separately regulated by the CIRO. These regulatory frameworks generally impose ongoing compliance requirements related to customer due diligence, AML, transaction monitoring, reporting, and governance. Maintaining and renewing any of these licenses, qualifications and approvals could impose substantial costs, delay or preclude planned expansions of business activities, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent us from providing our products or services in any given market. In addition, we could be subject to fines, enforcement actions and litigation if we are found to violate any of the requirements of such licenses, qualifications and approvals. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, qualifications and approvals in any jurisdiction.

We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our business practices and operations, conducted by the DOJ, SEC, FINRA, the CFTC and the NFA or other SROs or federal agencies such as OFAC, FinCEN, the FDIC or CFPB, state regulatory agencies, such as the MSD, the CAGO, the NYDFS, and international regulatory agencies, such as the U.K.’s FCA, Luxembourg’s Commission de Surveillance du Secteur Financier, Slovenia’s Agencija za trg vrednostnih papirjev, the MAS, the Bank of Lithuania and the CIRO, among other authorities. These examinations and investigations have in some instances in the past and might in the future lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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

These and other proceedings, some of which are described in Note 15 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past and might in the future relate to broker-dealer, derivatives, investment adviser, credit card, cryptocurrency, and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing and routing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, AML and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our licensing status, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters have in the past and might in the future subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing or being unable to obtain their regulatory licenses or losing their ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our other regulated subsidiaries or their officers or employees.

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

Additionally, while we offer select services and products in certain countries outside the U.S., we are not currently licensed, authorized, or registered in every jurisdiction (and in some cases are not licensed in every state). Under the terms of our customer agreements, we currently offer services only to citizens and permanent residents with a legal address within those jurisdictions where we are authorized and registered, and our application includes features designed to block access to our services from unauthorized jurisdictions. However, to the extent a customer accesses our application or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s investigation as to whether, or conclusion that, we are servicing customers in its jurisdiction without being appropriately licensed, registered, or authorized has in the past and could in the future result in fines or other enforcement actions or settlements. For example, in December 2024, we were required to pay fines and entered into consent orders with the Nebraska Department of Banking and Finance and the Massachusetts Division of Banks in connection with prior unlicensed activity.

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

For more information about the legal proceedings in which we are currently involved, see Note 15 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

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

Event contracts, whether offered by us or others, have drawn scrutiny from federal and state regulators and private parties, and have resulted in litigation that we are party to as well as litigation involving other companies that offer event contracts and between the CFTC and several states. In particular:

•Various CFTC DCMs and FCMs—including RHD—have received cease-and-desist letters from various states asserting that offering federally regulated event contracts violates state wagering and gaming laws.

•Several states have also filed civil enforcement actions against DCMs and FCMs—including RHD—in state court, some of which have been removed to federal court, which generally assert that the offering of federally regulated event contracts violates state wagering and gaming laws, public nuisance laws, or consumer protection laws. Certain state courts have issued orders granting temporary restraining orders and preliminary injunctions against some defendants restraining the offer of certain categories of event contracts; at least one of these orders has been appealed to a state appellate court.

•In March 2026, Arizona filed criminal charges against KalshiEx LLC (“KalshiEx”) and a related entity in Arizona state court for alleged violations of state betting and wagering laws. The CFTC has successfully secured a preliminary injunction prohibiting Arizona from enforcing its gambling laws through any criminal or civil enforcement actions related to event contracts listed on CFTC-regulated DCMs. That decision is on appeal to the United States Court of Appeals for the Ninth Circuit.

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

•Beginning in April 2026, the CFTC filed complaints for declaratory relief and permanent injunction against certain states seeking to enjoin such states from enforcing state laws on the ground that the CEA preempts the application of state law to federally regulated event contracts traded on

DCMs. In at least one of these actions, the CFTC has been successful in securing a preliminary injunction prohibiting a state regulator from enforcing its state gambling laws through any criminal or civil enforcement actions related to event contracts listed on CFTC-regulated DCMs. DCMs and FCMs, including RHD, have filed motions to intervene as plaintiffs in several actions brought by the CFTC, some of which have been granted.

•Certain Native American tribes have sued entities including a DCM, Robinhood, and RHD, in federal court for injunctive relief and damages for offering event contracts accessible using devices on or near tribal lands. The tribes have asserted claims under the Indian Gaming Regulatory Act, the Lanham Act, civil violation of the Racketeer Influenced and Corrupt Organizations Act, and violations of tribal compacts, ordinances, regulations, and sovereignty. The only claim currently being asserted against Robinhood and RHD is for civil violation of the Racketeer Influenced and Corrupt Organizations Act for working with the Kalshi defendants to offer event contracts through KalshiEx’s exchange.

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

•Purported customers of several DCMs and other entities - including RHD - have also brought state statutory and common law claims on behalf of themselves and putative state and nationwide classes of consumers against DCMs in connection with their offering of event contracts, both in federal court and state courts. Plaintiffs generally allege that DCMs are conducting illegal sports gambling operations. Plaintiffs assert, among other claims, violations of state unlawful trade practices statutes, claims to recover under state Statute of Anne laws, violations of the CEA and CFTC regulations, joint venture and veil piercing liability, and common law unjust enrichment, and seek damages and equitable relief. Some plaintiffs have asserted that certain contracts, or the resolution of certain contracts, violated the CEA.

For more information on certain of these proceedings, see Note 15 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

The outcome of these cases or new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement in this space could immediately or subsequently prevent us from offering, or continuing to offer, some or all types of event contracts in the future, including in specific states. In particular, additional federal or state courts, including appellate courts, may conclude that state laws attempting to prevent the trading of CFTC-regulated sports-related event contracts are not preempted by the CEA, or that event contracts are not “swaps” or contracts in excluded commodities falling within the jurisdiction of the CFTC, which would likely require us to cease offering certain event contracts in one or more states (or across all jurisdictions in which we operate) and could lead to adverse litigation and regulatory actions against us for doing so. Any such decision(s) could also result in us becoming subject to various new state-specific regulations relating to or implicating other event contracts, which would further limit our ability to offer access to event contracts within such state(s). Changes in CFTC or other regulatory policy that seek to ban or more heavily regulate event contracts, particularly event contracts that we offer such as those related to sporting events, could also require us to cease offering event contracts or materially impact our ability to offer event contracts and we may be required to cease offering such contracts in one or more jurisdictions in which we operate either immediately or with minimal advanced notice to customers. The CFTC previously proposed a rule amendment that, if adopted by the CFTC as proposed, would likely have prohibited us from offering sports and election event contracts (similar to the ones we offered in November 2024). The CFTC withdrew this proposed rule amendment on February 4, 2026, and has proposed new rule amendments related to event contracts. Those proposed rule amendments have not yet been finalized. In the future, the CFTC could also take broader and more expansive actions with respect to these or other event contracts without notice at any time. Further, the tax treatment of event contracts is unclear, and unfavorable interpretations of tax laws or regulations by foreign or U.S. federal or state tax authorities could result in income and other taxes being imposed on Robinhood, our counterparties and our customers. For example, Illinois recently enacted a tax (effective July 1, 2026) on prediction market operators equal to 1.75% of the value of the first five million contracts traded annually by individuals in Illinois and 3.5% for such contracts in excess of that threshold. If the new law survives pending legal challenges, it is likely to increase our cost of doing business in Illinois. If our ability to offer event contracts (either entirely or in certain categories) in one or more jurisdictions in which we operate is threatened, the perception of our brand may suffer and we may be unable to retain customers, and we may incur significant costs to attempt to continue listing some or all such event contracts. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.

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

While we have made, and continue to make, significant investments designed to correct software errors and design defects and to enhance the reliability and scalability of our platforms and operations, the risk of software and system failures, design defects and human error is always present, we do not have fully redundant systems, and we might fail to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. It might become increasingly difficult to maintain and improve the availability of our platforms, especially as our platforms and product offerings become more complex and our customer base grows. For instance, we have needed and will continue to need to have adequate capacity and infrastructure on our platform with respect to the rollout, offering, and settlement of event contracts and to serve as brokerage and initial trustee for Trump Accounts. We might also encounter technical issues in connection with changes and upgrades to the underlying networks of supported cryptocurrencies. Any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our platforms. If we are unable to identify, troubleshoot, and resolve any such issues successfully, we might no longer be able to support such cryptocurrency, our customers’ assets might be frozen or lost, the security of our hot or cold wallets might be compromised, and our platforms and technical infrastructure might be affected.

In addition, surges in trading volume on our platforms have in the past and might in the future cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) the March 2020 Outages, which resulted in some of our customers being unable to buy and sell securities and other financial products on our U.S. trading platform for a period of time, and (ii) the partial service outages and degraded service on our RHC cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”), which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platforms have otherwise in the past and might in the future experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations, as well as cash remediation payments. Disruptions to, destruction of, improper access to, breach of, instability of, failure to effectively design or maintain or human error with respect to our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as AWS (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, Liquidity Providers, securities and cryptocurrency exchanges, facilitators of cryptocurrency staking services, the U.S. government and its financial agents, alternative trading systems (such as BOATS, Moon ATS, and Bruce ATS with respect to Robinhood 24 Hour Market), exchange systems (such as ForecastEx, LLC and KalshiEx LLC, with respect to certain event contracts), banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers (such as Wells Fargo Clearing Services, LLC for TradePMR customers), provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers have been and are susceptible to processing, operational, technological and security vulnerabilities, including security breaches, which might impact our business. Our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and software coding optimization, as well as to improve the customer experience in our newsfeed, and to allow customers to connect third party AI agents to our Agentic Trading feature, which we currently offer to U.S. customers, in order to execute trades. We have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes.

In addition, the use of third-party AI agents and adoption of agentic commerce, such as our Agentic Trading feature in which autonomous third-party AI agents initiate and execute transactions on behalf of users, presents novel and complex regulatory, privacy and cybersecurity risks. Legal frameworks governing such autonomous agents remain nascent, with limited direct guidance specific to trading. The interplay between payments regulations, data privacy and cybersecurity laws and new and developing AI regulations is evolving and may create risk and uncertainty around compliance obligations and potential liability exposure, particularly as more participants (including sellers, fintechs, AI developers and enablers) enter the agentic commerce ecosystem. The market is still assessing how regulators may apply existing consumer protection and other laws in the context of AI. Further, agentic AI such as our Agentic Trading feature may misinterpret instructions or behave in unexpected ways to execute trades without direct customer input, or such agents, or the tools and integrations that support them, may become unavailable or malfunction in a manner that prevents customers from executing transactions, which could negatively impact our customers, harm our reputation and business, and expose us to liability. In addition, our Agentic Trading feature also depends on the continued availability of, and our customers’ compliance with the terms of service of, various independent third-party agentic AI platforms and providers, which may restrict or prohibit use of their services. If such a provider were to restrict or disable customer access, our Agentic Trading feature and the customers who rely on it could be adversely affected. Further, agentic AI features, including those offered by independent third-party AI platforms and providers on which our Agentic Trading feature relies, may be targeted, misused, or produce outputs or inferences that implicate personal data in ways that are difficult to anticipate or control, potentially resulting in significant reputational harm, litigation or regulatory scrutiny. Reliance on agentic AI also introduces challenges in monitoring cross-border, prohibited or high-risk transactions, where conflicting regulatory requirements may apply.

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

We also use AI technologies from third parties, which may include open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, publicly available sources, or other datasets. We may not always be aware of the provenance, ownership, or licensing status of data used in connection with our AI technologies, which may expose us to risks associated with data rights and protection. The increased adoption of AI technologies by us, by our employees, contractors, and others including use of third-party AI platforms, increases the risk that confidential, proprietary, or sensitive information, including customer data, trade secrets, and security credentials, may be inadvertently disclosed to or retained by third-party AI service providers outside of our controlled systems, which could result in the unauthorized exposure of such information, expose us to legal and regulatory claims, compromise our intellectual property, and harm our competitive position or reputation. In addition, AI models we develop, or use may generate outputs that reproduce, closely resemble, or are derived from third-party copyrighted, proprietary, or otherwise protected content, which could expose us to infringement or misappropriation claims with respect to such outputs. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The use, development, or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.

Risks Related to Cybersecurity and Data Privacy

Our business could be materially and adversely affected by a cybersecurity or data breach or other attack involving our computer systems or data or those of our customers or third-party or fourth-party service providers.

Our systems, including those of companies we have acquired or may seek to acquire in the future, and those of our customers and third-party service providers have been and might in the future be vulnerable to cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems, and networks have been and might in the future be subject to attempted cybersecurity attacks. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. Such issues are increasing in frequency and evolving in nature, including employee and contractor theft or misuse, denial-of-service attacks, and sophisticated nation-state and nation-state-supported actors engaging in attacks. The operation of our platforms involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal data. Security breaches and other incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security or data breaches and cybersecurity attacks increases.

Cybersecurity attacks and other malicious internet-based activity continue to increase, and financial technology platform providers have been and expect to continue to be targeted. In light of media attention, we might be a particularly attractive target of attacks seeking to access customer data or assets and have experienced negative publicity in connection with previous security incidents and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platforms or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cybercriminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. For example, as AI technologies, including generative AI models and machine learning, develop rapidly, threat actors are using these technologies to rapidly identify currently unknown vulnerabilities and create new sophisticated attack methods that are increasingly automated, targeted, coordinated, and more difficult to defend against. In addition, the increasing sophistication and use of AI poses a greater risk of security breaches and incidences of fraudulent activity, including identity fraud, as malicious actors may exploit various AI technologies to create increasingly convincing false identities, transaction records, or attempt to manipulate our verification processes. This has necessitated and will continue to necessitate ongoing enhancements to our verification systems and security protocols. We have been and may continue to be required to expend significant additional resources to continue to modify or enhance these systems and protocols or to investigate and remediate any information security vulnerabilities.

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

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees is increased. Third-party risks include insufficient security measures, data location uncertainty, vulnerabilities, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, in late October 2024, a cyberattack occurred on our Newsroom in which a cyber attacker gained access to our Newsroom website, control of which is subcontracted to a third-party vendor, for a limited number of hours. The cyberattack did not result in any unauthorized access of customer information. In addition, in December 2024, a cyberattack occurred at Cyberhaven, a data protection company we utilize as a third-party vendor, creating the potential for attackers to steal sensitive data through a malicious version of a Google Chrome extension. Although we do not believe that this third-party vulnerability impacted us, the attack highlights the growing risk from cybersecurity threats against third-party service providers. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems has in the past and may in the future result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

A core aspect of our business is the reliability and security of our platforms. Any unauthorized or inadvertent access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach, data breach, or other security or similar incident that we, our customers or our third-party or fourth-party service providers experience or the perception that one has occurred or might occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it might require us to expend significant financial and operational resources in response to a security or data breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, our and our third-party partners’ efforts to improve security and protect data from compromise has in the past identified and might in the future identify previously undiscovered security breaches or vulnerabilities. There could be public announcements regarding any security incidents or vulnerabilities and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5 of the Federal Trade Commission Act, and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), and other data protection regulations including but not limited to facing complexity in interpreting, applying, implementing and complying with such regulations. The regulatory framework for data privacy and security worldwide is also evolving and, as a result, interpretation, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. For instance, with respect to our Agentic Trading feature, the interplay between payments regulations, data privacy laws and evolving AI regulations may create uncertainty around compliance obligations and potential liability exposure as more participants (including sellers, fintechs, AI developers and enablers) enter the agentic commerce ecosystem. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal and international agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 15 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we received requests for information from regulatory authorities regarding, among other things, the adequacy of our information security measures, and as part of the January 2025 SEC Settlement, RHF and RHS paid penalties for violating Regulation S-P.

Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, contractual obligations, or any compromise of security that results in the theft, unauthorized or inadvertent access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations. For example, the operation of Robinhood Social involves processing and displaying customer performance statistics, join dates, and selected account-level trade data of participating customers. Any failure in the platform’s privacy and content settings (such as a failure to properly execute a user’s account deactivation or content deletion request) could violate state data privacy laws, rules and regulations and subject us to investigations, examinations, regulatory fines and class-action privacy litigation.

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

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds and individual stocks - 24 hours a day, five days a week - through Robinhood 24 Hour Market. Offering U.S. stock trading overnight has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Overnight trading on Robinhood 24 Hour Market is primarily supported by BOATS, an alternative trading system that offers certain overnight electronic access, price discovery, trade reporting and clearing connectivity services with respect to exchange-listed securities. If BOATS becomes unwilling or unable to do business with us or one of our Liquidity Providers in the future, we may be unable to find another trading platform to support Robinhood 24 Hour Market, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future impair our ability to execute our clients’ orders. Should BOATS experience downtime or diminished performance (as it has in the past and could again in the future), particularly during overnight trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.

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

In addition, as a clearing member firm of securities and derivatives clearinghouses in the U.S., we are also exposed to credit risk of other clearing members. Securities and derivatives clearinghouses require member firms to deposit cash, stock and/or government securities for margin requirements and for clearing funds. If a clearing member defaults in its obligations to the clearinghouse in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Many clearinghouses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments. Furthermore, in the event that a significant amount of our customers’ open trades fail to settle, we might be exposed to potential loss of the capital we committed to meet our deposit requirements.

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

We are also exposed to credit risk in our dealings with the Liquidity Providers to which we route cryptocurrency orders. Unlike equities and option trades, cryptocurrency trades do not settle through any central clearinghouses but rather are conducted under bilateral agreements between us and each crypto Liquidity Provider (the risk of the Liquidity Provider’s default therefore falls upon us rather than being distributed among a clearinghouse’s members). The terms of these bilateral agreements vary, but spot transactions are generally aggregated and settled on a net basis once per business day (with the crypto deliveries occurring first and the net cash moving within 24 hours thereafter) and payment obligations are generally unsecured during the interval between delivery and payment. It is not uncommon for us to have an intraday outstanding net receivable of $100 million that we are owed by any one cryptocurrency Liquidity Provider. Similarly, we routinely have unsecured PFOF receivables from equities and options Liquidity Providers, as well as credit risk from our on-exchange lending and post-trade settlement services. Any payment default by a Liquidity Provider could have adverse effects on our financial condition and results of operations. Our acquisition of Bitstamp has resulted in increased credit risk associated with certain Liquidity Providers, given that some of these firms are also customers of Bitstamp.

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

We also provide customers with a variety of educational materials in various jurisdictions, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investor Index. Additionally, Robinhood Gold Subscribers have access to AI-generated explanations of stock and portfolio performance and a conversational AI feature that analyzes customer accounts and holdings, helps manage watchlists and alerts, and executes certain supported transactions. TradePMR offers a version of these features to RIAs. We also offer an Agentic Trading feature, that allows customers to connect independent third-party AI agents to dedicated agentic trading accounts. We also provide our customers with access to the Robinhood Social platform, that allows eligible customers to share executed trades, performance statistics, commentary, and manually initiate trades shared by others. While we explicitly disclose that posts within Robinhood Social reflect only the opinions of individual customers and do not constitute investment advice, recommendations, or solicitations by Robinhood, we face a risk that regulators or courts might interpret these platform features and mechanics as constituting regulated investment advice or recommendations. If Robinhood Social is deemed to violate Regulation Best Interest or state fiduciary standards, we could face investigations, significant fines, penalties, and liability for customer losses. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice. In addition, providing customers access to third party products and services (e.g., tax services) could subject us to liabilities if customers lose money as a result of using such products and services, or if we improperly use customer information in violation of privacy laws.

In connection with our acquisition of TradePMR, and through our subsidiary investment adviser RAM, we launched the Robinhood Adviser Network (“RAN”), a referral program that connects eligible Robinhood customers with independent RIAs who custody assets with TradePMR. We are responsible for the initial and ongoing vetting of RIAs in the network. If an RIA we refer a customer to later engages in certain activities such as fraud, a breach of fiduciary duty, or significant mismanagement of client funds, we may face "negligent referral" claims or reputational damage, even if we did not provide the underlying investment advice. If the SEC or other regulators were to deem RAM to be acting as a “promoter” or “endorser” within the meaning of the SEC Rule 206(4)-1 under the Advisers Act (the “Marketing Rule”), we would be required to comply with additional, and potentially overlapping, requirements under the Advisers Act and related rules (including the Marketing Rule, as well as any analogous regulatory regimes promulgated by states or self-regulatory organizations), with respect to the structure, documentation, and disclosure of the program, the content and presentation of our communications, and our due diligence and oversight of participating advisers and promoters. The transition of a self-directed retail customer to a third-party RIA also involves sharing sensitive financial data and integrating our platform with TradePMR’s Fusion platform. Operational failures during this transition-such as data breaches, incorrect asset transfers, or poor communication from the referred RIA, could alienate our core user base and lead to higher churn rates. In addition, our agreements with RIAs include "termination fees" if an RIA exits the program but retains the referred clients. Collecting these fees may lead to contractual disputes or litigation with partner firms, which could disrupt the network's stability and discourage new RIAs from joining.

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

Our wholly-owned subsidiary, RHV, serves as the investment adviser to registered investment companies and business development companies, and expects to advise additional investment vehicles in the future, which subjects us to additional burdens and risks and could subject us to potential liability.

RHV, an investment adviser registered with the SEC under the Advisers Act, serves as the investment adviser to RVI. RVI is a Delaware statutory trust registered under the 1940 Act, as an externally managed, non-diversified, closed-end investment company. RHV also serves as investment adviser to RVII, a newly organized, externally-managed and diversified closed‑end fund that has elected to be regulated as a business development company (“BDC”). RHV expects to serve as investment adviser to additional investment vehicles regulated under the 1940 Act in the future (collectively with RVI and RVII, the “Funds”), where the structure of additional Funds may differ, potentially significantly, from that of RVI and RVII.

RHV is responsible for making investment decisions for RVI and RVII’s portfolios, and in the future may be responsible for making investment decisions for additional Funds’ portfolios should it serve as their investment adviser. RHV was formed in August 2025 and has limited investing history. RHV’s service as an investment adviser to RVI and RVII, and future service as an investment adviser to the Funds subjects us to additional burdens and risks and could subject us to potential liability, including but not limited to:

•We are subject to additional regulatory and compliance burdens. For example, RVI is registered under the 1940 Act as an investment company. RVI and its investment adviser, RHV, are subject to the 1940 Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and their respective affiliates and prohibit or severely restrict principal transactions and joint transactions. RVII is subject to regulation under the 1940 Act as well, including provisions specifically applicable to BDCs. Additional Funds may be subject to varying requirements under the 1940 Act or other regulatory regimes, which will increase the complexity and cost of our compliance programs.

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

•RHV provides to RVI and RVII, and expects in the future to provide to the Funds, certain investment advisory, management and administrative services pursuant to investment advisory agreements. Its provision of those services to the Funds can be terminated without penalty as specified in the investment advisory agreement. In addition, if the investors in a Fund were to be dissatisfied with the investment performance or disagree with investment strategies employed by RHV, they may seek to cause the board of directors of the Fund to terminate its investment advisory agreement with us or change the terms of such agreement in a manner that is less favorable to us.

•The timing and amount of management fees generated by RVI, and expected to be generated by additional future Funds, are uncertain and depend on the success of capital raising efforts and the Funds’ investment performance, and revenue derived from such management fees generally will be recognized only after a Fund is deconsolidated from our balance sheet (RVI, which was previously consolidated in our financial statements, was deconsolidated as of June 30, 2026; RVII is currently consolidated in our financial statements). Different Funds may have different fee structures, including performance-based incentive fees, which are more volatile than base management fees. RHV also may from time to time waive and/or reimburse all or a portion of its management fees for RVI or RVII or one or more additional future Funds when it deems appropriate.

•RVI and RVII hold, and additional future Funds are expected to hold, illiquid, private investments that have no readily ascertainable market prices. The actual results related to any particular investment often vary materially. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a Fund’s NAV do not necessarily reflect the prices that would actually be obtained by such Fund when such investments are realized and may contribute to a disconnect between NAV and the market price of such Fund’s shares, volatility in such Fund’s NAV or market price, negative investor perceptions of such Fund’s performance and reduced investor confidence in us or such Fund, which could in turn result in difficulty in raising additional funds, reputational harm, and increased risk of litigation or other claims against us, RHV, RVI, RVII, or any additional future Fund.

•We have made balance sheet investments to provide seed capital to RVI and RVII and expect to continue making balance sheet investments to provide seed or other capital to certain Funds during their early fundraising stages. Such investments have been and may in the future be illiquid, long-term in nature and subject to significant valuation uncertainty, and may decline in value. There can be no assurance as to the timing or amount of any returns on such investments, and we may be required to hold such investments for extended periods. In addition, we may determine to commit additional capital to such Funds. As a result, these activities may expose us to investment losses and could adversely affect our financial condition, results of operations, liquidity and capital resources.

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

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our RHC and Bitstamp
US platforms, that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-specific analysis, which may change over time based on changes in the cryptocurrency and its related ecosystem and on legal and regulatory developments. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The SEC has stated that the security (or non-security) status of a given crypto asset depends on the facts and circumstances and must be analyzed appropriately in light of the asset’s characteristics, uses, and functions. The SEC, individual Commissioners and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security, on March 17, 2026, the SEC issued an interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. In this interpretive release, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. The first four: (i) “Digital commodities,;” (ii) “digital collectibles;” (iii) “digital tools;” and (iv) “stablecoins,” are not themselves securities according to the SEC. By contrast, the SEC classified “digital securities” (commonly known as “tokenized” securities) as financial instruments enumerated in the definition of a “security.” In the interpretive release, the SEC also specifically identified the following examples of digital commodities: Aptos (APT); Avalanche (AVAX); Bitcoin (BTC); Bitcoin Cash (BCH); Cardano (ADA); Chainlink (LINK); Dogecoin (DOGE); Ether (ETH); Hedera (HBAR); Litecoin (LTC); Polkadot (DOT); Shiba Inu (SHIB); Solana (SOL); Stellar (XLM); Tezos (XTZ); and XRP (XRP). However, the SEC clarified in the interpretive release that a non-security crypto asset may nevertheless be offered and sold subject to an investment contract, which is a security. Moreover, the SEC’s interpretation is not binding on any court or other agency.

Staff of the SEC’s Division of Corporation Finance have also published statements clarifying that the Division does not view the offers and sales of certain “stablecoins” and “meme coins” to constitute securities transactions. Moreover, SEC Staff have authored informal, non-binding “no-action” letters to the promoters of certain digital assets stating that the Staff would not recommend enforcement action to the SEC on the basis that transactions in such digital assets, as described to the Staff by their respective promoters, are securities transactions, including with respect to the issuance of tokens in connection with internet and energy decentralized physical infrastructure projects and a consumer finance rewards program. However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which published a consumer alert in January 2025 concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, recently enacted legislation provides guidelines for the regulation of stablecoins in the U.S., which may differ from the views set forth in the SEC Staff statement regarding stablecoins). Additionally, U.S. regulators have in the past expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our RHC or Bitstamp US platforms is a “security” under U.S. law.

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

From time to time, we have received with respect to our RHC platform, and might in the future receive, SEC inquiries regarding specific cryptocurrencies supported on our RHC or Bitstamp US platforms and added features. Since December 2022, we have received investigative subpoenas from the SEC regarding, among other topics, RHC’s supported cryptocurrencies, custody of cryptocurrencies, and platform operations. During our discussions with the SEC Staff in the fourth quarter of 2023, the Staff stated that they were considering whether to recommend that the SEC find that certain cryptocurrencies supported by our RHC platform are securities. In the second quarter of 2024, we received a “Wells Notice” stating that the SEC Staff made a “preliminary determination” to recommend that the SEC file an enforcement action against RHC alleging violations of Sections 15(a) and 17A of the Exchange Act. On February 21, 2025, the SEC Division of Enforcement closed the investigation, advising RHC in writing that it had concluded its investigation and did not intend to move forward with recommending an enforcement action.

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

In addition, in June 2025, we launched “Classic Stock Tokens” (formerly “Robinhood Stock Tokens”) in certain jurisdictions in the EEA, which are designed to provide eligible customers in the EEA with exposure to certain U.S. exchange-listed stocks and ETPs. While we currently only offer Classic Stock Tokens in the EEA, because the assets underlying the tokens are certain U.S. stocks and ETPs, the SEC could assert jurisdiction over our Classic Stock Token offering and claim that transactions in our Classic Stock Tokens must be conducted in compliance with applicable federal laws and regulations. See “-Our launch of Stock Tokens globally, continued offering of Classic Stock Tokens and perpetual futures trading in the EEA, and updates to Robinhood Wallet to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third party decentralized exchange within the Robinhood Wallet may expose us to significant regulatory, litigation, contractual, operational, and reputational risks” for more information.

If the SEC, a state regulator or a private litigant alleges that staking or onchain lending services we offer in the U.S. involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of federal securities laws or applicable state laws or regulations, and the courts agree with such plaintiff, we may be required to cease our staking or onchain lending activities and may be subject to monetary penalties and other sanctions.

In July 2026, we launched Robinhood Earn. In several enforcement actions filed by the SEC under the prior Chair, the SEC alleged that certain companies had offered retail crypto lending products as unregistered securities. For example, in February 2022, the SEC settled charges against BlockFi Lending LLC for failing to register its BlockFi Interest Accounts and in January 2023, the SEC settled charges against Nexo Capital Inc. In January 2023, the SEC filed a complaint against Genesis Global Capital, LLC (“Genesis”) and Gemini Trust Company, LLC (“Gemini”) for failing to register the Gemini Earn program, which was followed by several related actions by New York regulators against Genesis and Gemini. The SEC settled its charges against Genesis in March 2024, followed by Genesis’ May 2024 settlement with the New York Attorney General. Gemini entered settlements with the New York State Department of Financial Services and the New York Attorney General in February and June of 2024, respectively, after which the SEC exercised its discretion to dismiss its charges against Gemini in January 2026. On July 22, 2026, SEC Commissioner Hester M. Peirce released a public statement highlighting that crypto vaults and lending strategies may, depending on the specific facts and circumstances, implicate the federal securities laws. Commissioner Peirce’s statement also encouraged engagement from market participants and the public on whether modifications to SEC rules may be necessary to accommodate crypto vaults, onchain lending, or other innovations, while still “ensuring that investors are protected, markets are fair, orderly, and efficient, and capital formation is facilitated.”

In June 2025, we launched crypto staking services to eligible customers in certain jurisdictions in the U.S. In several enforcement actions filed by the SEC under the prior administration, the SEC alleged that certain companies had offered staking services to retail customers for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking services in violation of the registration provisions of the Securities Act or the Exchange Act. For example, as described under “-Risks Related to Cryptocurrency Products and Services-In the U.S., any particular cryptocurrency’s status as a “security” and cryptocurrency transaction’s status as an “investment contract” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies or cryptocurrency transactions, we might be subject to legal and regulatory scrutiny, investigations, fines, and other penalties.” In 2023, the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. In March 2025, the SEC filed a joint stipulation with Consensys to dismiss, with prejudice, the Commission’s enforcement action against it. As noted above, the litigation against Binance, Coinbase and Kraken has also been dismissed.

We believe that our staking and onchain lending services do not offer or sell any “securities” subject to the securities laws or SEC regulations. We also believe that the structure, terms, and other characteristics of the staking services offered by RHC generally align with those described in the SEC’s March 2026 interpretation clarifying how the federal securities laws apply to certain types of crypto assets and certain transactions involving crypto assets, wherein the SEC stated that protocol staking activities of the nature described therein do not involve the offer and sale of a security. However, the SEC’s interpretation is not binding on any court or other agency and there is no guarantee that the SEC will agree with our assessment of our staking services. Accordingly, we do not know if the SEC or the courts will ultimately agree with our interpretation of the applicable federal laws or regulations.

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

If the SEC, a state regulator, or a private litigant were to prevail on claims that our staking or onchain lending services offered in the U.S. violate the Securities Act, Exchange Act or applicable state laws and regulations, we may be subject to monetary penalties, liabilities, reputational harm, and may be required to cease offering these services.

Cryptocurrency laws, regulations, regulatory guidance, regulatory interpretations, and accounting standards are often difficult to interpret and are rapidly evolving in ways that are difficult to predict. Changes in these laws and regulations, or our failure to comply with them, could negatively impact cryptocurrency trading on our platforms.

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the U.S., cryptocurrencies are regulated by both federal and state authorities, depending on their use. For example, on October 13, 2023, California enacted the DFAL, which became effective on July 1, 2026, and prohibits any person or entity from engaging in, or holding itself out as engaging in, digital financial asset business activity with or on behalf of a California resident (including businesses with a place of business in California) unless that person or entity (i) holds a license under the DFAL, (ii) has submitted a license application on or before July 1, 2026 and is awaiting approval or denial, or (iii) is exempt from licensure. Once licensed, a licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, anti-fraud, and AML. We have submitted applications for licenses under DFAL in connection with our cryptocurrency trading operations in California. In addition, the NYDFS requires any person or entity engaging in virtual currency activity for third parties in or involving New York, excluding merchants and consumers, to obtain a license, commonly referred to as a “BitLicense”, from the NYDFS and to comply with AML, cybersecurity, consumer protection, and financial and reporting requirements, among others, or, alternatively, to be chartered under the New York Banking Law and be approved by the NYDFS to engage in virtual currency business activity. We will continue to monitor developments in state-level legislation, guidance, and regulations applicable to us. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and may render cryptocurrencies, or certain cryptocurrency business activities, illegal. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues and other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.

The cryptocurrency accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies that promulgate and interpret accounting principles. A change in these rules, regulations, or interpretations could significantly impact our reported results of operations and financial condition, and could also affect the reporting of transactions completed before the announcement or effectiveness of a change. Further, there are limited precedents for the financial accounting treatment of cryptocurrency assets, including valuation and revenue recognition. While the staff of the SEC’s Division of Trading and Markets provided certain limited FAQ guidance on May 15, 2025 with respect to net capital considerations, no formal guidance has been provided by the FASB or the SEC. Accordingly, there remains significant uncertainty regarding the appropriate accounting for cryptocurrency asset transactions, cryptocurrency assets, and related revenues. Uncertainties in, or changes to regulatory or financial accounting standards could require us to change our accounting methods or restate our financial statements, and could impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, and result in a loss of investor confidence.

In addition, future regulatory actions or policies, including, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. This includes recent legislative actions related to the CLARITY Act, and the GENIUS Act. See “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Additionally, some lawmakers and regulators have raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically comprised, and might continue to comprise, a significant percentage of our total net revenues. The current presidential administration and the control of Congress also present considerable uncertainty regarding such regulatory actions or policies. Any future regulatory actions or policies could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

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

The Infrastructure Investment and Jobs Act significantly changes the tax reporting requirements applicable to brokers and holders of cryptocurrency and digital assets. On August 25, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed regulations on the sale and exchange of digital assets by brokers. On June 28, 2024, final regulations were issued that require information reporting by digital asset brokers on certain digital asset sales or exchanges that occur on or after January 1, 2025, and basis tracking for digital assets that are treated as “covered securities” if acquired on or after January 1, 2026. Starting on or after January 1, 2027, backup withholding will be required on certain sales and exchanges of cryptocurrency and digital assets where customer tax documentation is missing or invalid. Implementing these requirements, and any further legislative changes or related guidance from the Internal Revenue Service and the U.S. Department of the Treasury, might significantly impact our tax reporting and withholding processes and result in increased compliance costs. Failure to comply with these new information reporting and withholding requirements might subject us to significant tax liabilities and penalties. Similarly, the OECD has published final guidance on a new “crypto-asset reporting framework” and amendments to the existing global “common reporting standard” that might apply to our international operations. These new rules might give rise to potential liabilities or disclosure requirements, and implementation may have a significant impact on our operations and result in increased costs.

Our continued efforts to expand our business internationally also subject us to additional laws, regulations, and other governmental or regulatory scrutiny as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed” and “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect crypto-asset industry participants, the crypto-asset markets, and their users, particularly trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, the provisions of MiCA went into effect as of December 30, 2024, and the FCA announced new proposals for certain aspects of the prudential requirements for crypto firms. See “Risks Related to Our Business- We have in the past needed, and may in the future need, additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations” for more information. Accordingly, in addition to the licenses RHEU and Bitstamp Financial Services Ltd. obtained under MiFID, RHEU and Bitstamp Europe S.A. have obtained licenses to operate as crypto asset service providers under MiCA. As noted above, monitoring and maintaining our compliance with the laws and regulations to which we are subject is complex and requires significant resources. Any failure to comply with applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, and, in turn could have a material adverse effect on our results of operations, financial condition or business. New laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, or require us to obtain additional or newly created registrations or licenses and incur significant expense in order to ensure compliance. Additionally, under recommendations from FinCEN, and the Financial

Action Task Force, the United States and several international jurisdictions in which RHEU or Bitstamp operate have imposed the Funds Travel Rule and the Funds Transfer Rule (collectively the “Travel Rule”) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, could face penalties for technical violations, and could lose customers if compliance negatively affects customer service experience.

Our Crypto Transfers, crypto staking and onchain lending, Robinhood Wallet, Robinhood Connect, and Robinhood Earn features could result in loss of customer assets, customer disputes, and other liabilities, which could harm our reputation and adversely impact trading volumes and transaction-based revenues.

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

With Robinhood Wallet, our self-custody, web3 wallet, users have sole access and control over their cryptocurrencies on certain networks and personally hold and maintain their private keys. Additionally, Robinhood Earn, provides a software interface allowing customers to create and manage a self-custody wallet to engage in onchain lending. Although we do not custody cryptocurrencies held in a user’s Robinhood Wallet or self-custody wallet created in connection with Robinhood Earn, and do not have access to users’ private keys, users who lose their private keys, and thus access to their Robinhood Wallet or self-custody wallet balances, may react negatively. Although our account agreements for Crypto Transfers, licensing agreements for Robinhood Wallet, and the Robinhood Onchain Lending Disclosure disclaim responsibility for losses caused by user errors, such incidents could result in user disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

Additionally, allowing customers to deposit and withdraw cryptocurrencies to and from our platforms increases the risk that our platforms might be exploited to facilitate illegal activity such as fraud, gambling, money laundering, tax evasion, and scams. Crypto Transfers, Robinhood Wallet, Robinhood Connect, and Robinhood Earn also expose us to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and AML and counter-terrorist financing laws, which among other things impose strict liability for transacting with prohibited persons. We engage blockchain analytics vendors to help determine whether the external wallets involved in Crypto Transfers are controlled by persons on prohibited lists or involved in fraudulent or illegal activity. However, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our vendors to detect in some circumstances. The use of our platforms for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in significant liabilities and reputational harm for us and could cause cryptocurrency trading volumes and transaction-based revenues to decline.

A temporary or permanent blockchain “fork” could adversely affect our business.

Most blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it and then propose that users and miners of Bitcoin, Ethereum or other blockchain protocols adopt the modification. When a modification is introduced and a substantial majority of miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted, although such modifications might cause certain cryptocurrencies to fail our Crypto Listing Frameworks. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Bitcoin, Ethereum or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s cryptocurrency lacking interchangeability.

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

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by Liquidity Providers, our RHC customers’ orders for USDC and USDG, stablecoins backed by dollar denominated assets held by their respective issuer in segregated accounts with U.S. regulated financial institutions, are fulfilled directly from Circle, the original issuer and main liquidity provider of USDC, and Paxos, the issuer and main liquidity provider of USDG. If we cannot maintain sufficient relationships with Circle, Paxos, or any other Liquidity Providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, including our support of

USDG in connection with Robinhood Earn, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Robinhood Chain is a permissionless, open blockchain network, and its failure to achieve sufficient adoption, technical vulnerabilities or protocol failures affecting the network, and the exploitation of the network for illicit activity could each adversely affect our business, financial condition, and results of operations.

In July 2026, we launched the Robinhood Chain, a permissionless, Ethereum-compatible Layer 2 blockchain built for financial services and tokenized real-world assets. Robinhood Chain is designed to be permissionless and developer-friendly, meaning that, in supported jurisdictions, developers can deploy or build smart contracts and applications and users can access, or transfer on Robinhood Chain, in each case without our approval. As a result, much of the activity that occurs on Robinhood Chain is conducted by independent third parties—including developers, applications, and users—and may be difficult or impossible for us to monitor, influence, prevent, or reverse. Nevertheless, we may bear reputational, legal, financial, and regulatory consequences arising from activity on Robinhood Chain even where the underlying conduct, code, or decision is that of a third party.

Robinhood Chain may fail to achieve sufficient adoption to support a viable, self-sustaining ecosystem. The market for blockchain infrastructure is highly competitive and rapidly evolving. Robinhood Chain competes for developers, applications, transaction volume, and users against a large number of established and emerging blockchain networks, many of which may benefit from greater brand recognition and broader integrations with third-party infrastructure and applications with which to attract developers and users. If Robinhood Chain fails to attract and retain a sufficient base of developers, applications, and active users relative to these competing networks, it may not achieve the transaction volume, liquidity, or network effects needed to support a viable, self-sustaining ecosystem. Our ability to generate revenue from Robinhood Chain depends significantly on the level of adoption and developer activity on the network. If Robinhood Chain fails to achieve sufficient adoption or loses market share to competing networks, our investment in developing and maintaining Robinhood Chain may fail to generate an adequate return, we may be required to recognize impairments related to that investment, and our financial condition and results of operations could be adversely affected. Insufficient adoption could also weaken the value of other products we build on or integrate with Robinhood Chain, including Stock Tokens, Robinhood Earn, Robinhood Wallet, and other digital asset offerings, compounding any adverse impact on our business.

Robinhood Chain may also be subject to technical risks, including software vulnerabilities, bugs, and failures that could result in loss of assets or network downtime. Furthermore, Robinhood Chain may contain coding errors, security flaws, or other defects that have not yet been identified. Because blockchain security practices are still maturing, even extensive audits may not catch every vulnerability. Should bad actors identify and exploit such vulnerabilities, or otherwise successfully attack the network, the consequences could include loss or theft of digital assets held on or transacted through Robinhood Chain, reputational harm, legal liability, and erosion of user confidence in the network. Because Robinhood Chain is a Layer 2 network built on the Ethereum blockchain, its security and operation depend in part on Ethereum itself. As a result, disruptions or vulnerabilities at the Ethereum layer, including bugs, consensus failures, network congestion, or advances in computing technology such as quantum computing that could undermine the cryptography underlying Ethereum, could adversely affect Robinhood Chain. We do not control, and have limited ability to influence, Ethereum's security or development. Any such event could result in loss or theft of digital assets, network downtime, and reputational harm. We expect that Robinhood Chain's underlying protocol will need to be upgraded from time to time to remediate newly discovered vulnerabilities, improve network performance, add new functionality, or comply with evolving regulatory requirements. Implementing such upgrades is inherently complex and carries meaningful execution risk: an upgrade could be delayed, fail to achieve its intended purpose, introduce unforeseen bugs or incompatibilities, or require coordinated action by third-party node operators, validators, or other ecosystem participants outside our control. Any failure to execute a necessary protocol upgrade effectively, or any adverse consequence resulting from an upgrade, could disrupt Robinhood Chain, harm our reputation, and adversely affect our business, financial condition, and results of operations. Further, because Robinhood Chain is designed to support smart contracts deployed both by us and by independent third parties, coding errors or security flaws in any such contract—regardless of who authored it—could cause users to suffer losses and harm our reputation. In these circumstances, we may face reputational harm, user attrition, or legal exposure even where the underlying flaw originated in code we did not author.

In addition, Robinhood Chain may be exploited for illicit activity, including fraud, scams, money laundering, sanctions evasion, and other illicit conduct, exposing us to liability, regulatory action, and reputational harm. Blockchain networks and digital assets have historically been targeted by bad actors for these purposes. Because Robinhood Chain is permissionless, third parties can deploy applications, tokens, and other activity on the network, and some of that activity may be unlawful, deceptive, or otherwise harmful to users—conduct we do not control and may not be able to prevent. Any illegal or improper uses of Robinhood Chain by users might subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business.

Our launch of Stock Tokens globally, continued offering of Classic Stock Tokens and perpetual futures trading in the EEA, and updates to Robinhood Wallet to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third-party decentralized exchange within the Robinhood Wallet may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

We launched Stock Tokens in July 2026, which are tokenized debt securities issued by Robinhood Assets (Jersey) Limited (“RHJ”), a private limited company incorporated in Jersey. Stock Tokens provide economic exposure to underlying securities but do not grant investors any legal or beneficial rights in, or against the issuer of, those underlying securities. In connection with the issuance of Stock Tokens, RHJ has obtained certain consents in Jersey. However, such consents do not constitute prudential supervision of RHJ or an endorsement of Stock Tokens. The Financial Market Authority Liechtenstein, as competent authority under the EU Prospectus Regulation, has approved the Base Prospectus relating to RHJ's Tokenised Products Programme as meeting the standards of completeness, comprehensibility and consistency imposed by the EU Prospectus Regulation. Such approval is not to be considered as an endorsement of RHJ or the quality of its products. Stock Tokens are not registered under U.S. securities laws and are subject to restrictions in several jurisdictions, including, without limitation, the U.S., Canada, the United Kingdom, and Switzerland. Additionally, we updated the Robinhood Wallet in July 2026 to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third-party decentralized exchange within the Robinhood Wallet.

In June 2025, we launched Classic Stock Tokens for eligible customers in certain EEA jurisdictions. These products are designed to provide economic exposure to the price performance of certain U.S. stocks issued by publicly-listed U.S. companies and certain U.S. ETPs, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks and ETPs. From time to time, we have offered, and may offer, token products that reference privately-held U.S. companies in connection with certain limited promotional initiatives in certain EEA jurisdictions (the “Private Company Stock Token Promotion”). Such tokens and Classic Stock Tokens do not represent, or entitle the holder to receive or convert into, actual securities of the referenced companies, and the value of the tokens is based on a defined reference price such as the market price of those securities or the price of those securities upon a liquidity event.

The cryptocurrency industry is rapidly evolving, and the tokenization of real-world assets is a nascent development in the industry. Accordingly, there remains considerable regulatory uncertainty regarding how transactions, products, blockchain infrastructure, services or offerings involving tokenized real-world assets, including tokenized financial instruments, are or should be regulated. Similarly, there is considerable regulatory uncertainty regarding whether services available through Robinhood Non-Custodial Ltd. relating to tokenized real-world assets are or should be regulated. While certain lawmakers, regulators and other public officials in the U.S. and in foreign jurisdictions have previously made statements or issued guidance relating to the legal and regulatory framework applicable to tokenized real-world assets, the legal and regulatory framework is still in the early stages, is continuing to evolve rapidly and remains uncertain and fragmented across jurisdictions. For example, in July 2025, SEC Commissioner Hester M. Peirce issued a statement noting that tokenized securities are still securities, and therefore transactions involving tokenized securities are subject to federal securities laws. Advisory committees and staff of the CFTC have also discussed exploring a potential regulatory framework for tokenization of assets, including tokenized collateral.

Regulatory approaches to tokenized real-world assets and self-custody wallets outside of the U.S. are similarly in the early stages and vary by jurisdiction. For example, in the EU, MiCA and MiFID operate as complementary regimes within the EU’s financial regulatory framework, with MiCA governing crypto-assets that do not qualify as financial instruments and MiFID continuing to apply to crypto-assets that meet the definition of financial instruments. Accordingly, the application of MiCA or MiFID depends on the characteristics of the specific tokenized real-world asset. In Singapore, the MAS has issued guidance stating that a crypto-asset may constitute, among other things, a “share” where it confers or represents ownership interest in a corporation or a “securities-based derivatives contract” where the underlying asset is a share, debenture or unit in a business, which would require transactions in such crypto-assets to be conducted in compliance with applicable law and the applicable licenses.

We have offered Classic Stock Tokens and the Private Company Stock Token Promotion to eligible customers of RHEU in certain jurisdictions in the EEA and may offer similar tokens or promotions in the same or different jurisdictions in the future, and while we believe that such operations are, were, and will be in compliance with MiFID requirements applicable to derivatives (or other applicable requirements to the extent we offer similar tokens or promotions in different jurisdictions in the future), we cannot ensure that regulators would agree with our conclusions. For example, we have received requests for clarifications from the Bank of Lithuania, which has issued RHEU licenses under MiCA and MiFID, regarding our Classic Stock Tokens and the Private Company Stock Token Promotion in connection with the launch of that offering. Responding to such requests may divert management attention and require us to expend additional resources. If the Bank of Lithuania determines that our Classic Stock Token offering or the Private Company Stock Token Promotion is not being conducted in compliance with applicable laws or regulations, such determination could result in financial penalties or other non-monetary penalties, limitation of certain of our business activities (including with respect to our Classic Stock Token offering), loss or non-renewal of existing licenses or authorizations, increased scrutiny from other regulators, loss of our customers and reputational harm.

In addition, any change in applicable laws or regulations, or change in interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate our Stock Tokens and Classic Stock Token offerings as currently intended. In addition, because the assets underlying our Stock Tokens, Classic Stock Tokens, and the Private Company Stock Token Promotion are certain U.S. securities, the SEC or other U.S. regulators, including the CFTC, could assert jurisdiction over our Stock Token offering or Classic Stock Token offering or the Private Company Stock Token Promotion and claim that transactions in related tokens must be conducted in compliance with applicable U.S. laws and regulations. Such a determination could result in lawsuits, regulatory action and enforcement proceedings that result in injunctions, fines, penalties and other monetary damages, and could require us to obtain additional registrations or licenses in the future and cause us to incur significant expenses in order to ensure compliance with applicable laws and regulations.

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

The Stock Token offering, Classic Stock Token offering, and the Private Company Stock Token Promotion also involved, and could involve, operational risks, in addition to existing cryptocurrency risks. They have relied on, and could rely on, accurate and timely price data, functioning systems for custody and valuation, and clear communication to customers about how the tokens work. If these systems fail, or if customers misunderstand that the tokens do not represent actual securities, we could face regulatory action, legal exposure, or reputational harm.

If we are unable to adequately manage these risks, or if regulators, issuers, or other counterparties take adverse action, our Stock Token, Classic Stock Token, or similar initiatives in the future could be curtailed or terminated, which could adversely affect our crypto and international business operations, expose us to significant liability and harm our brand.

Risks Related to Our Spending and Payments Products and Services

Our spending, payments and banking products and services subject us to risks related to bank partnerships, FDIC pass-through insurance and other regulatory obligations.

We offered a Spending Account (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users were opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. We began winding down the Spending Account product in 2025 by closing inactive, unfunded accounts. The product is expected to be fully wound down by the third quarter of 2026. In the fourth quarter of 2025, we began (on an invite-only basis) offering external customers the Robinhood Banking product, which offers depository accounts and related banking services through our partner bank, Coastal Bank. Similar to the structure of the Spending Account program, we act as the service provider for Robinhood Banking to, among other things, facilitate communication between our users and Coastal Bank for which we receive compensation. Additionally, Robinhood branded credit cards are issued by Coastal Bank, a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. Our partner banks are members of the FDIC.

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

We market consumer credit cards, such as the Robinhood Gold Card and Robinhood Platinum Card, originated by our partner bank, Coastal Bank, pursuant to the Program Agreement, and indemnify Coastal Bank for certain losses under the Program Agreement. We partner with Coastal Bank to develop proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate for credit risk in connection with selecting customers, managing accounts and establishing terms and credit limits. The revenue generated from the Program Agreement and the extent of credit losses incurred, as well as our ability to offer competitive features such as the Robinhood Gold Card and Robinhood Platinum Card Rewards Programs, depends in part on managing credit risk while attracting new customers with profitable usage patterns. The models and approaches used to manage credit risk may not accurately predict future charge-offs and our ability to avoid high charge-off rates also may be adversely affected by general economic conditions including unemployment, the availability of consumer credit and the competitive environment, as well as events that may be difficult to predict, such as a general downturn in economic conditions (like the one that occurred in 2022), public health threats (like the COVID-19 pandemic), or political developments and legislative proposals targeting interest rate caps and fee and revenue restrictions. Additionally, if any of these factors make it economically unfeasible for us to continue to offer the Robinhood Gold Card and Robinhood Platinum Card Rewards Programs and we cease to offer such rewards, it might make Robinhood Credit products less desirable to customers. Any material increases in credit losses and defaults or inability to retain existing or attract new Robinhood Credit customers could have adverse effects on our financial condition and results of operations.

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

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and technology. The steps we take to protect our intellectual property rights might not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We make business decisions about when to seek patent protection for a particular technology, obtain trademark or copyright protection and when to rely upon trade secret protection, and the approach we select might ultimately prove to be inadequate. We will not be able to protect our intellectual property rights, however, if we do not detect unauthorized use of our intellectual property rights. We also might fail to maintain or be unable to obtain adequate protections for some of our intellectual property rights in the U.S. and some non-U.S. countries, and our intellectual property rights might not receive the same degree of protection in non-U.S. countries as they would in the U.S. because of the differences in non-U.S. patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights. In addition, if we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Our trademarks might also be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we might not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand. Similarly, our patent applications might not result in issued patents, and any patents that are issued might be opposed, challenged, or subjected to administrative proceedings, such as inter partes review or post-grant review, and could be narrowed, invalidated, or held unenforceable, which could limit our ability to prevent others from using, copying, or competing with our technology. We also hold, or may seek to obtain, design patents covering the ornamental appearance of our user interfaces and other aspects of our products. Design patents provide narrower protection than utility patents because they cover only ornamental appearance and not underlying functionality, and competitors may be able to design around them by making minor visual changes to a similar user interface while still competing effectively against us.

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

Our use of third-party software and other intellectual property rights might be subject to claims of infringement or misappropriation. The vendors who provide us with technology that we incorporate in our product offerings also could become subject to various infringement claims. We may also face claims that the look and feel of our user interfaces or other product designs infringe design patents held by competitors or other third parties, and defending against such claims could require us to redesign our user interfaces, which could be costly, time-consuming, and disruptive to our business.

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

We have entered into certain credit agreements and other borrowing arrangements, including $2.2 billion aggregate principal amount of 0.00% convertible senior notes due 2029 that we issued in June 2026, and might enter into additional agreements for other borrowing in the future. These agreements contain various restrictive covenants, including, among other things, minimum liquidity and tangible net worth requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related person transactions. These agreements also contain financial covenants, including obligations to maintain certain capitalization amounts and other financial ratios. The indenture governing the Convertible Notes does not contain financial maintenance covenants of this kind, but does restrict our ability to consolidate, merge with, or sell substantially all of our assets unless certain conditions are satisfied. These restrictions might restrict our current and future operations, including our ability to incur debt to increase our liquidity position.

Our ability to meet these restrictive covenants can be impacted by events beyond our control that could cause us to be unable to comply. The credit agreements provide that our breach or failure to satisfy some of these covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our debt agreements to be immediately due and payable. In addition, our lenders might have the right to proceed against the assets we provided as collateral pursuant to the agreements. A default under our credit agreements that results in the acceleration of indebtedness in excess of $150 million would also constitute an event of default under the indenture governing the Convertible Notes, and a similar default under the indenture could constitute an event of default under our credit agreements, which could compound the consequences of any such default. If the debt under the credit agreements were to be accelerated, and if we did not have sufficient cash on hand or be able to sell sufficient collateral to repay it, it would have an immediate adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2026, we have U.S. federal, state and non-U.S. NOLs available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

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

Risks Related to Our Class A Common Stock

The trading price for our Class A common stock has been and could continue to be volatile, and you could lose all or part of your investment.

The trading price of our Class A common stock has been and could continue to be highly volatile and could continue to be subject to fluctuations in response to one or more of the risk factors described in this report, many of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Additional factors that could have a significant effect on the trading price of our Class A common stock include:

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

As of June 30, 2026, our founders and their related entities hold approximately 12% of our outstanding common stock (and, as described below, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, such sales, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 12 - Common Stock and Stockholders’ Equity to our unaudited condensed consolidated financial statements in this Quarterly Report) and for issuance under our ESPP. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant) or may be sold to satisfy applicable tax withholding requirements. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock could depress the market price of our Class A common stock and result in a significant dilution for stockholders. For example, in June 2026, we issued the Convertible Notes, which we may settle upon conversion by cash up to the principal amount of the Convertible Notes and paying or delivering shares of our Class A common stock, cash, or a combination thereof, at our election, for any value in excess thereof, which could result in dilution to our stockholders or require us to use a substantial amount of cash. While we entered into Capped Calls transactions in connection with the offering of the Convertible Notes in order to reduce the dilutive effect of any such conversion, or offset cash payments we are required to make in excess of the principal amount of converted Notes, up to a specified cap price, if the price of our Class A common stock exceeds such cap price, we could still experience dilution or be required to make significant cash payments upon conversion of the Convertible Notes. We also used $290 million of the proceeds of the Convertible Notes to repurchase shares concurrently with the offering, which may have reduced the dilutive impact of the offering and associated market activity.

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

On March 24, 2026, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1.5 billion of its outstanding Class A common stock to return value to shareholders. The Repurchase Program replaced the Company’s Prior Repurchase Program and is inclusive of amounts that remained available for repurchase under the Prior Repurchase Program which were rolled over into the Repurchase Program, and represented more than $1.1 billion of incremental capacity. As of June 30, 2026, Robinhood has made share repurchases of $127 million under the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management currently expects to conduct the Repurchase Program over a period of approximately three years, beginning in the first quarter of 2026. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities

Except as disclosed in our Current Report on Form 8-K filed with the SEC on June 25, 2026, with respect to the Convertible Notes, from April 1, 2026 through June 30, 2026, the Company did not sell any shares of Class A common stock (or other equity securities of RHM) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1, 2026 - April 30, 2026	877,383	$70.01	877,383	$1,437
May 1, 2026 - May 31, 2026	719,081	$75.90	719,081	$1,382
June 1, 2026 - June 30, 2026 (3)	2,833,910	$105.90	90,910	$1,373
Total	4,430,374	$93.54	1,687,374	$1,373
_______________
(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On March 24, 2026, we announced that the board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1.5 billion of its outstanding Class A common stock. The Repurchase Program replaces the Company’s Prior Repurchase Program and is inclusive of amounts that remained available for repurchase under the Prior Repurchase Program which were rolled over into the Repurchase Program, and represents more than $1.1 billion of incremental capacity. While the Repurchase Program does not have an expiration date, management currently expects to conduct the Repurchase Program over a period of approximately three years, beginning in the first quarter of 2026. The timing and amount of repurchase transactions will be determined by us from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. Refer to Note 12 - Common Stock and Stockholders’ Equity of our unaudited condensed consolidated financial statements in this Quarterly Report for more information about the Repurchase Program.
(3) Includes 2,743,000 shares of Class A common stock repurchased on June 25, 2026 at $105.71 per share in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate in connection with the offering of our Convertible Notes. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk of our unaudited condensed consolidated financial statements in this Quarterly Report for more information. These repurchases were not made pursuant to the Repurchase Program.

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

ITEM 6. EXHIBIT INDEX
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form*	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Robinhood Markets, Inc., dated August 2, 2021	8-K	2021-08-02	3.1
3.2	Amended and Restated Bylaws of Robinhood Markets, Inc., dated December 14, 2022	8-K	2022-12-16	3.1
4.1	Form of Class A Common Stock Certificate of Robinhood Markets, Inc.	S-1/A	2021-07-19	4.1
4.2	Form of ten-year Warrant to Purchase Stock of Robinhood Markets, Inc., issued to multiple investors on February 12, 2021	S-1	2021-07-01	4.2
4.3	Indenture, dated June 25, 2026, between Robinhood Markets, Inc. and U.S. Bank Trust Company, National Association	8-K	2026-06-25	4.1
4.4	Form of 0.00% Convertible Senior Note due 2029 (included in Exhibit 4.3)	8-K	2026-06-25	4.2
10.1	Form of Capped Calls Confirmation	8-K	2026-06-25	10.1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1‡	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2‡	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	iXBRL Taxonomy Extension Schema Document				X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (contained in Exhibit 101)				X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on July 29, 2026.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Shiv Verma
Name:	Shiv Verma
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Dara Bazzano
Name:	Dara Bazzano
Title:	Chief Accounting Officer (Principal Accounting Officer)