Form 10-Q
period 2026-09-30
Robinhood Markets, Inc.
filed 2026-10-28
CIK 1783879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 21, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 793,425,151 and 107,066,126.

Glossary of Terms
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

Abbreviation and Meaning
1940 Act	Investment Company Act of 1940, as amended	DFAL	Digital Financial Assets Law
2013 Plan	Amended and Restated 2013 Stock Plan, as amended	DFSA	Dubai Financial Services Authority
2020 Plan	2020 Equity Incentive Plan, as amended	DIFC	Dubai International Financial Centre
2021 Plan	2021 Omnibus Incentive Plan	DOJ	U.S. Department of Justice
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation, and amortization	DTC	The Depository Trust Company
Advisers Act	Investment Advisers Act of 1940	EBS	Electronic Blue Sheets
AI	Artificial Intelligence	EEA	European Economic Area
AML	Anti-money Laundering	EFTA	Electronic Funds Transfer Act
ASC	Accounting Standards Codification	EPS	Earnings (loss) per share
ASU	Accounting Standards Update	ERM	Enterprise Risk Management
Barclays	Barclays Bank PLC	ESPP	Employee Share Purchase Plan
Binance	Binance Holdings Ltd., and its affiliated U.S. entity, among others	ETPs	Exchange Traded Products
Bitstamp	Bitstamp Ltd.	ETR	Estimated annual effective tax rate
BOATS	Blue Oceans ATS, LLC	EU	The European Union
BSV	Bitcoin SV	Exchange Act	Securities Exchange Act of 1934, as amended
Bylaws	Amended and Restated Bylaws	FASB	Financial Accounting Standards Board
CAGO	California Attorney General’s Office	FCA	Financial Conduct Authority
Capped Calls
On June 22, 2026, in connection with the pricing of the Convertible Notes, and on June 23, 2026, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, we entered into privately negotiated capped calls transactions with certain of the initial purchasers or their respective affiliates and certain other financial institutions.
		FCM	Futures Commission Merchant
CAT	Consolidated Audit Trail	FCPA	Foreign Corrupt Practices Act
CCML	Coinsquare Capital Markets Ltd.	FDIC	Federal Deposit Insurance Corporation
CEA	U.S. Commodity Exchange Act	Final Rules	Final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”
CEO	Chief Executive Officer	FinCEN	Financial Crimes Enforcement Network
CFPB	Consumer Financial Protection Bureau	FINRA	Financial Industry Regulatory Authority
CFTC	Commodity Futures Trading Commission	Fixed-Term Securities Lending Agreements	Fixed-term securities lending agreements with two financial institution counterparties, as described below
Charter	Amended and Restated Certificate of Incorporation	Founder Affiliates	Founders related entities
CIP	Customer identification program	Founders’ Voting Agreement	Voting Agreement, dated July 26, 2021, among RHM, Baiju Bhatt, Vladimir Tenev, and certain related entities
Circle	Circle Internet Financial, LLC	Fourth parties	Third parties’ common suppliers or vendors
CIRO	Canadian Investment Regulatory Organization	Funds	Collectively, RVI, RVII, and any additional investment vehicles regulated under the 1940 Act for which RHV serves as investment adviser.
CLARITY Act	Digital Asset Market Clarity Act of 2025	Futures	Futures contracts, which includes options on futures and swaps, including event contracts
Coastal Bank	Coastal Community Bank	GAAP	Generally accepted accounting principles in the United States
Code	Internal Revenue Code of 1986, as amended	Gemini	Gemini Trust Company, LLC
Coinbase	Coinbase Global, Inc., and Coinbase, Inc.	Genesis	Genesis Global Capital, LLC
Convertible Notes	0.00% convertible senior notes issued on June 25, 2026.	GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act
Crypto Listing Frameworks	Our internal policies and procedures with respect to the listing of cryptocurrencies on our platforms	GHG	Greenhouse gas
Crypto Transfers	Cryptocurrency transfers	Goldman Sachs	Goldman Sachs USA
DCM	Designated contract markets	Indenture	Indenture for Convertible Notes.
DCO	Derivatives clearing organization	IPO	Initial public offering

IRA	Individual Retirement Account	RIAs	Registered Investment Advisors
ISOs	Incentive stock options	RITA	Residual Interest Targeted Amount
KalshiEx	KalshiEx LLC	Robinhood Credit	Robinhood Credit, Inc.
Kraken	Payward, Inc. and Payward Ventures Inc.	Rothera	Rothera LLC
Liquidity Providers	Collectively, the market makers, wholesalers and other liquidity providers to which we route equity, option and cryptocurrency trade orders for execution.	Rothera E&C	Rothera Exchange and Clearing LLC (formerly LedgerX LLC, doing business as MIAXdx)
Market Makers	Non-exchange liquidity providers	RSAs	Restricted stock awards
MAS	Monetary Authority of Singapore	RSUs	Restricted stock units
MIAXdx	MIAX Derivatives Exchange	RVI	Robinhood Ventures Fund I
MiCA	Markets in Crypto-Assets Regulation	RVII	Robinhood Ventures Fund II
MiFID	Markets in Financial Instruments Directive II	Safety Committee	Safety, Risk and Regulatory Committee of the board of directors
Mizuho	Mizuho Bank, Ltd	SAR	Suspicious activity reporting
MSD	Massachusetts Securities Division	SARs	Stock appreciation rights
MSLA	Master securities loan agreement	SBC	Share-based compensation
NASAA	North American Securities Administrators Association	SEC	U.S. Securities and Exchange Commission
NAV	Net asset value	SEC Staff	The Staff of the SEC
Net Capital Rule	Rule 15c3-1 under the Securities Exchange Act of 1934, as amended	Securities Act	Securities Act of 1933, as amended
NFA	National Futures Association	SEF	Swap Execution Facility
NMS	National market system	Series 2026-1 notes	Series 2026-1 asset-backed notes
NOLs	Net operating loss carryforwards	Series 2026-2 notes	Series 2026-2 asset-backed notes
NSCC	National Securities Clearing Corporation	Sherwood Media	Sherwood Media, LLC
NSOs	Non-statutory stock options	SIG	Susquehanna International Group
NYDFS	New York State Department of Financial Services	SIPC	Securities Investor Protection Corporation
NYSE	New York Stock Exchange	SIPS	Securities Information Processors
OCC	The Options Clearing Corporation	SOFR	Secured Overnight Financing Rate
OECD	Organization for Economic Cooperation and Development	SPV	Special purpose vehicle
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control	SROs	Self-Regulatory Organizations
Paxos	Paxos Digital Singapore Pte. Ltd.	Stock Tokens	Stock tokens launched in July 2026
PFOF	Payment for order flow	Sutton	Sutton Bank
Prior Repurchase Program	Prior share repurchase authorizations previously approved by the board of directors.	SVB	Silicon Valley Bank
Product-market fit	The need to adapt, localize, and position our products for specific countries	Time-Based RSUs	Time-based RSUs that vest upon the satisfaction of a time-based service condition
RAM	Robinhood Asset Management, LLC	TradePMR	Trade-PMR, Inc.
REF	Robinhood Employee Fund, LP	Treasury	U.S. Department of the Treasury
Repurchase Program	Share repurchase program	TRF	Trade Reporting Facilities
RHC	Robinhood Crypto, LLC	Trust	Credit Card Funding Trust
RHD	Robinhood Derivatives, LLC	UAE	United Arab Emirates
RHEU	Robinhood Europe, UAB	U.K.	United Kingdom
RHF	Robinhood Financial LLC	USAO	The United States Attorney’s Office for the Northern District of California
RHJ	Robinhood Assets (Jersey) Limited	USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
RHM March 2026 Credit Agreement	Third Amended and Restated Credit Agreement, dated as of March 21, 2025, among RHM, as borrower, and a syndicate of banks, as amended by the Second Amendment, dated as of March 9, 2026	USDC	US Dollar Coin, issued by Circle Internet Group, Inc
RHS	Robinhood Securities, LLC	USDG	Global Dollar, issued by Paxos
RHS March 2026 Credit Agreement	Fifth Amended and Restated Credit Agreement, dated as of March 20, 2026, among RHS, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	VIE	Variable interest entity
RHUK	Robinhood U.K. Ltd	WF	Wells Fargo Bank
RHV	Robinhood Ventures DE, LLC	WonderFi	WonderFi Technologies Inc.
RHY	Robinhood Money, LLC

Key Performance Metrics Terms
We use the following key performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
ARPU	We define Average Revenue Per User, or ARPU, as total revenue for a given period divided by the average number of Funded Customers on the last day of that period and the last day of the immediately preceding period. Figures in this Form 10-Q represent ARPU annualized for each three-month period presented.
Funded Customers	We define a Funded Customer as a unique person who has at least one account with a Robinhood entity and, within the past 45 calendar days (a) had an account balance that was greater than zero (excluding amounts that are deposited into a Funded Customer account by the Company with no action taken by the unique person) or (b) completed a transaction using any such account. Individuals who share a funded joint investing account are each considered to be a Funded Customer. Starting in June 2026, customers of WonderFi are also considered Funded Customers.
Net Deposits	We define Net Deposits as all cash deposits and asset transfers from customers, as well as dividends, interest, staking rewards, and cash or assets earned in connection with Company promotions (such as account transfer and retirement match incentives, free stock bonuses) received by customers, net of reversals, customer cash withdrawals, margin and lending interest, Robinhood Gold subscription fees, and assets transferred off of our platforms for a stated period. As previously disclosed, due to data limitations we did not include TradePMR client figures in our Net Deposits key performance metric prior to March 2026. Starting in March 2026, Net Deposits include results from TradePMR. Starting in June 2026, Net Deposits also include results from WonderFi. Starting in July 2026, Net Deposits include Trump Account contributions and seed funding from Treasury.
Total Platform Assets	We define Total Platform Assets as the sum of the fair value of all equities, options, cryptocurrency, futures (including options on futures and swaps, including event contracts), cash held by users in their accounts, net of receivables from users (previously reported as Assets Under Custody), and any such assets managed by RIAs using TradePMR’s platform that are not custodied by Robinhood, as of a stated date or period end on a trade date basis. Net Deposits and net market gains (losses) drive the change in Total Platform Assets in any given period. Starting in June 2026, the fair value of all cryptocurrency also includes cryptocurrency on WonderFi. Starting in July 2026, Total Platform Assets include Trump Account assets custodied by Robinhood. Total Platform Assets also include cryptocurrency lent through platform-enabled lending programs and total value locked in Robinhood Earn, representing customer assets deposited into Robinhood Earn programs, where customers may recall such assets at any time through the platform, but exclude assets held in Robinhood Non-custodial Wallet for which the customer holds full or partial keys.
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

Growth Rate and Annualized Growth Rate with respect to Net Deposits	Growth rate is calculated as aggregate Net Deposits over a specified 12-month period, divided by Total Platform Assets for the fiscal quarter that immediately precedes such 12-month period. Annualized growth rate is calculated as Net Deposits for a specified quarter multiplied by 4 and divided by Total Platform Assets for the immediately preceding quarter.
Investment Accounts	We define an Investment Account as a funded individual brokerage account, a funded joint investing account, a funded IRA, a funded custodial account, or an account with an RIA using TradePMR’s platform. Starting in September 2025, a Funded Customer can have multiple Investment Accounts - one or more individual brokerage accounts, a joint investing account, a funded custodial account, a traditional IRA, a Roth IRA, and/or an RIA custody account using TradePMR’s platform. Investment Accounts do not include Bitstamp or WonderFi as such accounts are not brokerage or other Investment Accounts.
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

Supported Cryptocurrencies
We currently support trading in the following cryptocurrencies, where available(1):

Aave (AAVE)	Aerodrome Finance (AERO)	Algorand (ALGO)	Arbitrum (ARB)	Artificial Superintelligence Alliance (FET)	Aster (ASTER)*	Avalanche (AVAX)	Avantis (AVNT)*
Axie Infinity (AXS)	Basic Attention Token (BAT)	Billions Network (BILL)*	Bio Protocol (BIO)	Bitcoin (BTC)	Bitcoin Cash (BCH)	BNB (BNB)*	BONK (BONK)
Canton Coin (CC)	Cardano (ADA)	Cash Cat (CASHCAT)*	cat in a dogs world (MEW)*	Chainlink (LINK)	Compound (COMP)	Cosmos (ATOM)	Curve DAO (CRV)
Dogecoin (DOGE)	Dogwifhat (WIF)	EigenCloud (EIGEN)*	Ethena (ENA)	Ethereum (ETH)	Ethereum Classic (ETC)	Flare (FLR)	Floki (FLOKI)*
Global Dollar (USDG)*	Gram (GRAM)*	Hedera (HBAR)	Hyperliquid (HYPE)*	Immutable (IMX)	Injective (INJ)	Jito (JTO)*	LayerZero (ZRO)*
Lido DAO (LDO)	Lighter (LIT)*	Litecoin (LTC)	Mantle (MNT)	Maple Finance (SYRUP)	MegaETH (MEGA)*	Monad (MON)*	Moo Deng (MOODENG)*
Morpho (MORPHO)	NEAR Protocol (NEAR)	OFFICIAL TRUMP (TRUMP)*	Ondo (ONDO)*	Onyxcoin (XCN)	Optimism (OP)	Orca (ORCA)	Pax Gold (PAXG)*
Peanut the Squirrel (PNUT)*	Pepecoin (PEPE)	Plasma (XPL)*	Polkadot (DOT)	Popcat (POPCAT)*	Pudgy Penguins (PENGU)*	Pyth Network (PYTH)	Quant (QNT)
Raydium (RAY)	RE (RE)*	Render (RENDER)	Seeker (SKR)	SEI (SEI)	Sentient (SENT)*	Shiba Inu (SHIB)	Sky (SKY)*
Solana (SOL)	Starknet (STRK)	Stellar Lumens (XLM)	SUI (SUI)	Synthetix (SNX)*	Tezos (XTZ)	The Graph (GRT)	Uniswap (UNI)
USD.AI (CHIP)*	USD Coin (USDC)**	Venice Token (VVV)	Virtuals Protocol (VIRTUAL)	Worldcoin (WLD)*	World Liberty Financial (WLFI)*	XDC Network (XDC)*	XRP (XRP)
Zcash (ZEC)	Zora (ZORA)*	0x Protocol (ZRX)
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

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Robinhood Markets, Inc. (“RHM” and, together with its subsidiaries, “we,” “us,” “Robinhood,” or the “Company”) contains forward-looking statements (as such phrase is used in the federal securities laws), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:

•our expectations regarding existing and potential future legal and regulatory proceedings, rulemakings, and investigations;

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

•that we expect that Robinhood Chain's underlying protocol will need to be upgraded from time to time to remediate newly discovered vulnerabilities, improve network performance, add new functionality, or comply with evolving regulatory requirements;

•our belief that, based on our current level of operations, our primary sources of liquidity will be adequate to meet our current liquidity needs for the next 12 months;

•our expectations regarding RVI, RVII, REF, and the Funds (as defined below), including that RHV expects to serve as investment adviser to additional investment vehicles regulated under the 1940 Act in the future and that we expect to continue making balance sheet investments to provide seed or other capital to certain Funds during their early fundraising stages; and

•our expectations regarding our pending applications for a license under the DFAL in connection with our cryptocurrency trading operations in California.

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

•the risk that the outcome of currently ongoing and potential future regulatory enforcement actions and litigation, as well as potential changes in federal or state law, could immediately or subsequently prevent us from offering, or continuing to offer, event contracts or that we have in the past decided, and may in the future decide, to stop offering certain new event contracts as a result of actual or threatened state enforcement actions;

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

•the regulation, litigation, contractual, operational, and reputational risks associated with our introduction of products such as Robinhood Chain and Stock Tokens globally, continued offering of Classic Stock Tokens (formerly “Robinhood Stock Tokens”) and perpetual futures trading in the European Economic Area, our planned offering of perpetual futures in the U.S., updates to Robinhood Wallet, and our staking and onchain lending services offered in the U.S.; and

•the risk that substantial future sales of Class A common stock in the public market, or the perception that they may occur, could cause the price of our stock to fall.

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

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
(in millions, except per share data)	2025	2026
Assets
Current assets:
Cash and cash equivalents	$4,261	$5,829
Cash, cash equivalents, and securities segregated under federal and other regulations	5,749	13,443
Receivables from brokers, dealers, and clearing organizations	426	537
Receivables from users, net	17,994	23,598
Securities borrowed	2,408	4,781
Deposits with clearing organizations	702	1,125
User-held fractional shares	3,782	5,123
Deferred customer match incentives	185	226
Other current assets, including current prepaid expenses of $127 as of December 31, 2025 and $182 as of September 30, 2026	798	1,616
Total current assets	36,305	56,278
Property, software, and equipment, net	154	187
Goodwill	385	515
Intangible assets, net	168	231
Non-current deferred customer match incentives	428	578
Other non-current assets, including non-current prepaid expenses of $11 as of December 31, 2025 and $22 as of September 30, 2026	697	482
Total assets	$38,137	$58,271
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$463	$658
Payables to users	11,986	18,473
Securities loaned	11,626	19,480
Fractional shares repurchase obligation	3,782	5,123
Other current liabilities	914	1,509
Total current liabilities	28,771	45,243
Long-term borrowings	—	2,660
Other non-current liabilities	215	290
Total liabilities	28,986	48,193
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 210 million shares authorized, no shares issued and outstanding as of December 31, 2025 and September 30, 2026.	—	—
Class A common stock, $0.0001 par value. 21 billion shares authorized, 790 million shares issued and outstanding as of December 31, 2025; 21 billion shares authorized, 793 million shares issued and outstanding as of September 30, 2026.	—	—
Class B common stock, $0.0001 par value. 700 million shares authorized, 111 million shares issued and outstanding as of December 31, 2025; 700 million shares authorized, 108 million shares issued and outstanding as of September 30, 2026.	—	—
Class C common stock, $0.0001 par value. 7 billion shares authorized, no shares issued and outstanding as of December 31, 2025 and September 30, 2026.	—	—
Additional paid-in capital	11,284	10,783
Accumulated other comprehensive income (loss)	8	(9)
Accumulated deficit	(2,152)	(773)
Non-controlling interests	11	77
Total stockholders’ equity	9,151	10,078
Total liabilities and stockholders’ equity	$38,137	$58,271
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2025	2026	2025	2026
Revenues:
Transaction-based revenues	$730	$867	$1,852	$2,266
Net interest revenues	456	415	1,103	1,163
Other revenues	88	142	235	370
Total net revenues	1,274	1,424	3,190	3,799

Operating expenses:
Brokerage and transaction	56	68	154	190
Technology and development	237	254	665	751
Operations	33	79	93	174
Provision for credit losses	26	71	78	163
Marketing	102	104	306	315
General and administrative	185	163	450	536
Total operating expenses	639	739	1,746	2,129

Other income (expense), net	(1)	(60)	3	75
Income before income taxes	634	625	1,447	1,745
Provision for income taxes	78	149	169	350
Net income	$556	$476	$1,278	$1,395
Less: Net income (loss) attributable to non-controlling interests	—	8	—	16
Net income attributable to Robinhood	$556	$468	$1,278	$1,379
Net income attributable to Robinhood common stockholders:
Basic	$556	$468	$1,278	$1,379
Diluted	$556	$468	$1,278	$1,379
Net income per share attributable to Robinhood common stockholders:
Basic	$0.63	$0.52	$1.44	$1.53
Diluted	$0.61	$0.51	$1.39	$1.51
Weighted-average shares used to compute net income per share attributable to Robinhood common stockholders:
Basic	889	898	885	899
Diluted	918	911	919	913
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Net income	$556	$476	$1,278	$1,395
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	1	8	(17)
Total other comprehensive income (loss), net of tax	—	1	8	(17)
Total comprehensive income	$556	$477	$1,286	$1,378
Less: Total comprehensive income (loss) attributable to non-controlling interests	—	8	—	16
Total comprehensive income attributable to Robinhood	$556	$469	$1,286	$1,362
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2026
Operating activities:
Net income	$1,278	$1,395
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	63	72
Provision for credit losses	78	163
Deferred income taxes	—	63
Share-based compensation	229	277
Gain on deconsolidations	—	(107)
Unrealized and realized (gain) loss on equity securities, net	—	46
Other	13	26
Changes in operating assets and liabilities:
Securities segregated under federal and other regulations	(1,193)	(4,360)
Receivables from brokers, dealers, and clearing organizations	19	(111)
Receivables from users, net	(5,814)	(4,939)
Securities borrowed	(3,371)	(2,373)
Deposits with clearing organizations	(951)	(423)
Current and non-current deferred customer match incentives	(226)	(190)
Other current and non-current assets and prepaid expenses	395	(328)
Accounts payable and accrued expenses	(75)	47
Payables to users	3,754	6,447
Securities loaned	8,203	7,854
Other current and non-current liabilities	173	424
Net cash provided by operating activities	2,575	3,983
Investing activities:
Purchases of property, software, and equipment	(13)	(31)
Capitalization of internally developed software	(28)	(32)
Consideration transferred for business acquisitions and asset acquisitions	(399)	(249)
Cash, cash equivalents, and segregated cash acquired in business acquisitions and asset acquisitions	1,193	95
Purchases of non-marketable securities	(8)	(230)
Proceeds from maturities of held-to-maturity investments	347	—
Purchases of credit card receivables by Credit Card Funding Trust	(2,917)	(10,834)
Collections of purchased credit card receivables	2,526	9,961
Proceeds from sales of investment in RVI	—	40
Cash derecognized upon deconsolidations	—	(225)
Other	(2)	(28)
Net cash provided by (used in) investing activities	699	(1,533)
Financing activities:
Proceeds from issuance of long-term borrowings	—	2,700
Proceeds from exercise of stock options	14	4
Proceeds from issuance of RVI common stock in connection with initial public offering, net of offering costs	—	312
Proceeds from issuance of common stock under the Employee Share Purchase Plan	15	17
Taxes paid related to net share settlement of equity awards	(413)	(34)
Repurchase of Class A common stock	(553)	(689)
Draws on credit facilities	2,701	2,511
Repayments on credit facilities	(2,701)	(2,511)
Borrowings by the Credit Card Funding Trust	245	757
Repayments on borrowings by the Credit Card Funding Trust	—	(523)
Payments of debt issuance costs	(16)	(33)
Purchase of Capped Calls	—	(123)
Contributions from noncontrolling interests	—	49
Other	—	2
Net cash (used in) provided by financing activities	(708)	2,439
Effect of foreign exchange rate changes on cash and cash equivalents	8	(28)
Net increase in cash, cash equivalents, segregated cash, and restricted cash	2,574	4,861
Cash, cash equivalents, segregated cash, and restricted cash, beginning of the period	8,695	9,893
Cash, cash equivalents, segregated cash, and restricted cash, end of the period	$11,269	$14,754

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Reconciliation of cash, cash equivalents, segregated cash and restricted cash, end of the period:
Cash and cash equivalents, end of the period	$4,331	$5,829
Segregated cash and cash equivalents, end of the period	6,853	8,883
Restricted cash in other current assets, end of the period	68	28
Restricted cash in other non-current assets, end of the period	17	14
Cash, cash equivalents, segregated cash and restricted cash, end of the period	$11,269	$14,754
Supplemental disclosures:
Cash paid for interest	$20	$46
Cash paid for income taxes, net of refund received	$83	$230
Derecognized assets and liabilities (net)	$—	$376
Retained RVI and RVII interest at fair value	$—	$461
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
in millions	Shares	Amount
Balance as of June 30, 2025	888	$—	$11,378	$7	$(3,313)	$8,072
Net income	—	—	—	—	556	556
Issuance of common stock in connection with stock option exercises	1	—	3	—	—	3
Issuance of common stock in connection with warrants exercises, net of shares withheld	1	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	—	—	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld	10	—	(41)	—	—	(41)
Repurchase and retirement of Class A common stock	(1)	—	(107)	—	—	(107)
Change in other comprehensive loss	—	—	—	—	—	—
Share-based compensation	—	—	84	—	—	84
Balance as of September 30, 2025	899	$—	$11,317	$7	$(2,757)	$8,567

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling Interests	Total stockholders’ equity
in millions	Shares	Amount
Balance as of June 30, 2026	899	$—	$10,731	$(10)	$(1,241)	$61	$9,541
Net income	—	—	—	—	468	8	476
Issuance of common stock in connection with stock option exercises	—	—	1	—	—	—	1
Issuance of common stock in connection with Employee Share Purchase Plan	—	—	—	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld	2	—	(11)	—	—	—	(11)
Purchase of Capped Calls	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	—	—	(23)	—	—	—	(23)
Change in other comprehensive income	—	—	—	1	—	—	1
Share-based compensation	—	—	85	—	—	—	85
Capital contributions and other changes in noncontrolling interests	—	—	—	—	—	8	8
Balance as of September 30, 2026	901	$—	$10,783	$(9)	$(773)	$77	$10,078

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ROBINHOOD MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
in millions	Shares	Amount
Balance as of December 31, 2024	884	$—	$12,008	$(1)	$(4,035)	$7,972
Net income	—	—	—	—	1,278	1,278
Issuance of common stock in connection with stock option exercises	4	—	14	—	—	14
Issuance of common stock in connection with warrants exercises, net of shares withheld	3	—	—	—	—	—
Issuance of common stock in connection with Employee Share Purchase Plan	1	—	15	—	—	15
Issuance of common stock in connection with business combination	2	—	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld	16	—	(413)	—	—	(413)
Repurchase and retirement of Class A common stock	(11)	—	(553)	—	—	(553)
Change in other comprehensive income	—	—	—	8	—	8
Share-based compensation	—	—	246	—	—	246
Balance as of September 30, 2025	899	$—	$11,317	$7	$(2,757)	$8,567

	Common stock (1)		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling Interests	Total stockholders’ equity
in millions	Shares	Amount
Balance as of December 31, 2025	901	$—	$11,284	$8	$(2,152)	$11	$9,151
Net income	—	—	—	—	1,379	16	1,395
Issuance of common stock in connection with stock option exercises	1	—	4	—	—	—	4
Issuance of common stock in connection with Employee Share Purchase Plan	—	—	17	—	—	—	17
Issuance of common stock upon settlement of RSUs, net of shares withheld	6	—	(34)	—	—	—	(34)
Purchase of Capped Calls	—	—	(93)	—	—	—	(93)
Repurchase and retirement of Class A common stock	(7)	—	(689)	—	—	—	(689)
Change in other comprehensive loss	—	—	—	(17)	—	—	(17)
Share-based compensation	—	—	292	—	—	—	292
Issuance of RVI common stock in connection with initial public offering, net of offering costs	—	—	—	—	—	312	312
Non-controlling interests recognized in connection with business combination	—	—	—	—	—	9	9
Deconsolidation of RVI	—	—	2	—	—	(320)	(318)
Capital contributions and other changes in noncontrolling interests	—	—	—	—	—	49	49
Balance as of September 30, 2026	901	$—	$10,783	$(9)	$(773)	$77	$10,078
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

In April 2026, we announced that Robinhood will serve as broker and sole initial trustee for Trump Accounts on behalf of the U.S. Department of the Treasury. Robinhood will work with BNY, which has been selected by the U.S. Department of the Treasury as financial agent for Trump Accounts, to develop and operate the infrastructure required for Trump Accounts, which officially launched on July 4, 2026. This includes providing the necessary technology, building an intuitive front-end experience, creating educational resources, and managing customer support for Trump Accounts for which Robinhood earns revenue. These accounts leverage Robinhood’s technology and infrastructure to power a standalone web and app experience designed uniquely for this initiative. In June 2026, we acquired WonderFi, a Canadian leader in digital asset products and services.
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

Principles of Consolidation
We consolidate entities in which we have a controlling financial interest. We first evaluate whether the entity is a voting interest entity or a VIE. We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. We continuously monitor if any changes in the interest or relationship with the entity may impact the determination of whether we are still the primary beneficiary and require us to revise our previous conclusion. We consolidate a voting interest entity if we can exert control over the financial and operating policies of an investee. Other parties’ equity investments are reported as non-controlling interests.
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
Concentrations of Revenue and Credit Risk
Concentrations of Revenue
We derived transaction-based revenues from individual market makers and exchanges in excess of 10% of total net revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Market makers and exchanges:
Citadel Securities, LLC	13%	17%	12%	16%
All others individually less than 10%	41%	29%	44%	31%
Total as percentage of total net revenues	54%	46%	56%	47%

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
Derivatives and Hedging Activities
We are exposed to the impact of changes in benchmark interest rates and the prices of certain equity instruments used in the normal course of business. We utilize derivative financial instruments to manage certain business risks. All derivative financial instruments are recognized at their fair values as either assets or liabilities at the balance sheet date and reported on a gross basis in accordance with ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate the derivative in a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting if elected.
For derivative instruments that are not designated as hedges, any gain or loss on the derivatives is recognized in earnings in the current period. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment or variability in expected future cash flows, if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. For derivative instruments designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability, or firm commitment are recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified to earnings in the same period that the hedged transaction affects earnings.
Interest Rate Swaps
As part of our interest rate risk management strategy, we use interest rate swap agreements as fair value hedges on certain fixed rate debt. We assess the effectiveness of the fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective, which results in no net impact in the consolidated statements of operations from the fair value of the derivatives. For derivatives designated and that qualify as fair value hedges, changes in fair value of the derivative as well as the offsetting change in fair value on the hedged debt are recognized directly in Net interest revenues in the consolidated statements of operations.
We are exposed to credit risk if counterparties to our derivative contracts do not perform pursuant to the terms of our interest rate swap agreements. Should a counterparty fail to perform under the terms of our interest rate swap agreements, our credit exposure is limited to the net positive fair value and accrued interest owed from the failing counterparty. We mitigate counterparty credit risk through credit approvals, credit limits and monitoring procedures, as appropriate.
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

Stock Tokens
We offer Stock Tokens and Classic Stock Tokens that provide customers with economic exposure to certain underlying securities, primarily U.S. exchange-listed stocks and exchange-traded funds. Each stock token obligates us to pay the holder, upon redemption, cash equal to the market price of the underlying security less any applicable fees and taxes. Neither Stock Tokens nor Classic Stock Tokens convey legal ownership or shareholder rights in the underlying securities. Stock Tokens, launched in July 2026, are tokenized debt securities for which we are required to purchase the underlying securities and hold them as collateral. Classic Stock Tokens, launched in June 2025, are bilateral contracts with eligible customers in certain EEA jurisdictions. We are not required to hold the underlying securities for Classic Stock Tokens, but purchase them to hedge our obligations.
For both stock token programs, we record the underlying securities within Other current assets on our consolidated balance sheet and an offsetting stock token liability recorded within Other current liabilities. The carrying amount of the stock token liability equals the fair value of the underlying securities, reflecting an embedded derivative that is bifurcated, measured at fair value and not designated as a hedging instrument. The fair value of the stock token liability is classified within Level 2 and is determined from the quoted market price of the underlying security. Gains and losses are substantially offset.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This guidance refines the scope of Topic 815 by providing a scope exception for certain contracts with variables based on operations or activities specific to one of the parties to the contract and clarifies the accounting for certain share-based noncash consideration received from a customer. The Company early adopted ASU 2025-07 effective July 1, 2026 on a prospective basis. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.
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
The acquisition date fair value of the consideration transferred for TradePMR was approximately $169 million following customary purchase price adjustments and was entirely paid in cash. The post-close compensation consisted of approximately 2 million unvested shares of the Company’s Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, which will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. These shares are not part of the equity incentive plans described in Note 13 - Common Stock and Stockholders’ Equity.
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

(in millions)	Fair Value
Cash and cash equivalents	$17
Cash and securities segregated under federal and other regulations	60
Prepaid expenses and other current assets	3
Other non-current assets	21
Goodwill	119
Intangible assets	50
Accounts payable and accrued expenses	(17)
Payables to users	(60)
Other current and non-current liabilities	(15)
Net assets acquired	$178
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
NOTE 4: DECONSOLIDATION
Deconsolidation of RVI
On March 6, 2026, RVI commenced trading on the NYSE in connection with its initial public offering, which closed March 9, 2026. On June 25, 2026, we sold a portion of our ownership interest in RVI, resulting in the loss of a controlling financial interest in RVI. Accordingly, we deconsolidated RVI, and no longer include RVI's assets, liabilities, and results of operations in our consolidated financial statements as of that date forward. RHV remains the advisor to RVI and charges a management fee of 2% of RVI's NAV.
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
As a result, we recognized a gain on deconsolidation of $106 million for the nine months ended September 30, 2026, which relates to the remeasurement of our retained interest in RVI to fair value at the deconsolidation date. The gain was recognized in Other income (expense), net in the unaudited condensed consolidated statements of operations.
Following deconsolidation, we elected the fair value option under ASC 825-10 to account for our retained interest in RVI, with changes in fair value recognized in Other income (expense), net in the period in which they occur. As of September 30, 2026, the fair value of our retained interest was recorded at $361 million and is included in Other current assets in the unaudited condensed consolidated balance sheets.
Deconsolidation of RVII
On August 13, 2026, RVII commenced trading on the NYSE in connection with its initial public offering, which closed August 14, 2026. Upon closing, the issuance of common stock in the offering diluted our ownership interest in RVII and resulted in the loss of our controlling financial interest. Accordingly, we deconsolidated RVII and no longer include RVII's assets, liabilities, and results of operations in our consolidated financial statements as of that date forward. RHV remains the advisor to RVII and charges a management fee of 2% of RVII's NAV as well as a 20% incentive fee based on realized capital gains.
In connection with the deconsolidation, we derecognized all assets and liabilities of RVII at their carrying values of $25 million, net, as of August 14, 2026. Upon the loss of our controlling financial interest, we remeasured the fair value of our retained interest in RVII at a fair value of $26 million as of August 14, 2026. The fair value of our retained interest in RVII was determined based on the closing market price of RVII common stock on August 14, 2026, a Level 1 input under the fair value hierarchy. Refer to Note 8 - Investments and Fair Value Measurement for further information.
As a result, we recognized a gain on deconsolidation of $1 million for the three and nine months ended September 30, 2026, which relates to the remeasurement of our retained interest in RVII to fair value at the deconsolidation date. The gain was recognized in Other income (expense), net in the unaudited condensed consolidated statements of operations.
Following deconsolidation, we elected the fair value option under ASC 825-10 to account for our retained interest in RVII, with changes in fair value recognized in Other income (expense), net in the period in which they occur. As of September 30, 2026, the fair value of our retained interest was recorded at $23 million and is included in Other current assets in the unaudited condensed consolidated balance sheets.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the period indicated was as follows:

(in millions)	Carrying Amount
As of December 31, 2025	$385
Additions	143
Measurement period adjustment	(6)
Foreign currency translation adjustment	(7)
As of September 30, 2026	$515
There was no impairment of goodwill during the nine months ended September 30, 2026.
Intangible Assets
The components of Intangible assets, net as of September 30, 2026 were as follows:

(in millions, except years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
Finite-lived intangible assets:
Developed technology	$104	$(43)	$61	3.63
Customer relationships	86	(12)	74	11.81
Trade names	3	(2)	1	1.79
Indefinite-lived intangible assets	95	—	95	N/A
Total	$288	$(57)	$231
Amortization expense of intangible assets was $9 million and $23 million for the three and nine months ended September 30, 2026.
As of September 30, 2026, the estimated future amortization expense of finite-lived intangible assets was as follows:

(in millions)	Finite-lived Intangible Assets
Remainder of 2026	$8
2027	26
2028	20
2029	20
2030	14
Thereafter	48
Total	$136

NOTE 6: REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Transaction-based revenues:
Options	$304	$399	$809	$1,001
Event contracts	27	173	40	433
Cryptocurrencies	268	120	680	354
Equities	86	121	208	332
Other	45	54	115	146
Total transaction-based revenues	730	867	1,852	2,266

Net interest revenues:
Margin interest	153	244	377	652
Interest on segregated cash, cash equivalents, securities, and deposits, net	103	55	236	173
Cash Sweep	64	45	172	131
Credit card, net	17	50	40	122
Interest on corporate cash and investments	39	47	134	112
Interest expenses related to credit facilities	(8)	(8)	(22)	(26)
Securities lending, net	87	(19)	164	(5)
Other	1	1	2	4
Total net interest revenues	456	415	1,103	1,163

Other revenues:
Gold subscription revenues	47	62	129	166
Proxy revenues	7	7	52	57
Other	34	73	54	147
Total other revenues	88	142	235	370

Total net revenues	$1,274	$1,424	$3,190	$3,799
The following table presents interest revenue earned and interest expense paid from securities lending:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Interest revenue	$212	$126	$465	$335
Interest expense	(125)	(145)	(301)	(340)
Securities lending, net	$87	$(19)	$164	$(5)

The following table presents interest revenue earned from segregated cash, cash equivalents, securities, and deposits, and interest expense paid to users on uninvested cash and option deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Interest revenue	$103	$119	$236	$318
Interest expense	—	(64)	—	(145)
Interest on segregated cash, cash equivalents, securities, and deposits, net	$103	$55	$236	$173
Contract Balances
Contract assets are recognized when we have an unconditional right to invoice and receive payment under a contract and are derecognized when cash is received. Transaction-based revenue receivables due from market makers are reported in Receivables from brokers, dealers, and clearing organizations while other revenue receivables related to proxy revenues due from issuers are reported in Other current assets on the unaudited condensed consolidated balance sheets.
As of September 30, 2026, contract liabilities include $67 million of unearned Robinhood Gold subscription revenue, recognized when users remit cash payments in advance of the time we satisfy our performance obligations. The unearned subscription revenue was recorded as Other current liabilities on the unaudited condensed consolidated balance sheets. Contract liabilities also include $11 million of TradePMR performance obligations acquired as part of the TradePMR acquisition, with $8 million recorded in Other current liabilities and $3 million in Other non-current liabilities which was recorded on the unaudited condensed consolidated balance sheets. This liability represents consideration received in advance of satisfying the related performance obligations and is subject to repayment if certain contractual conditions are not met.

The table below sets forth contract assets and liabilities balances for the period indicated:

(in millions)	Contract Assets	Contract Liabilities
Beginning of the period, January 1, 2026	$185	$57
End of the period, September 30, 2026	291	80
Changes during the period	$106	$23
The difference between the opening and ending balances of our contract assets was primarily driven by higher options and equities Transaction-based revenues, revenue related to Trump Accounts, and the timing differences between our performance and counterparty payments.
The difference between the opening and ending balances of our contract liabilities was primarily driven by growth in annual Robinhood Gold subscriptions, including growth in Robinhood Gold Card holders within that subscriber base, partially offset by the recognition of a portion of TradePMR’s performance obligation, as well as timing differences between our performance and customer billing.
In September 2026, we entered into agreements with Crypto.com and its affiliates under which we may receive, over a three-year term, up to a 10% equity interest in Crypto.com and certain of its affiliates as consideration for routing a selection of event contracts to its CFTC-regulated exchange and clearinghouse. The consideration is entirely variable and allocated to the periods in which the related distinct services are performed. Therefore, we have applied the guidance in ASC 606-10-50-14A(b) and have not disclosed the transaction price allocated to this remaining performance obligation.

NOTE 7: ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Brokerage Related
The following table summarizes the brokerage related allowance for credit losses, which is primarily related to fraudulent activities, included in Receivables from users, net on the unaudited condensed consolidated balance sheet:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Beginning balance	$20	$10	$14	$16
Provision for credit losses	3	10	23	20
Write-offs	(5)	(11)	(21)	(27)
Recoveries	—	—	2	—
Ending Balance	$18	$9	$18	$9
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

The following table summarizes the allowance related to off-balance sheet credit card receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Beginning balance	$40	$44	$40	$41
Provision for credit losses	8	4	22	18
Payments to Coastal Bank	(7)	(9)	(22)	(21)
Recoveries	—	1	1	2
Ending balance	$41	$40	$41	$40

The following table summarizes the allowance related to purchased credit card receivables and interest receivables from customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Beginning balance	$24	$104	$11	$56
Provision for credit losses	15	57	33	125
Write-offs	(5)	(31)	(10)	(56)
Recoveries	2	4	2	9
Ending balance	$36	$134	$36	$134
The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on loans. Accrued interest receivable of $9 million and $16 million as of December 31, 2025, and as of September 30, 2026, were not included in the tables below.

(in millions, except for percentages)	December 31, 2025
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total past due receivables	Total Receivables
On-balance sheet	$814	$18	$8	$26	$840
Off-balance sheet	177	15	8	23	200
Total credit card loans	$991	$33	$16	$49	$1,040
% of Total loans	95%	3%	2%	5%	100%

(in millions, except for percentages)	September 30, 2026
		Aging of receivables
	Current	<90 Days	≥ 90 days	Total past due receivables	Total Receivables
On-balance sheet	$1,566	$55	$24	$79	$1,645
Off-balance sheet	173	14	9	23	196
Total credit card loans	$1,739	$69	$33	$102	$1,841
% of Total loans	94%	4%	2%	6%	100%
The risk in our credit card receivables portfolio correlates to broad economic trends as well as customers’ financial condition. The key indicator we monitor when assessing the credit quality and risk is customers’ credit scores as they measure the creditworthiness of customers. We use a national third-party provider to update FICO credit scores on a monthly basis. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor risk. The table below presents our credit card receivables by our credit quality indicator, FICO score, including both on-balance sheet and off-balance sheet amounts, as of December 31, 2025 and September 30, 2026:

	December 31,		September 30,
(in millions, except FICO scores)	2025	% of Total loans	2026	% of Total loans
Below 640	$26	3%	$88	5%
640-690	202	19%	367	20%
Greater than 690	812	78%	1,386	75%
Total credit card loans	$1,040	100%	$1,841	100%
NOTE 8: INVESTMENTS AND FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$52	$—	$—	$52
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	311	—	—	311
Foreign Treasury securities	53	—	—	53
Deposits with clearing organizations:
U.S. Treasury securities(1)	1	—	—	1
Other current assets:
U.S. Treasury securities (2)	200	—	—	200
Stablecoin	152	—	—	152
Equity securities - securities owned	28	—	—	28
Other non-current assets:
Non-marketable securities (3)	—	—	232	232
Money market funds - escrow account	2	—	—	2
User-held fractional shares	3,782	—	—	3,782
Total financial assets	$4,581	$—	$232	$4,813

Liabilities
Fractional shares repurchase obligations	$3,782	$—	$—	$3,782
Total financial liabilities	$3,782	$—	$—	$3,782

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$37	$—	$—	$37
Cash, cash equivalents, and securities segregated under federal and other regulations:
U.S. Treasury securities	5,200	—	—	5,200
Money market funds	134	—	—	134
Foreign Treasury securities	63	—	—	63
Deposits with clearing organizations:
U.S. Treasury securities(1)	201	—	—	201
Other current assets:
Equity securities - securities owned	591	—	—	591
Stablecoin	164	—	—	164
Other non-current assets:
Money market funds - escrow account	2	—	—	2
Other	59	—	—	59
User-held fractional shares	5,123	—	—	5,123
Total financial assets	$11,574	$—	$—	$11,574

Liabilities
Other current liabilities:
Derivative liability	$—	$185	$—	$185
Other non-current liabilities:
Derivative liability(4)	—	10	—	10
Fractional shares repurchase obligations	5,123	—	—	5,123
Total financial liabilities	$5,123	$195	$—	$5,318

____________________________
(1) As of December 31, 2025 and September 30, 2026, $1 million of our U.S. Treasury securities are deposited with an exchange to enable the execution, clearing, and settlement of event contracts. As of September 30, 2026, $200 million of our U.S. Treasury securities were pledged to a clearing organization to meet margin requirements for our security lending program.
(2) Classified as trading securities in which the amortized cost approximates fair value as of December 31, 2025.
(3) Represents non-marketable equity securities for which RHV is the advisor.
(4) Primarily measured as the present value of all expected future cash flows based on the U.S. Federal Funds-based swap yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of RHM and its counterparties.

Net unrealized losses associated with equity securities were $67 million and $60 million for the three and nine months ended September 30, 2026.

Financial Instruments Classified as Level 3
The following table sets forth a summary of the changes in the estimated fair value of financial instruments assets classified as a Level 3 in the fair value hierarchy:

(in millions)	Funds
Beginning of period, January 1, 2026	$232
Purchases during the period	226
Net unrealized gains	17
De-recognition upon RVI and RVII deconsolidation	(475)
End of period, September 30, 2026	$—
During the nine months ended September 30, 2026, we had no transfers in or out of Level 3 assets or liabilities.
Investments measured using Level 3 inputs primarily consist of investments in privately-held investments. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. When a recent financing transaction occurs and represents fair value, the Company also uses the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company’s own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction and any more recent observed transactions in the instruments issued by the investee company as well as any updates regarding the investee company’s performance. As of September 30, 2026, the Company determined the fair values of these investments were based on recent transactions of each of the investees.
The fair value for certain financial instruments that are not required to be measured or reported at fair value was presented as follows:

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Notes	$—	$2,241	$—	$2,241
Series 2026-1 asset-backed notes	—	491	—	491
Total financial liabilities	$—	$2,732	$—	$2,732

NOTE 9: INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	2025	2026
Income before income taxes	$634	$625	$1,447	$1,745
Provision for income taxes	78	149	169	350
Effective tax rate	12.3%	23.8%	11.7%	20.1%

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
For the three months ended September 30, 2026, the ETR was higher than the U.S. federal statutory rate primarily driven by state income taxes. For the nine months ended September 30, 2026, the ETR was lower than the U.S. federal statutory rate primarily due to the excess tax benefits from SBC and the release of the valuation allowance on certain California deferred tax assets.
The realization of tax benefits of net deferred assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence for the nine months ended September 30, 2026, we believe it is more likely than not that the tax benefits of certain California, other U.S. states and certain foreign net deferred tax assets may not be realized until sufficient positive evidence exists to support reversal of the valuation allowance.
NOTE 10: SECURITIES BORROWING AND LENDING
Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities borrowing and lending transactions. Therefore, activity related to securities borrowing and lending activities is presented gross on our unaudited condensed consolidated balance sheets.
When we borrow securities from users participating in the Fully-Paid Securities Lending program or from third parties, we typically provide cash collateral to our users or third parties, which is recorded on our consolidated balance sheets as “Securities borrowed”, an asset, representing our rights to the return of that collateral. When we lend securities to third parties, we typically receive cash as collateral, which is recorded on our consolidated balance sheets as “Securities loaned”, a liability, representing our obligation to return the collateral. In instances where we are acting as the lender and receive securities that can be sold or pledged as collateral, we recognize the collateral received at fair value and the obligation to return the collateral in the consolidated balance sheets.

The following tables set forth certain balances related to our securities borrowing and lending activities as of December 31, 2025 and September 30, 2026:

	December 31,	September 30,
(in millions)	2025	2026
Assets	Securities borrowed
Gross amount of cash collateral provided to users for securities borrowing transactions	$2,408	$4,781
Gross amount offset on the consolidated balance sheets	—	—
Amounts of assets presented on the consolidated balance sheets	2,408	4,781
Gross amount not offset on the consolidated balance sheets:
Cash collateral provided to users and third parties for securities borrowing transactions	2,408	4,781
Fair value of securities borrowed from users and third parties	(2,346)	(4,673)
Net amount	$62	$108

Liabilities	Securities loaned
Gross amount of cash collateral received from counterparties for securities lending transactions	$11,626	$19,480
Gross amount offset on the consolidated balance sheets	—	—
Amounts of liabilities presented on the consolidated balance sheets	11,626	19,480
Gross amount not offset on the consolidated balance sheets:
Cash collateral received from counterparties for securities lending transactions	11,626	19,480
Fair value of securities pledged to counterparties	(10,902)	(18,617)
Net amount	$724	$863
We obtain securities on terms that permit us to pledge and/or transfer securities to others. As of December 31, 2025 and September 30, 2026, we were permitted to re-pledge securities with a fair value of $23.62 billion and $30.48 billion under margin account agreements with users, and securities with insignificant fair value that we borrowed under MSLAs with third parties. Under the Fully-Paid Securities Lending program, as of December 31, 2025 and September 30, 2026, we were permitted to borrow securities with a fair value of $75.88 billion and $111.57 billion including securities with a fair value of $2.35 billion and $4.67 billion that we had borrowed from users.
As of December 31, 2025 and September 30, 2026, we had re-pledged securities with a fair value of $10.90 billion and $18.62 billion, in each case under MSLAs and Fixed-Term Securities Lending Agreements with third parties. In addition, as of December 31, 2025 and September 30, 2026, we had re-pledged $2.83 billion and $3.85 billion of the permitted amounts under the margin account agreements with clearing organizations to meet deposit requirements.
Beginning in the third quarter of 2026, we also receive U.S. Treasury securities as collateral in connection with our securities lending activities, in addition to cash. This collateral is received through an arrangement with an independent tri-party agent which is responsible for collateral selection, valuation, and settlement between us and the counterparty. As of September 30, 2026, we did not hold any U.S. Treasury securities received as collateral that were available to be re-pledged or sold.

NOTE 11: FINANCING ACTIVITIES AND OFF-BALANCE SHEET RISK
Convertible Notes
On June 25, 2026, we issued $2.2 billion aggregate principal amount of 0.00% convertible senior notes due 2029 pursuant to an indenture between RHM and U.S. Bank Trust Company, National Association, as trustee, in a private offering pursuant to Rule 144A under the Securities Act. The Convertible Notes are senior unsecured obligations of RHM. The $2.2 billion aggregate principal amount of the Convertible Notes included $200 million in aggregate principal amount of Notes issued pursuant to the initial purchasers’ option to purchase additional Convertible Notes on the same terms and conditions, which the initial purchasers exercised in full on June 23, 2026. The Convertible Notes do not bear regular interest, and the principal amount of the Notes will not accrete. The Convertible Notes will mature on October 1, 2029, unless earlier repurchased, redeemed, or converted. We may pay special interest on the Notes under certain circumstances in accordance with the terms of the Indenture.
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
The Convertible Notes are carried at amortized cost. Debt issuance costs of approximately $30.6 million, which include underwriter discounts and offering expenses, are presented as a direct deduction from the carrying amount of the Convertible Notes and are amortized to interest expense over the contractual term of the Convertible Notes using the effective interest method. The effective interest rate of the Convertible Notes is 0.43%. The dilution impact was accounted for using the if-converted method; refer to Note 14 - Net Income (Loss) per Share for more information. As of September 30, 2026, the outstanding principal amount is $2.20 billion, and the net carrying amount is $2.17 billion.

As of September 30, 2026, the remaining unamortized debt issuance costs were $28.1 million with a remaining amortization period of approximately 3.01 years. As of September 30, 2026, the Convertible Notes are potentially convertible into 12.6 million shares of Class A common stock, and no shares were actually issued upon conversion.

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

The conversion rate is subject to adjustment in certain circumstances under the Indenture. In addition, the Company will, in certain circumstances, increase the conversion rate for holders who elect to convert the Convertible Notes in connection with certain corporate events or who convert the Convertible Notes, called for redemption during the related redemption period (as defined in the Indenture).

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

Capped Calls Transactions
On June 22, 2026, in connection with the pricing of the Convertible Notes, and on June 23, 2026, in connection with the initial purchasers’ exercise in full of their option to purchase additional Convertible Notes, we entered into privately negotiated Capped Calls transactions with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of $123.2 million. The Capped Calls initially cover, subject to customary anti-dilution adjustments, the number of shares initially underlying the notes sold in the offering.
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

Revolving Credit Facilities
RHM March 2026 Credit Agreement
On March 9, 2026, RHM entered into the RHM March 2026 Credit Agreement, amending and restating the unsecured revolving line of credit entered into in March 2024 and first amended in March 2025 (refer to Note 11 - Financing Activities and Off-Balance Sheet Risk, of the 2025 Form 10-K for more information). The RHM March 2026 Credit Agreement has a total commitment of $1.125 billion as of September 30, 2026, with a maturity date of March 21, 2028. Under circumstances described in the RHM March 2026 Credit Agreement, the aggregate commitments may be increased from time to time by up to $500 million in the aggregate, for a total commitment of up to $1.50 billion. As of September 30, 2026, remaining incremental capacity under the accordion was $375 million. Borrowings under the RHM March 2026 Credit Agreement will bear interest at a rate per annum equal to the Alternate Base Rate or Adjusted Term SOFR plus an applicable margin rate of 1.50%. For purposes of the RHM March 2026 Credit Agreement, the Alternate Base Rate is the greatest of (i) the prime rate then in effect, (ii) the Federal Reserve Bank of New York rate then in effect plus 0.5% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR, published by the Term SOFR Administrator, plus the Term SOFR Adjustment. The Term SOFR Adjustment is 0.10%. If the Adjusted Term SOFR Rate is less than the floor of 0%, such rate shall be deemed to be equal to the floor. RHM is obligated to pay a commitment fee calculated at a per annum rate equal to 0.25% on any unused amount.
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
The RHS March 2026 Credit Agreement provides for a 364-day senior secured revolving credit facility with a total commitment of $3.325 billion as of September 30, 2026. Under circumstances described in the RHS March 2026 Credit Agreement, the aggregate commitments may be increased from time to time by up to $1.625 billion via an accordion feature, for a total commitment up to $4.875 billion. As of September 30, 2026, remaining incremental capacity under the accordion was $1.550 billion. Borrowings under the credit facility must be specified to be Tranche A, Tranche B, Tranche C or a combination thereof, with each tranche being secured by different assets of RHS as set forth in the RHS March 2026 Credit Agreement. Borrowings under the RHS March 2026 Credit Agreement will bear interest at a rate per annum equal to the greatest of (i) Daily Simple SOFR (as defined in the RHS March 2026 Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the RHS March 2026 Credit Agreement) and (iii) the Overnight Bank Funding Rate (as defined in the RHS March 2026 Credit Agreement), in each case, as of the day the loan is initiated, plus an applicable margin rate. The applicable margin rate is 1.25% for Tranche A loans and 2.50% for Tranche B and Tranche C loans. Undrawn commitments will accrue commitment fees at a rate per annum equal to 0.45%.
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
As of December 31, 2025 and September 30, 2026, there were no borrowings outstanding and we were in compliance with all covenants, as applicable, under our revolving credit facilities.
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
We are the primary beneficiary of the Trust as, through our role as the servicer and administrator, we have the power to direct the activities that most significantly affect the Trust’s economic performance and, due to owning all the equity interest in the Trust, have the right to receive benefits or the obligation to absorb losses. As such, we consolidate the Trust in the unaudited condensed consolidated financial statements. Substantially all of the Trust’s assets and liabilities are the purchased credit card receivables, included in Receivable from users, net, the outstanding borrowings, included in Other current liabilities, and the Series 2026-1 asset-backed notes, included in Long-term borrowings, on the unaudited condensed consolidated balance sheets.
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
As of September 30, 2026, the Trust maintained six revolving borrowing arrangements (with Barclays, SVB, WF, Truist Bank, Goldman Sachs, and Mizuho) providing an aggregate commitment limit of $1.55 billion. These facilities have revolving periods ending between April 2027 and November 2029. Borrowings generally bear interest at a commercial paper rate, Term SOFR, or Daily Simple SOFR plus applicable margins ranging from 1.20% to 1.50%. Undrawn amounts accrue commitment fees between 0.20% and 0.35%. In October 2026, the Trust amended its revolving borrowing arrangement with Barclays to increase the commitment limit by $100 million and reduce the applicable margin by 0.20%. As of September 30, 2026, the weighted-average interest rate of the active arrangements was 5.06%.
For the year ended December 31, 2025 and during the nine months ended September 30, 2026, the Trust purchased $5.2 billion and $10.8 billion of credit card receivables. As of December 31, 2025 and September 30, 2026, the carrying value of purchased credit card receivables that had not been collected, net of provision for credit losses, was $786 million and $1.51 billion, and the outstanding balance of borrowing principal and interest was $602 million and $839 million. For the three and nine months ended September 30, 2025, the net interest revenue of the Trust was $14 million and $26 million. For the three and nine months ended September 30, 2026, the net interest revenue of the Trust was $46 million and $107 million.
On July 23, 2026, the Trust issued $500 million aggregate principal amount of Series 2026-1 notes with a weighted average coupon of approximately 4.86%. The Series 2026-1 notes are comprised of $422 million principal amount of 4.80% notes, $48 million principal amount of 4.99% notes, $20 million principal amount of 5.31% notes, and $10 million principal amount of 5.65% notes, all of which have a revolving period ending in June 2029 and a final maturity date in July 2031.
We received net cash proceeds of $497 million, in connection with the issuance of the Series 2026-1 notes, which were used primarily to repay outstanding borrowings under the Trust’s existing revolving warehouse facilities. The Series 2026-1 notes are carried at amortized cost, adjusted for the fair value hedging adjustment described in Note 12 - Derivatives and Hedging Activities. Debt issuance costs of approximately $2.54 million are presented as a direct deduction from the carrying amount of the Series 2026-1 notes and are amortized to interest expense over the contractual term of the Series 2026-1 notes. As of September 30, 2026, the outstanding principal amount was $500 million, the net carrying amount was $488 million, and the remaining unamortized debt issuance costs were $2.44 million.
The indenture governing the Series 2026-1 notes contains a provision that allows the Trust to redeem the notes in full at any time after June 1, 2029, at the full principal amount plus accrued and unpaid interest and fees. The indenture also contains early amortization events, including a servicer default, certain insolvency events, and the three-month average excess spread percentage falling to 0.00% or below. If an early amortization event occurs, the revolving period ends and principal collections on the receivables are used to repay the notes on each monthly payment date until the notes are paid in full. Interest on the notes is payable monthly in arrears.
On October 15, 2026, the Trust completed an issuance of $500 million of Series 2026-2 notes, which are secured primarily by a pool of credit card receivables originated by Coastal Bank and part of the Trust collateral. The offering consisted of four classes of fixed-rate notes that were issued to qualified institutional buyers in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The Series 2026-2 notes have a revolving period ending in September 2029, with a final maturity date in October 2031. The Series 2026-2 notes have a weighted average coupon of approximately 5.58%.
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

The credit card receivables and the funding from Coastal Bank are off-balance sheet, considering Coastal Bank is the legal lender and originator, the party to which the customer has a creditor-borrower relationship, and the legal owner of the receivables. As of September 30, 2026, the off-balance sheet credit card receivables funded under the Program Agreement was $196 million.

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

Cryptocurrency Held in Custody on Behalf of Users

We hold cryptocurrencies in custody on behalf of our users which includes staked assets on our platform, totaling $38.2 billion and $37.9 billion at fair value at December 31, 2025 and September 30, 2026, and these assets were not recorded on our unaudited condensed consolidated balance sheets. The fair value was determined based on observed market pricing representing the last price executed for trades of each cryptocurrency at period ends. We also considered whether a liability representing anticipated losses from crypto assets that we hold in custody on behalf of users should be recognized and determined the likelihood of such losses was remote. As such, we did not record a liability at December 31, 2025 and September 30, 2026.
NOTE 12: DERIVATIVES AND HEDGING ACTIVITIES
As of September 30, 2026, we had one interest rate swap with a notional amount of $500 million that was designated as a fair value hedge of interest rate risk associated with our fixed rate Series 2026-1 notes. Under the interest rate swap agreement, we pay a floating rate equal to the daily U.S. Federal Funds Rate, plus a spread, and receive a fixed rate of 4.86%. This agreement expires in May 2029, and was considered to be perfectly effective under the shortcut method.
As of September 30, 2026, the fair value of hedging instruments was $10 million and was included in Other non-current liabilities on our consolidated balance sheets. We had no derivatives designated as hedging instruments during the year ended December 31, 2025.
The cash flows related to settlement of interest rate swaps are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items. See Note 8 - Investments and Fair Value Measurement for the fair value of the Company’s outstanding derivative financial instrument and corresponding fair value classification. Changes in fair value of interest rate swaps as well as the offsetting change in fair value on the hedged debt are recognized directly in Net interest revenues as interest payments are received or paid on the hedged items, which results in no net impact in the consolidated statements of operations.
The following table summarizes the effect of hedges on the carrying value of hedged debt recognized on our consolidated balance sheets:

September 30,
(in millions)	2026
Long-term borrowings:
Carrying amount of hedged debt	$488
Cumulative hedging adjustments, included in carrying amount	$(10)

Derivatives Not Designated as Hedging Instruments
As of September 30, 2026, we had public stock token obligations with an aggregate fair value of $185 million included in Other current liabilities. The securities we hold to back the tokens, with the same fair value, are included in Other current assets. We have not designated these instruments as hedges.
Gains and losses on the public stock token derivatives are largely offset by gains and losses on the securities we hold to back the tokens. For the three and nine months ended September 30, 2026, the losses of the stock token derivatives were $7 million and $8 million, respectively, which were largely offset by gains on the underlying securities held to back the tokens.

NOTE 13: COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of September 30, 2026, no terms of the preferred stock were designated and no shares of preferred stock were outstanding.

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
Warrants
As of September 30, 2026, we had outstanding warrants with a strike price of $26.60 that can be exercised to purchase 8.74 million shares of Class A common stock. The warrants expire on February 12, 2031 and can be exercised with cash or net shares settled at the holder’s option. For the nine months ended September 30, 2026, no warrants were exercised via net settlement, resulting in no shares of Class A common stock issued, and the maximum purchase amount of all remaining outstanding warrants was $232 million.
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
For the three and nine months ended September 30, 2026, we repurchased approximately 0.2 million and 5.0 million shares of our Class A common stock for $25 million and $399 million under our Repurchase Program. In addition, we repurchased 2.7 million shares of our Class A common stock for $290 million using the net proceeds from the offering of the Convertible Notes during the three months ended June 30, 2026. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk for more details.

Equity Incentive Plans
2021 Omnibus Incentive Plan
Our 2021 Plan became effective on July 27, 2021, and provides for the grant of share-based awards (such as options, including ISOs, NSOs, SARs, RSAs, RSUs, performance restricted stock units (“PSUs”), and other equity-based awards) and cash-based awards.
As of September 30, 2026, an aggregate of 537 million shares had been authorized for issuance under the 2013 Plan, 2020 Plan, and 2021 Plan, of which 180 million shares had been issued under the plans, 9 million shares were reserved for issuance upon the exercise or settlement of outstanding equity awards under the plans, and 348 million shares remained available for new grants under the 2021 Plan.
Time-Based RSUs
We grant RSUs that vest upon the satisfaction of a time-based service condition. The following table summarizes the activity related to our Time-Based RSUs for the nine months ended September 30, 2026, which is the period we grant our company-wide annual refresh grants:

(in millions, except for weighted average grant date fair value)	Number of RSUs	Weighted- average grant date fair value
Unvested at December 31, 2025	8	$29.92
Granted	7	77.77
Vested	(6)	39.82
Forfeited	(3)	53.31
Unvested at September 30, 2026	6	$66.19
Performance Restricted Stock Units
We grant PSUs that generally vest over one to three years upon the satisfaction of performance conditions. There were no unvested PSUs outstanding as of December 31, 2025. During the nine months ended September 30, 2026, we granted 0.4 million PSUs with a weighted-average grant date fair value of $85.92 per unit. The number of PSUs granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms. During the nine months ended September 30, 2026, no shares underlying PSUs vested.
Acquisition of TradePMR
In connection with the acquisition of TradePMR, we issued approximately 2 million unvested shares of Class A common stock, valued at approximately $100 million as of the closing date of the acquisition, that will vest over a four-year period post-acquisition, subject to the terms of a vesting agreement. These shares are not part of the equity incentive plans described above. Shares of unvested restricted stock have the same voting rights as all other Class A common stock and are considered to be issued and outstanding. The following table summarizes the activity for the nine months ended September 30, 2026:

(in millions, except for weighted average grant date fair value)	Number of RSAs	Weighted- average grant date fair value
Unvested at December 31, 2025	2	$48.85
Issued	—	—
Vested	(1)	48.85
Forfeited	—	—
Unvested at September 30, 2026	1	$48.85
Share-Based Compensation
The following table presents SBC on our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Brokerage and transaction	$2	$3	$7	$8
Technology and development	40	40	123	128
Operations	1	1	4	3
Marketing	2	1	6	6
General and administrative	33	35	89	132
Total	$78	$80	$229	$277
We have capitalized SBC expense related to internally developed software of $5 million and $15 million during the three and nine months ended September 30, 2026 compared to $6 million and $17 million for the three and nine months ended September 30, 2025.
As of September 30, 2026, there was $453 million of unrecognized SBC expense that is expected to be recognized over a weighted-average period of 1.04 years.

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

(in millions, except for per share data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2026		2025		2026
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$485	$71	$418	$58	$1,112	$166	$1,225	$170
Less: Net income attributable to non-controlling interests	—	—	7	1	—	—	14	2
Net income attributable to Robinhood common stockholders	$485	$71	$411	$57	$1,112	$166	$1,211	$168
Denominator
Weighted-average common shares outstanding - basic	776	113	790	108	770	115	790	109
Basic EPS	$0.63	$0.63	$0.52	$0.52	$1.44	$1.44	$1.53	$1.53

Diluted EPS:
Numerator
Net income	$485	$71	$418	$58	$1,112	$166	$1,225	$170
Less: Net income attributable to non-controlling interests	—	—	7	1	—	—	14	2
Net income attributable to Robinhood common stockholders	485	71	411	57	1,112	166	1,211	168
Reallocation of net income as a result of conversion of Class B to Class A common stock	71	—	57	—	166	—	168	—
Reallocation of net income (loss) to Class B common stock	—	(3)	—	(1)	—	(6)	—	(3)
Net income attributable to Robinhood common stockholders for diluted EPS	$556	$68	$468	$56	$1,278	$160	$1,379	$165
Denominator
Weighted-average common shares outstanding - basic	776	113	790	108	770	115	790	109
Dilutive effect of stock options and unvested shares	29	—	13	—	34	—	14	—
Conversion of Class B to Class A common stock	113	—	108	—	115	—	109	—
Weighted-average common shares outstanding - diluted	918	113	911	108	919	115	913	109
Diluted EPS	$0.61	$0.61	$0.51	$0.51	$1.39	$1.39	$1.51	$1.51

The following potential common shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Convertible Notes	—	13	—	13
Employee Incentive Plans	—	—	—	—
Total anti-dilutive securities	—	13	—	13
Our Capped Calls were also excluded from the calculation of diluted net income per share as the effect would have been antidilutive.

NOTE 15: LEASES
Our operating leases are substantially comprised of office facilities, and we do not have any finance leases. Lease assets and liabilities recognized on our unaudited condensed consolidated balance sheets were as follows:

		December 31,	September 30,
(in millions)	Classification	2025	2026
Lease right-of-use assets:
Operating lease assets	Other non-current assets	$182	$171

Lease liabilities:
Current operating lease liabilities	Other current liabilities	22	22
Non-current operating lease liabilities	Other non-current liabilities	199	195
Total lease liabilities		$221	$217
Cash flows related to leases were as follows:

	Nine Months Ended September 30,
(in millions)	2025	2026
Operating cash flows:
Payments for operating lease liabilities	$23	$25
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$15	$9
NOTE 16: COMMITMENTS & CONTINGENCIES
We are subject to contingencies arising in the ordinary course of our business, including contingencies related to legal, regulatory, non-income tax and other matters. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded. Amounts accrued for contingencies in the aggregate were $71 million as of December 31, 2025 and $96 million as of September 30, 2026. In our opinion, an adequate accrual had been made as of each such date to provide for the probable losses of which we are aware and for which we can reasonably estimate an amount.
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
With respect to matters discussed below, we believe, based on current knowledge, that any losses (in excess of amounts accrued, if applicable) as of September 30, 2026 that are reasonably possible and can be reasonably estimated will not, in the aggregate, have a material adverse effect on our business, financial position, operating results, or cash flows. However, for many of the matters disclosed below, particularly those in early stages, we cannot reasonably estimate the reasonably possible loss (or range of loss), if any. In addition, the ultimate outcome of legal proceedings involves judgments and inherent uncertainties and cannot be predicted with certainty. Any judgment entered against us, or any adverse settlement, could materially and adversely impact our business, financial condition, operating results, and cash flows. We might also incur substantial legal fees, which are expensed as incurred, in defending against legal and regulatory claims.
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

IPO Litigation
In December 2021, Philip Golubowski filed a putative class action in the U.S. District Court for the Northern District of California against RHM, the officers and directors who signed Robinhood’s IPO offering documents, and Robinhood’s IPO underwriters. Plaintiff’s claims are based on alleged false or misleading statements in Robinhood’s IPO offering documents allegedly in violation of Sections 11 and 12(a) of the Securities Act. Plaintiff seeks unspecified compensatory damages, rescission of shareholders’ share purchases, and an award for attorneys’ fees and costs. In February 2022, certain alleged Robinhood stockholders submitted applications seeking appointment by the court to be the lead plaintiff to represent the putative class in this matter, and in March 2022, the court appointed lead plaintiffs. In June 2022, plaintiffs filed an amended complaint. In August 2022, Robinhood filed a motion to dismiss the complaint. In February 2023, the court granted Robinhood’s motion without prejudice. In March 2023, plaintiffs filed a second amended complaint. In January 2024, the court granted Robinhood’s motion to dismiss the second amended complaint without leave to amend. In February 2024, plaintiffs filed a notice of appeal to the Ninth Circuit. On August 29, 2025, the Ninth Circuit issued its opinion affirming in part and reversing in part the district court. Robinhood’s petition for rehearing en banc was denied. In February 2026, Robinhood filed for a writ of certiorari in the United States Supreme Court, which remains pending. On October 7, 2026, the United States filed a brief as amicus curiae recommending a grant of a writ of certiorari on one of the questions presented.
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
Pay Transparency Litigation

In July 2024, RHM, RHY, and RHC were sued in a putative class action captioned John Milito v. Robinhood Markets, Inc. et. al., alleging that Robinhood violated Washington’s Equal Pay and Opportunity Act, because some of the Company’s job postings allegedly failed to include a wage scale or salary range. The complaint seeks unspecified total statutory damages, attorneys’ fees and costs, injunctive relief, and declaratory relief. The case was stayed in the Superior Court in King County in Washington pending a certified question to the Washington Supreme Court. In September 2025, the Washington Supreme Court issued an opinion addressing the certified question and held that a job applicant for a job posting that failed to include a wage scale or salary range does not need to prove they are a “bona fide” or “good faith” applicant to obtain remedies under the applicable statute. In August 2026, the case was stayed pending a Washington Court of Appeals case addressing the retroactivity of new legislation, which became effective in July 2025, amending the available penalties for violations of the Equal Pay and Opportunity Act.
Cash Sweep Litigation
In October 2024, RHM, RHF, and RHS were sued in a putative class action captioned Dey v. Robinhood Markets, Inc. et. al., in the U.S. District Court for the Northern District of California. Plaintiff asserts breach of fiduciary duty, gross negligence, negligent misrepresentation and omissions, breach of implied covenant of good faith and fair dealing, and violation of California’s unfair competition law based on allegations that defendants failed to pay a reasonable rate of interest to non-Robinhood Gold brokerage account holders on cash balances swept to program bank deposit programs. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. In January 2025, Robinhood filed a motion to dismiss. On April 28, 2025, the court granted in part and denied in part Robinhood’s motion to dismiss. In May 2025, RHM, RHF, and RHS were sued in a putative class action captioned Deeney v. Robinhood Markets, Inc. et al., in the U.S. District Court for the Northern District of California, which also made allegations related to Robinhood’s cash sweep program. The complaint sought, among other things, certification of the class, unspecified monetary damages, attorneys’ fees and costs, and restitution. The parties in Dey and Deeney have agreed to consolidate the matters and Plaintiffs have filed an amended consolidated complaint. The complaint seeks, among other things, certification of the class, unspecified monetary, punitive, treble, and statutory damages, restitution, disgorgement, attorneys’ fees and costs, injunctive relief, and declaratory relief. Robinhood moved to dismiss the complaint, which was granted in part and denied in part. Robinhood has reached a settlement in principle.
Event Contracts Litigation
In June 2025, RHM and RHD were sued along with several co-defendants, in state court in six states (Georgia, Illinois, Kentucky, Massachusetts, Ohio and South Carolina) by Georgia Gambling Recovery LLC, Illinois Gambling Recovery LLC, Kentucky Gambling Recovery LLC, Massachusetts Gambling Recovery LLC, Ohio Gambling Recovery LLC, and South Carolina Gambling Recovery LLC respectively. Each plaintiff asserts a claim under the respective state’s Statute of Anne, which are statutes that permit recovery of gambling losses under certain conditions, which vary by state. Each plaintiff seeks damages for losses allegedly sustained in trading certain event contracts, including damage multipliers in certain states, attorney’s fees and costs, and declaratory relief. Robinhood removed all six cases to federal court. Each plaintiff sought to remand the matters. The court in Georgia denied plaintiff’s motion to remand and

RHD moved to dismiss the action. The courts in Illinois, Kentucky, and Ohio granted plaintiff’s motion to remand. Plaintiffs voluntarily dismissed RHD in Georgia, Massachusetts, Ohio, South Carolina, and Illinois. In May 2026, the court in Kentucky ordered a six-month stay.
In July 2025, RHM and RHD, along with KalshiEx and Kalshi Inc. (together, “Kalshi”), were sued by the Blue Lake Rancheria, Chicken Ranch Rancheria of Me-Wuk Indians, and Picayune Rancheria of the Chukchansi Indians (the “Blue Lake plaintiffs”) in the U.S. District Court for the Northern District of California. The Blue Lake plaintiffs allege that certain event contracts offered by RHD are unlawful sports gambling activity. The Blue Lake plaintiffs allege several causes of action including violation of the Indian Gaming Regulatory Act, violation of tribal gaming Ordinances, civil violation of the Racketeer Influenced and Corrupt Organizations Act (RICO), infringement of tribal sovereignty, and false advertising under the Lanham Act. The Blue Lake plaintiffs currently assert only the RICO cause of action against RHM and RHD. The operative complaint seeks injunctive relief, declaratory relief, damages, treble damages, costs, and attorney’s fees. In September 2025, the Blue Lake plaintiffs moved for a preliminary injunction against Kalshi. The court denied the motion and the plaintiffs appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. In August 2026, Picayune Rancheria was voluntarily dismissed from the case. In September 2026, the Ninth Circuit ruled against KalshiEx and remanded for further consideration. In the district court, where the case had been stayed pending the outcome of the plaintiffs’ appeal and another appeal related to event contracts in the Ninth Circuit, without reaching defendants’ motions to dismiss, the plaintiffs intend to amend their complaint to add Buena Vista Rancheria of Me-Wuk Indians as plaintiff and have stated they may add additional claims against RHM and RHD.
In August 2025, a similar suit was filed against RHM, RHD, and Kalshi, by the Ho-Chunk Nation in the U.S. District Court for the Western District of Wisconsin alleging substantially the same facts and causes of action and seeking substantially the same relief. The Ho-Chunk Nation only asserted a claim for a civil violation of RICO against RHM and RHD. In December 2025, the plaintiff moved for a preliminary injunction against Kalshi, which RHM and RHD opposed. RHM and RHD also moved to dismiss the claim against them. In May 2026, the district court denied the motion for preliminary injunction and dismissed RHM and RHD from the case. Kalshi is pursuing an interlocutory appeal to the U.S. Court of Appeals for the Seventh Circuit of certain legal issues on the claims against Kalshi. Plaintiffs’ cross-petition for review of the dismissal of other issues, including the claim against RHM and RHD, was denied.
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
New Jersey consented to a preliminary injunction pending the outcome of its appeal in the Third Circuit of the grant of a preliminary injunction in a similar case brought by KalshiEx. In April 2026, the Third Circuit ruled in favor of KalshiEx. The court has extended the preliminary injunction pending the outcome of New Jersey’s petition for a writ of certiorari from the United States Supreme Court.
In Nevada, the court denied RHD’s motion for a preliminary injunction. Robinhood has agreed to cease offering new sports-related event contracts in Nevada as of December 1, 2025, and to take action to explore unwinding longer-duration open sports-related event contracts in Nevada, in exchange for the State’s agreement to refrain from enforcing its state gaming laws during the pendency of RHD’s appeal. RHD appealed the decision to the U.S. Court of Appeals for the Ninth Circuit and moved for an injunction pending appeal. In August 2026, the Ninth Circuit affirmed the district court’s denial of RHD’s motion. RHD has conditionally petitioned the United States Supreme Court for a writ of certiorari.
In Massachusetts, the court initially dismissed RHD’s suit as unripe. RHD’s motion for reconsideration was granted. RHD filed an amended complaint and renewed its motion for a preliminary injunction. Massachusetts agreed to refrain from enforcing its state gaming laws pending: (1) a decision on RHD’s then-pending preliminary injunction motion; (2) a final decision on the injunction from a Massachusetts appellate court in the state court enforcement litigation against KalshiEx; and (3) any stay is lifted in the state court enforcement litigation against KalshiEx. The district court dismissed RHD’s amended complaint as unripe. RHD has appealed to the U.S. Court of Appeals for the First Circuit.
In Michigan, RHD’s motion for preliminary injunction was denied in June 2026 and RHD appealed that decision to the U.S. Court of Appeals for the Sixth Circuit. In September 2026, the Sixth Circuit issued an opinion in a parallel case affirming the denial of KalshiEx’s motion for a preliminary injunction in Ohio and reversing the grant of KalshiEx’s motion for a preliminary injunction in Tennessee. RHD has reached an agreement with Michigan to cease offering sports-related event contracts and to close existing sports-related event contracts in Michigan in exchange for the State’s agreement to refrain from enforcing its state gaming laws during the pendency of RHD’s and other prediction-market operators’ appeals. RHD’s appeal remains pending while the appeals of the Nevada decisions in Robinhood’s, Kalshi’s, or Crypto.com’s cases in the Ninth Circuit are either pending.
In Washington, the State agreed to non-enforcement of certain state laws against RHD for event contracts trading while the appeal of the Nevada decisions in Robinhood’s, Kalshi’s, or Crypto.com’s cases in the Ninth Circuit is either pending or the deadline to seek en banc review of the Ninth Circuit’s decision elapses or such review is denied. KalshiEx has sought a rehearing en banc of the Ninth Circuit’s decision and that request is still pending.
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
In June 2026, three additional related putative class actions were filed against RHM and RHD in federal court in the Northern District of California alleging that Robinhood’s sports event contracts constitute illegal gambling and asserting claims under various state gambling loss recovery acts, state consumer-protection acts, and a theory of unjust enrichment. These suits seek damages (including treble and punitive), compliance changes, restitution, disgorgement, attorney's fees and costs. In August 2026, an additional new putative class action was filed in the Northern District of California asserting similar causes of action and seeking declaratory relief, injunctive relief, unspecified damages including treble or punitive damages, restitution, rescission, disgorgement, compliance changes, attorney’s fees, interest and costs. These five matters have been consolidated and Robinhood has moved to compel the majority of the plaintiffs to arbitration.
On April 23, 2026, the State of Wisconsin filed a lawsuit against RHD, RHM, RHS, Kalshi, Inc., KalshiEx, Kalshi Klear, LLC, Kalshi Trading, LLC, Coinbase Global, Inc., and Coinbase Financial Markets, Inc., in Wisconsin state court alleging that sports-related event contracts constitute illegal sports betting and are a public nuisance. Wisconsin seeks a declaratory judgment and a preliminary and permanent injunction preventing the defendants from offering sports-related event contracts in Wisconsin. The State of Wisconsin moved for a temporary injunction to enjoin Robinhood and its co-defendants from offering sports-related event contracts in Wisconsin. On April 24, 2026, the Kalshi defendants removed the case to the U.S. District Court for the Western District of Wisconsin with the consent of the Robinhood and Coinbase defendants. Wisconsin has moved to remand and moved for a preliminary injunction against all defendants. On June 1, 2026 and July 8, 2026, RHS and RHM, respectively, were dismissed from the action.
On June 17, 2026, the Commonwealth of Kentucky sued RHM, RHD, KalshiEx, Kalshi, Inc., Kalshi Klear, Inc., Kalshi Klear, LLC, Kalshi Trading, LLC, Webull Corporation, and Coinbase Financial Markets, Inc. in Kentucky state court asserting violations of Kentucky’s Consumer Protection Act, Kentucky’s Loss Recovery Act, and certain Kentucky gambling regulations. Kentucky seeks declaratory relief, injunctive relief, damages (including treble and punitive damages), statutory and civil penalties, restitution, and disgorgement. The Kalshi defendants removed the case to the U.S. District Court for the Eastern District of Kentucky with the consent of the Robinhood and Coinbase defendants. Kentucky has moved to remand and the magistrate judge issued a report and recommendation that the district judge grant the motion to remand.
On October 2, 2026, RHD received a cease and desist letter from the Ohio Casino Control Commission demanding that RHD stop offering sports-related event contracts in Ohio. On October 26, 2026, RHD agreed to cease offering new sports-related event contracts in Ohio by November 2, 2026 in exchange for the Commission’s agreement to refrain from enforcing its state gaming laws during the pendency of RHD’s and other prediction-market operators’ appeals in the Sixth Circuit and the Supreme Court of the United States.
The tax treatment of event contracts under U.S. federal, state, and foreign tax laws is unclear, including potential federal excise tax on wagers under Internal Revenue Code Sections 4401 and 4421. We have not collected or remitted federal excise tax on event contracts offered through RHD because we do not believe these contracts are subject to such tax. In addition, there have been a growing number of state-specific taxes targeting prediction market and event contract activity. For example, Illinois recently enacted a tax effective July 1, 2026 on state-licensed prediction market operators, which a competitor has challenged as preempted by the CFTC’s exclusive jurisdiction over event contracts traded on a designated contract market, and North Carolina and Kentucky have each enacted new state-level taxes on prediction market operators, effective January 1, 2027. We cannot predict whether such laws will be applied retroactively or survive legal challenge. While we are not party to any litigation or proceeding relating to these matters, we continue to evaluate our potential exposure under these and other developing tax regimes, including federal excise tax.
Google Tracking Privacy Litigation
On May 8, 2026, a putative class action was filed in the U.S. District Court for the Northern District of California alleging that RHM violated various privacy laws and allowed sensitive personal financial information including account positions and account numbers to be transmitted to Google without customer consent. Plaintiff asserts violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, California Consumer Privacy Act, negligence, breach of implied contract, intrusion upon seclusion, and breach of confidence. Plaintiff is seeking declaratory relief, injunctive relief, statutory damages, disgorgement, attorney's fees and costs. Robinhood has filed a motion to dismiss the complaint and Plaintiff filed an amended complaint asserting violations of the Electronic Communications Privacy

Act, California Invasion of Privacy Act, California Consumer Privacy Act, negligence, intrusion upon seclusion, and breach of confidence and seeking similar relief.
Stubhub IPO Litigation
On June 29, 2026, RHF was named, alongside Stubhub Holdings, Inc. (“Stubhub”), Stubhub officers and directors who signed Stubhub’s IPO documents, Stubhub’s IPO underwriters, and SoFi Securities LLC in a complaint filed in the U.S. District Court for the Southern District of New York alleging that Stubhub’s IPO documents contained materially misleading information about Stubhub’s near-term market opportunity, advertising business and financials. RHF was named as a “Selling Group Defendant.” Plaintiff is seeking unspecified compensatory damages, rescission, disgorgement, injunctive relief, and costs and expenses. RHF is only named in the Section 12(a)(2) claim, which alleges that RHF failed to exercise reasonable care to ensure that statements in the IPO offering documents were true and not materially misleading. Robinhood has filed a motion to dismiss the complaint.

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
Data as of and for the three and nine months ended September 30, 2025 and 2026 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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

Financial Results and Performance
With respect to the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:
•total net revenues increased 12% to $1,424 million compared to $1,274 million;
•net income attributable to Robinhood decreased 16% to $468 million, compared to $556 million;
•diluted EPS decreased 16% to $0.51, compared to $0.61;
•total operating expenses increased 16% to $739 million compared to $639 million;
•Adjusted EBITDA (non-GAAP) increased 9% to $808 million compared to $742 million;
•Funded Customers increased by 1.9 million, or 7%, to 28.7 million compared to 26.8 million, and Investment Accounts increased by 2.5 million, or 9%, to 30.4 million compared to 27.9 million;
•Total Platform Assets increased 19% to $395.9 billion compared to $332.7 billion, primarily driven by continued Net Deposits and higher equity valuations, partially offset by lower cryptocurrency valuations;
•Net Deposits were $15.7 billion, which translates to an annualized growth rate of 17% relative to Total Platform Assets at the end of the second quarter of 2026, compared to $20.4 billion, which translates to an annualized growth rate of 29% relative to Total Platform Assets at the end of the second quarter of 2025. Over the past twelve months, Net Deposits were $71.0 billion, a growth rate of 21% relative to Total Platform Assets at the end of the third quarter of 2025;
•ARPU increased 5% to $200 compared to $191; and
•Robinhood Gold Subscribers increased 34% to 5.18 million compared to 3.88 million.
Adjusted EBITDA is a non-GAAP financial measure. For more information about Adjusted EBITDA, including the definition and limitations of such measure, and a reconciliation of net income to Adjusted EBITDA, please see “—Non-GAAP Financial Measures” below.
Recent Developments

Crypto.com Agreement
In September 2026, we entered into agreements with Crypto.com and its affiliates under which we may receive over a three-year term up to a 10% equity interest in Crypto.com and certain of its affiliates as consideration for routing a selection of event contracts to its CFTC-regulated exchange and clearinghouse doing business in the Crypto.com App under the brand Crypto.com | Derivatives North America (CDNA) and also a separate trader-focused App under the brand OG.com.

Key Performance Metrics
Key performance metrics for the relevant periods were as follows:

	Three Months Ended September 30,
	2025	2026	% Change
Funded Customers(1) (in millions)	26.8	28.7	7%
Total Platform Assets(2) (in billions)	$332.7	$395.9	19%
Net Deposits (in billions)	$20.4	$15.7	NM
Annualized Growth Rate with respect to Net Deposits	29%	17%	NM
ARPU (in dollars)	$191	$200	5%
Robinhood Gold Subscribers (in millions)	3.88	5.18	34%
________________
(1)The following table describes the annual changes within Funded Customers:

	Three Months Ended September 30,
(in millions)	2025	2026	% Change
Beginning Funded Customers	26.5	28.4	7%
New Funded Customers	0.7	0.6	(14)%
Resurrected Customers	0.1	0.1	—%
Churned Customers	(0.5)	(0.4)	(20)%
Ending Funded Customers	26.8	28.7	7%
(2)The following table sets out the components of Total Platform Assets by type of asset:

	Three Months Ended September 30,
(in billions)	2025	2026	% Change
Equities	$203.0	$277.5	37%
Cryptocurrencies	51.1	37.9	(26)%
Options and futures	3.9	2.4	(38)%
RIA assets	42.2	51.1	21%
Cash held by Customers	46.3	49.1	6%
Receivables from Customers (primarily margin balances)	(13.8)	(22.1)	60%
Total Platform Assets	$332.7	$395.9	19%
The following table describes the changes within Total Platform Assets:

	Three Months Ended September 30,
(in billions)	2025	2026	% Change
Beginning Total Platform Assets	$278.6	$368.7	32%
Net Deposits	20.4	15.7	NM
Net market gains	33.7	11.5	(66)%
Ending Total Platform Assets	$332.7	$395.9	19%

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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Net income attributable to Robinhood	$556	$468	$1,278	$1,379
Net income attributable to non-controlling interests	—	8	—	16
Net income	556	476	1,278	1,395
Interest expenses related to debt obligations	8	10	22	28
Provision for income taxes	78	149	169	350
Depreciation and amortization	22	26	63	72
EBITDA (non-GAAP)	664	661	1,532	1,845
SBC	78	80	229	277
Restructuring charges	—	—	—	23
Unrealized and realized losses (gains)(1)	—	67	—	(62)
Adjusted EBITDA (non-GAAP)	$742	$808	$1,761	$2,083
_______________
(1) For the three and nine months ended September 30, 2026, primarily related to investments in the Funds.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenues:
Transaction-based revenues	$730	$867	$1,852	$2,266
Net interest revenues	456	415	1,103	1,163
Other revenues	88	142	235	370
Total net revenues	1,274	1,424	3,190	3,799

Operating expenses(1):
Brokerage and transaction	56	68	154	190
Technology and development	237	254	665	751
Operations	33	79	93	174
Provision for credit losses	26	71	78	163
Marketing	102	104	306	315
General and administrative	185	163	450	536
Total operating expenses	639	739	1,746	2,129

Other income (expense), net	(1)	(60)	3	75
Income before income taxes	634	625	1,447	1,745
Provision for income taxes	78	149	169	350
Net income	$556	$476	$1,278	$1,395
Less: Net income (loss) attributable to non-controlling interests	—	8	—	16
Net income attributable to Robinhood	$556	$468	$1,278	$1,379
_______________
(1)Includes SBC expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Brokerage and transaction	$2	$3	$7	$8
Technology and development	40	40	123	128
Operations	1	1	4	3
Marketing	2	1	6	6
General and administrative	33	35	89	132
Total SBC expense	$78	$80	$229	$277

Comparison of the Three and Nine Months Ended September 30, 2025 and 2026
Revenues
Transaction-Based Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Transaction-based revenues:
Options	$304	$399	31%	$809	$1,001	24%
Event contracts	27	173	541%	40	433	983%
Cryptocurrencies	268	120	(55)%	680	354	(48)%
Equities	86	121	41%	208	332	60%
Other	45	54	20%	115	146	27%
Total transaction-based revenues	$730	$867	19%	$1,852	$2,266	22%
Transaction-based revenues as a % of total net revenues:
Options	23%	28%		25%	26%
Event contracts	2%	12%		1%	12%
Cryptocurrencies	21%	8%		21%	9%
Equities	7%	9%		7%	9%
Other	4%	4%		4%	4%
Total transaction-based revenues	57%	61%		58%	60%
Transaction-based revenues increased by $137 million and $414 million, for the three and nine months ended September 30, 2026, primarily driven by increases of $146 million and $393 million in event contracts, $95 million and $192 million in options, and $35 million and $124 million in equities, partially offset by decreases of $148 million and $326 million in cryptocurrencies.
Options revenues increased, for the three and nine months ended September 30, 2026, primarily due to a 66% and 44% increase in Options Contracts Traded per trader. The increase was partially offset by lower option rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates and an 11% and 6% decrease in the number of users placing option trades.
Event contracts revenues increased, for the three and nine months ended September 30, 2026, primarily due to overall growth in the market related to prediction markets resulting in an acceleration in our prediction markets business, reflecting higher trading activity, predominantly in sports-related event contracts, compared to the same period in 2025 when the offering was still in its early stage.
Cryptocurrencies revenues decreased, for the three and nine months ended September 30, 2026, primarily due to a 37% and 25% decrease in the number of users placing cryptocurrency trades, a 13% and 18% decrease in the average Notional Trading Volume traded per trader, and lower cryptocurrency rebate rates from crypto market makers, partially offset by revenues earned from Robinhood Chain.
Equities revenues increased, for the three and nine months ended September 30, 2026, primarily due to a 48% and 50% increase in the average Notional Trading Volume traded per trader. The increase was partially offset by lower equity rebate rates due to the mix of ticker symbols traded as different ticker symbols pay different rebate rates.

Net Interest Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Net interest revenues:
Margin interest	$153	$244	59%	$377	$652	73%
Interest on segregated cash, cash equivalents, securities, and deposits, net	103	55	(47)%	236	173	(27)%
Cash Sweep	64	45	(30)%	172	131	(24)%
Credit card, net	17	50	194%	40	122	205%
Interest on corporate cash and investments	39	47	21%	134	112	(16)%
Interest expenses related to credit facilities	(8)	(8)	—%	(22)	(26)	18%
Securities lending, net	87	(19)	NM	164	(5)	NM
Other	1	1	—%	2	4	100%
Total net interest revenues	$456	$415	(9)%	$1,103	$1,163	5%
Net interest revenues as a % of total net revenues:
Margin interest	12%	17%		12%	17%
Interest on segregated cash, cash equivalents, securities, and deposits, net	9%	4%		8%	5%
Cash Sweep	5%	3%		6%	4%
Credit card, net	1%	4%		1%	3%
Interest on corporate cash and investments	3%	3%		4%	3%
Interest expenses related to credit facilities	(1)%	(1)%		(1)%	(1)%
Securities lending, net	7%	(1)%		5%	—%
Other	—%	—%		—%	—%
Total net interest revenues	36%	29%		35%	31%
Net interest revenues decreased by $41 million and increased by $60 million for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2026, interest revenue from securities lending, net decreased primarily driven by a lower average rate on higher stock loan balances as the hard-to-borrow market weakened. Interest on segregated cash, cash equivalents, securities and deposits, net decreased primarily driven by higher interest expense on customer free credit balances due to our updated High-Yield Cash program, partially offset by higher income on investments. Cash Sweep decreased primarily driven by a lower short-term interest rate environment. Margin interest and credit card interest, net increased due to increased margin borrowers and the growth in our credit card business. Although the Federal Reserve increased the Federal Funds Rate in September 2026, we anticipate any potential future rate cuts by the Federal Reserve will negatively impact our net interest revenues and adversely affect our customers’ returns on cash deposits.

The following table summarizes interest-earning assets, the revenue generated by these assets, and their respective annualized yields:

(in millions, except for annualized yield)	Margin Book	Cash and deposits(1)	Cash Sweep (off-balance sheet)	Credit card, net(2)	Total interest-earning assets	Securities lending, net	Interest expenses related to credit facilities(5)	Other	Total net interest revenues
Three Months Ended September 30, 2026
September 30, 2026	$22,145	$20,439	$32,296	$1,841	$76,721
June 30, 2026	21,641	18,687	29,707	1,457	71,492
Average(3)	21,483	19,547	30,603	1,692	73,325
Revenue (expense)	$244	$102	$45	$50	$441	$(19)	$(8)	$1	$415
Annualized yield(4)	4.54%	2.09%	0.59%	11.82%	2.41%				2.26%
Three Months Ended June 30, 2026
June 30, 2026	$21,641	$18,687	$29,707	$1,457	$71,492
March 31, 2026	16,953	16,669	26,023	1,132	60,777
Average(3)	19,015	18,001	28,020	1,347	66,383
Revenue (expense)	$215	$91	$41	$40	$387	$10	$(10)	$2	$389
Annualized yield(4)	4.52%	2.02%	0.59%	11.88%	2.33%				2.34%
Three Months Ended September 30, 2025
September 30, 2025	$13,938	$14,352	$35,370	$742	$64,402
June 30, 2025	9,457	14,045	32,719	562	56,783
Average(3)	11,812	14,340	33,947	667	60,766
Revenue (expense)	$153	$142	$64	$17	$376	$87	$(8)	$1	$456
Annualized yield(4)	5.18%	3.96%	0.75%	10.19%	2.48%				3.00%
Nine Months Ended September 30, 2026
September 30, 2026	$22,145	$20,439	$32,296	$1,841	$76,721
December 31, 2025	16,823	10,995	32,786	1,040	61,644
Average(3)	19,277	17,073	29,484	1,391	67,225
Revenue (expense)	$652	$285	$131	$122	$1,190	$(5)	$(26)	$4	$1,163
Annual yield(4)	4.51%	2.23%	0.59%	11.69%	2.36%				2.31%
Nine Months Ended September 30, 2025
September 30, 2025	$13,938	$14,352	$35,370	$742	$64,402
December 31, 2024	7,909	9,943	26,064	391	44,307
Average(3)	9,843	12,109	30,234	534	52,720
Revenue (expense)	$377	$370	$172	$40	$959	$164	$(22)	$2	$1,103
Annualized yield(4)	5.11%	4.07%	0.76%	9.99%	2.42%				2.78%
__________
(1) Includes cash and cash equivalents, restricted cash, segregated cash, cash equivalents, and securities under federal and other regulations, deposits with clearing organizations, and investments.
(2) Credit card, net consists of i) an off-balance sheet amount representing customer principal amounts funded by Coastal Bank under the Program Agreement. Under the Program Agreement, Robinhood Credit collects interest from customers that carry a balance and pays interest on the amount funded by Coastal Bank, with the difference between those amounts resulting in net interest revenue and ii) an on-balance sheet amount representing purchased credit card receivables by the Trust. Robinhood Credit collects interest from customers that carry balances and pays interest on the amount funded through the Trust, with the difference in those amounts resulting in net interest revenues. As of September 30, 2026, the off-balance sheet amount funded under the Program agreement was $196 million and the on-balance sheet amount was $1,645 million. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
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

Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Other revenues:
Gold subscription revenues	$47	$62	32%	$129	$166	29%
Proxy revenues	7	7	—%	52	57	10%
Other	34	73	115%	54	147	172%
Total other revenues	$88	$142	61%	$235	$370	57%
Other revenues as a % of total net revenues:
Gold subscription revenues	4%	4%		4%	4%
Proxy revenues	1%	—%		2%	2%
Other	2%	6%		1%	4%
Other revenues as a % of total net revenues	7%	10%		7%	10%
Total Other revenues increased $54 million and $135 million for the three and nine months ended September 30, 2026, primarily driven by increases in service revenues earned from Trump Accounts and Robinhood Gold subscription revenues due to growth in Robinhood Gold Subscribers.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except for percentages)	2025	2026	% Change	2025	2026	% Change
Operating expenses:
Brokerage and transaction	$56	$68	21%	$154	$190	23%
Technology and development	237	254	7%	665	751	13%
Operations	33	79	139%	93	174	87%
Provision for credit losses	26	71	173%	78	163	109%
Marketing	102	104	2%	306	315	3%
General and administrative	185	163	(12)%	450	536	19%
Total operating expenses	$639	$739	16%	$1,746	$2,129	22%

Brokerage and Transaction

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$16	15	(6)%	$43	48	12%
Market data expenses	9	13	44%	25	36	44%
Instant withdrawals	9	10	11%	25	29	16%
Other	22	30	36%	61	77	26%
Total	$56	$68	21%	$154	$190	23%
Percent of total net revenues:	4%	5%		5%	5%
Brokerage and transaction costs increased by $12 million and $36 million for the three and nine months ended September 30, 2026, primarily due to an $8 million and $16 million increase in other brokerage and transactions costs, respectively, primarily related to increases in credit card processing fees and network fees. In addition, market data expenses increased by $4 million and $11 million driven by an increase in customer volume.
Technology and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$130	$118	(9)%	$364	$389	7%
Cloud infrastructure services	54	60	11%	156	167	7%
Software and tools	40	62	55%	113	160	42%
Other	13	14	8%	32	35	9%
Total	$237	$254	7%	$665	$751	13%
Percent of total net revenues:	19%	18%		21%	20%
Technology and development costs increased by $17 million and $86 million for the three and nine months ended September 30, 2026, primarily due to increases in software expenses of $22 million and $47 million driven by expanded use of AI technologies across the business. Cloud infrastructure services increased $6 million and $11 million primarily driven by financial system integration in connection with acquired businesses. For the three months ended September 30, 2026, these increases were partially offset by a $12 million decrease in employee compensation, benefits, and allocated overhead expenses driven by lower average headcount. For the nine months ended September 30, 2026, employee compensation, benefits, and allocated overhead expenses increased by $25 million, driven by acquisitions and the launch of new products.

Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$22	$29	32%	$61	$83	36%
Customer experience	5	26	420%	16	51	219%
Other	6	24	300%	16	40	150%
Total	$33	$79	139%	$93	$174	87%
Percent of total net revenues:	3%	6%		3%	5%
Operations costs increased by $46 million and $81 million for the three and nine months ended September 30, 2026, primarily due to increases in customer experience costs of $21 million and $35 million to support Trump Accounts. Employee compensation, benefits, and allocated overhead increased by $7 million and $22 million driven by the increased growth and expansion of our business. Additionally, other operations expense increased by $18 million and $24 million driven by growth in our credit card business.
Provision for credit losses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Provision for credit losses - credit card related	$23	$61	165%	$55	$143	160%
Provision for credit losses - brokerage related	3	10	233%	23	20	(13)%
Total	$26	$71	173%	$78	$163	109%
Percent of total net revenues:	2%	5%		2%	4%
Provision for credit losses increased by $45 million and $85 million for the three and nine months ended September 30, 2026, primarily due to a $38 million and $88 million increase in credit card-related provision for credit losses driven by higher balances across the credit card portfolio consistent with the growth of our credit card business. For the nine months ended September 30, 2026, the increase was partially offset by a decrease in reserve rates, benefiting from recovery rates and a decrease in brokerage related provision for credit losses due to decreased fraud activity.

Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Digital marketing	$42	$48	14%	$136	$151	11%
Brand marketing	19	14	(26)%	64	40	(38)%
Employee compensation, benefits, and overhead	13	11	(15)%	37	38	3%
Other	28	31	11%	69	86	25%
Total	$102	$104	2%	$306	$315	3%
Percent of total net revenues:	8%	7%		10%	8%
Marketing costs increased by $2 million and $9 million for the three and nine months ended September 30, 2026 primarily due to an increase in marketing expenses to promote new products and service offerings, partially offset by a decrease in brand marketing expenses due to lower campaign spend compared to the same periods in 2025.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Employee compensation, benefits, and overhead	$116	$91	(22)%	$298	$331	11%
Legal expenses	25	23	(8)%	53	67	26%
Other professional fees	16	17	6%	48	58	21%
Other	28	32	14%	51	80	57%
Total	$185	$163	(12)%	$450	$536	19%
Percent of total net revenues:	14%	11%		14%	14%
General and administrative costs decreased by $22 million for the three months ended September 30, 2026, primarily due to a $25 million decrease in employee compensation, benefits, and allocated overhead expenses driven by lower average headcount. For the nine months ended September 30, 2026, general and administrative costs increased by $86 million mainly driven by a $33 million increase in employee compensation, benefits, and allocated overhead expenses due to increased SBC related to the modification of executive awards related to senior leadership transitions and the growth and expansion of our business. Additionally, other general and administrative expenses increased $4 million and $29 million for the three and nine months ended September 30, 2026 primarily related to reserves for legal matters and expenses related to business growth.
Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Other income (expense), net	$(1)	$(60)	NM	$3	$75	NM
Other income (expense), net decreased by $59 million for the three months ended September 30, 2026 primarily due to mark-to-market loss from equity securities related to investments in RVI and RVII.

Other income (expense), net increased $72 million for the nine months ended September 30, 2026 primarily driven by a $106 million gain recognized as a result of the deconsolidation of RVI and a $23 million gain from equity securities primarily related to investments held by RVI during the three months ended June 30, 2026. The gain was partially offset by the loss incurred during the current period due to market fluctuations. Following RVI's March 2026 IPO, we sold shares of RVI through open market and privately negotiated block sales, consistent with our original intention to reduce our ownership interest in RVI over time. In June 2026, sales effected as part of this ongoing program reduced our ownership from approximately 52% to approximately 49%, resulting in the loss of our controlling financial interest and the deconsolidation of RVI. Refer to Note 4 - Deconsolidation of our unaudited condensed consolidated financial statements in this Quarterly Report for more information.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Provision for income taxes	$78	$149	91%	$169	$350	107%
Provision for income taxes increased by $71 million and $181 million for the three and nine months ended September 30, 2026 primarily due to the growth of the business along with a decrease in excess tax benefits from SBC.

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
Liquid Assets
As of September 30, 2026, we had cash and cash equivalents of $5.83 billion and stablecoin of $164 million. Refer to Note 8 - Investments and Fair Value Measurement, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Revolving Credit Facilities and Credit Card Funding Trust
As of September 30, 2026, we had revolving credit facilities with total commitments of $4.450 billion and a borrowing capacity for the Trust of up to $1.55 billion. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
Series 2026-1 Asset-backed Notes
On July 23, 2026, the Trust completed an issuance of $500 million aggregate principal amount of Series 2026-1 asset-backed notes, generating net cash proceeds of $497 million, which were used primarily to repay outstanding borrowings under the Trust’s existing revolving warehouse facilities. Refer to Note 11 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.
RVI Deconsolidation
On June 25, 2026, we sold a portion of our ownership interest in RVI, generating cash proceeds of $22 million. The Company has continued to sell down its position in RVI through September 30, 2026 for total proceeds of $40 million. Refer to Note 4 - Deconsolidation, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information.

Commitments
The following table summarizes our short- and long-term material cash requirements for contractual obligations as of September 30, 2026:

	Payments Due by Period
(in millions)	Total	Remainder of 2026	2027-2028	2029-2030	Thereafter
Long-term borrowings	$2,700	$—	$—	$2,200	$500
Purchase commitments(1)	1,237	88	594	496	59
Credit Card Funding Trust borrowing principal and interest	839	839	—	—	—
Operating lease commitments(2)	329	10	95	88	136
Robinhood match incentives commitments(3)	2	2	—	—	—
Total	$5,107	$939	$689	$2,784	$695
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

The table below summarizes the net capital, capital requirements, and excess net capital of RHS, RHF, RHD, and TradePMR as of periods presented:

	September 30, 2026
(in millions)	Net Capital	Required Net Capital	Net Capital in Excess of Required Net Capital
RHS	$4,212	$491	$3,721
RHF	329	0.25	329
RHD	585	11	574
TradePMR	18	0.25	18
As of September 30, 2026, these subsidiaries were in compliance with their respective regulatory capital requirements.

Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2025	2026
Cash provided by (used in):
Operating activities	$2,575	$3,983
Investing activities	699	(1,533)
Financing activities	(708)	2,439
Operating activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) operating activities were primarily due to:
Increase in payable to users primarily driven by higher customer free credit balance	$2,693
Decrease in securities borrowed due to market conditions	998
Decrease in receivables from users primarily driven by lower growth in customer margin receivables, partially offset by a higher provision for credit losses	875
Increase in net income after adjusting for non-cash items	274
Increase in working capital primarily driven by decrease in deposits with clearing organizations	84
Decrease in securities loaned due to market conditions, variable lending and funding activities	(349)
Increase in securities segregated under federal and other regulations	(3,167)
$1,408
Investing activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) investing activities were primarily due to:
Increase due to lower cash paid associated with business and asset acquisitions	$150
Increase in proceeds from sales of investment	40
Cash derecognized upon deconsolidations	(225)
Increase in purchases of non-marketable securities	(222)
Decrease in proceeds received from maturities of held-to-maturity investments	(347)
Increase in purchases of credit card receivables offset by collections during the year	(482)
Decrease in cash, cash equivalents, and segregated cash acquired in business acquisitions	(1,098)
Other	(48)
$(2,232)

Financing activities

(in millions)	2025 to 2026 Change
Changes to net cash provided by (used in) financing activities were primarily due to:
Proceeds from issuance of long-term borrowings	$2,700
Increase in borrowings by the Credit Card Funding Trust to purchase credit card receivables	512
Decrease in cash paid for taxes related to net share settlement of equity awards	379
Proceeds received from issuance of RVI common stock in connection with initial public offering, net of offering costs	312
Increase in contributions from noncontrolling interests	49
Purchase of Capped Calls	(123)
Increase in cash paid for repurchases of common stock of RHM	(136)
Increase in repayments on borrowings by the Credit Card Funding Trust	(523)
Other	(23)
$3,147

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
There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2025 Form 10-K.
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

Our exposure to changes in interest rates also relates to our fixed rate to floating rate swap agreements, which are used to effectively convert fixed-rate borrowings to variable rate borrowings and are designated as fair value hedges on certain debt. See Note 12 - Derivatives and Hedging Activities, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. The notional amount of the interest rate swap is included in our interest rate sensitivity analysis below.

The impact to total net revenues, net income, and cash flows, prior to any income tax effects, as a result of a hypothetical interest rate change at the end of each reporting period would be:

	September 30,
(in millions)	2025	2026
50 basis point	$149	$183
100 basis point	298	366
150 basis point	447	548

The change to total net revenues, net income, and cash flows, prior to any income tax effects, would be the same as total net revenues includes net interest revenue, which captures both the impact of any incremental interest revenue and interest expense, and changes in interest rates do not have a direct impact on operating expenses. Changes in the fair value of our interest rate swap and the offsetting change in the fair value of the hedged debt are non-cash and offset within Net interest revenues; only the net periodic swap settlements, which are recorded in Net interest revenues and operating cash flows, affect the sensitivity. The impact related to the change in interest rates is positively correlated, linear, and proportional. The change in the sensitivity analysis from prior year is in line with the change in interest-earning asset balances.

We also have exposure to changes in interest rates related to our variable-rate credit facilities. See Note 11 - Financing Activities and Off-Balance Sheet Risk, to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. However, as there were no outstanding borrowings under our uncommitted revolving credit facilities as of September 30, 2026, we had limited financial exposure associated with changes in interest rates as of such date.
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

Changes in Internal Control Over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On June 1, 2026, we acquired WonderFi as discussed in Note 3 – Business Combinations to our unaudited condensed consolidated financial statements in this Quarterly Report for further information. We are in the process of evaluating and integrating WonderFi into our system of internal control over financial reporting. In accordance with guidance issued by the staffs of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred and management currently expects to exclude WonderFi from such assessment for 2026.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those described at length in the Risk Factors section below. We consider the following to be our most material risks:

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

•Our ability to offer event contracts is subject to the outcome of currently ongoing and potential future regulatory enforcement actions and litigation, as well as potential changes in federal or state law, that could immediately or subsequently prevent us from offering, or continuing to offer, event contracts and we have in the past decided, and may in the future decide, to stop offering certain new event contracts as a result of actual or threatened state enforcement actions.

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

•Our launch of Stock Tokens globally, continued offering of Classic Stock Tokens and perpetual futures trading in the EEA, our planned offering of perpetual futures in the U.S., and updates to Robinhood Wallet to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third-party decentralized exchange through the Robinhood Wallet, may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

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

We might experience declines in the growth of our business (or negative growth) as a result of a number of factors, including slowing demand for our platforms, insufficient growth in the number of customers that utilize our platforms, declines in the level of usage of our platforms by existing customers, macroeconomic factors, increasing competition, a decrease in the growth of our overall market, or our failure to continue to capitalize on growth opportunities, including as a result of our inability to scale to meet such growth and economic conditions that have in some instances reduced, and could continue to reduce, financial activity and the maturation of our business, among others. We also may not realize the intended benefits of acquisitions of, or investments in, other companies, products, or technologies intended to grow our business. Any failure to successfully address these risks and challenges as we encounter them will negatively affect our growth. Our revenue growth rate has declined in the past and if our revenue growth rate were to decline in the future, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which subjects us to a number of uncertainties, risks, and difficulties that could adversely affect our business.

We have expanded and continue to expand our operations rapidly, including continuing to introduce new products and services on our platforms as well as geographic expansion, which makes it difficult to evaluate our current business and future prospects, and subjects us to a number of uncertainties, including our ability to plan for, model, and manage potential future growth and risks. For example, we have undertaken multiple restructurings, and in the past have implemented significant workforce reductions and have scaled back hiring plans. These actions were driven by a general downturn in economic and market conditions. While these steps were taken to improve operational efficiency, there can be no assurance that further restructuring or workforce reductions will not be necessary in the future. As part of our ongoing efforts in the normal course of business, we also continuously evaluate whether we are appropriately staffed to be cost efficient. From time to time, we have reduced our staff in certain departments as we saw increased productivity and opportunities for greater efficiency under a leaner operating model while continuing to deliver great service and innovation for our customers. For example, in September 2026, we completed a previously announced reduction in force as part of our efforts to maintain a high-performance culture, further accelerate product velocity, and remain lean and disciplined.

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

We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application, or the novel or inadequate application of existing laws to nascent technology such as agentic AI), as well as increased competition and the complexities of managing expenses as we expand our business. Additionally, as our business operations continue to expand, we have had and may continue to have difficulties meeting customer demand and expectations or face challenges with respect to new offerings or services we have not previously provided or have previously provided in a different capacity or smaller scale. For instance, through our engagement as brokerage and initial trustee in connection with the Trump Accounts initiative, we have entered into a new business line, which introduces new and heightened risks, including potential increased public or political scrutiny, the need to comply with certain federal contracting policies and requirements, including with respect to reimbursement and invoicing, and operational challenges associated with building and managing a platform to government specifications. Likewise, in June 2026, RHS received approval from FINRA to engage in underwriting activities in connection with public securities offerings and in September 2026 participated in its first offering as an underwriter. This new business line exposes us to risks we have not previously faced, including that we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we are also subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings that we underwrite, as well as potential conflicts of interest, real or perceived, with our retail brokerage business. Similarly, in September 2026, we introduced Robinhood Agents for eligible U.S. customers, a first-party agentic trading product, and introduced leveraged perpetual futures on certain cryptocurrency contracts offered through RHD. These, and other new products, remain subject to regulatory review or involve technologies or asset classes we have not previously offered in the U.S. and may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. We might fail to adequately address these and other challenges we may face, and our business might be adversely affected if we do not manage these risks successfully.

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

•fluctuations in transaction-based revenues, which include options, cryptocurrencies, equities, and event contracts, are driven by different factors across asset classes, with equities and options revenues mainly impacted by market volatility and changes in asset mix, cryptocurrency revenues mainly impacted by changes in the mix of customers and applicable pricing tiers, and event contracts revenues mainly impacted by customer demand;

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

A large portion of our revenue is transaction-based, in that we receive consideration in exchange for routing our users’ equity, option, and cryptocurrency trade orders to market makers, wholesalers and other liquidity providers (together, “Liquidity Providers”) for execution. With respect to equities and options trading, such fees are known as payment for order flow, or “PFOF.” With respect to cryptocurrency trading, currently we receive “Transaction Rebates.” Our transaction-based revenue is sensitive to and dependent on trading volumes and therefore tends to decline during periods in which we experience decreased levels of trading generally. Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace might continue to tighten spreads on transactions, which could also lead to a decrease in our PFOF earned from Liquidity Providers. For example, the SEC adopted final rules in 2024 (the “September 2024 Final Rules”) to, among other things, adopt an additional minimum pricing increment, or “tick size,” for the quoting of certain NMS stocks under Rule 612 of Regulation NMS, reduce the access fee caps for protected quotations under Rule 610 of Regulation NMS and enhance the transparency of better priced orders. On September 30, 2025, and October 31, 2025, the SEC granted temporary exemptive relief from certain compliance dates adopted under the September 2024 Final Rules, including those relating to amended Rule 605 reporting, rules related to the requirement that exchange fees be determinable at the time of execution, and the rules related to minimum pricing increments and access fee caps, which extended the effective dates to August, February, and November of 2026, respectively. On June 11, 2026, the SEC further extended the compliance dates for the minimum pricing increment and access fee cap rules to November 2027. The quote transparency rules have made information about smaller-sized orders publicly available and may result in the contraction of spreads across several securities, which we expect could lead to a decrease in the PFOF earned from such orders given that, as a result of the amended round lot (implemented in November 2025) and odd-lot definitions (became operative on April 27, 2026), the SIPs have begun making information about smaller-sized orders publicly available. Starting on August 1, 2026, we are now also required to comply with the Rule 605 execution quality report amendments, which have added to this transparency requirement. In addition, the legislative and regulatory landscape governing cryptocurrencies and related activities is subject to change and is experiencing rapid evolution, and changes in the legislative or regulatory landscape, including, for instance, the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

Risks Related to Our Business Relationships with Liquidity Providers

Our PFOF and Transaction Rebate arrangements with Liquidity Providers are a matter of practice and business understanding and are often not documented under binding contracts (as is generally the case with Liquidity Providers in equities and options). If any Liquidity Providers were unwilling or unable to continue to receive orders from us or to pay us for those orders (including, for example, as a result of unusually high volatility or regulatory scrutiny), we might have little to no recourse and, if there are no other Liquidity Providers that are willing or able to receive such orders from us or to pay us for such orders, or if we are unable to find replacement Liquidity Providers in a timely manner, our transaction-based revenue would be negatively impacted. Although we have established relationships with third-party cryptocurrency exchanges that may provide additional access to Liquidity Providers that are able to execute cryptocurrency trades, any shortages in Liquidity Providers willing and able to support cryptocurrencies in the U.S. could pose a risk that we may be unable to find suitable Liquidity Providers to support cryptocurrencies. Additionally, this risk is heightened for brokerage orders executed outside of regular market hours, through Robinhood 24 Hour Market or during weekend trading sessions for select

U.S. equities that we plan to introduce (subject to regulatory review), as currently brokerage trades executed outside of regular market hours are primarily routed through two Liquidity Providers. If one or more of those Liquidity Providers become unwilling or unable to do business with us in the future, we may be unable to find additional Liquidity Providers to support Robinhood 24 Hour Market or weekend trading sessions for select U.S. equities that we plan to introduce (subject to regulatory review), which could negatively impact our transaction-based revenue. Furthermore, if any of our Liquidity Providers decide to alter our given fee arrangement, our transaction-based revenue could be negatively impacted.

Additionally, disruptions in the services provided by Liquidity Providers, whether, for example, due to technical or operational issues on their part, or external factors such as legal or regulatory changes or market volatility, have in the past, and may in the future, impair our ability to execute our clients’ orders. Should a Liquidity Provider experience a disruption of service or reduced capacity or performance, particularly during peak trading hours, our ability to execute customer orders could be compromised and could have an adverse impact on our business, financial condition, and results of operations.

Risks Related to Regulation of PFOF

In recent years, PFOF practices have drawn heightened scrutiny from the U.S. Congress, the SEC, state regulators, and other regulatory and legislative authorities. For example, in December 2020, we settled an SEC investigation into our best execution and PFOF practices, and a settlement of a consolidated putative class action in federal district court relating to the same factual allegations was approved by the court in June 2026. Additionally, since July 2023, we have been cooperating with an investigation being conducted by the New York Attorney General concerning brokerage execution quality. We also face the risk that the SEC, other regulatory authorities, or legislative bodies might adopt additional regulation or legislation relating to, or which may otherwise impact, PFOF practices as a result of such heightened scrutiny or otherwise. For instance, in March 2024, the SEC adopted amendments to enhance order execution disclosures under Rule 605 of Regulation NMS (the “Order Execution Disclosure Rules”), which applied for the first time to RHF and RHS beginning August 1, 2026.

Beginning August 1, 2026, the Order Execution Disclosure Rules require brokers, including RHF and RHS, to make new, publicly available execution quality disclosures that allow customers, regulators, academics, the press, and others to compare execution quality between brokers. Execution quality of brokers may vary based on the trading characteristics of the broker’s customers, including, but not limited to, the average number of shares traded, the types of securities (e.g., large cap, small cap, more liquid or less liquid, average spread size, etc.), what types of orders customers submit (e.g., market or limit) and when customers place their trades (e.g., market open, during the regular session or market close). Depending on how our order execution quality compares to other brokers, we could be subject to negative press or critical academic studies that could result in regulatory scrutiny or civil actions that may result in negative consequences for our business and profitability in both the near-term and long-term.

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

Risks Related to Negative Publicity Associated with PFOF, Transaction Rebates or Our Liquidity Providers

Additionally, any negative publicity surrounding PFOF or Transaction Rebate practices generally, or our implementation of these practices, could harm our brand and reputation. For example, as a result of the Early 2021 Trading Restrictions (as defined in Note 16 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report), we faced allegations that our decision to temporarily prevent our customers from purchasing specified securities was influenced by our relationship with certain market makers. Additionally, as registered broker-dealers, market makers must comply with rules and regulations that are generally intended to prohibit them from taking advantage of information they obtain while executing orders (e.g., through the prohibition on “front running”). Market makers also have a duty to seek “best execution” of customers’ equity and option orders we send to them. If the market makers we use to execute our customers’ equity and option trades were to violate such rules and regulations and use this data for their own benefit in violation of applicable rules and regulations, it could result in negative publicity for us by association. Developments in any proposals related to the regulation of PFOF or market structure design have generated and might continue to generate negative publicity associated with PFOF.

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

RHC allows customers to choose a fee-based model in lieu of a liquidity provider rebate-based model (under which RHC receives Transaction Rebates from Liquidity Providers) for cryptocurrency orders routed to cryptocurrency exchanges for execution. This optionality has in the past, and may in the future, lead to negative publicity due to potential differences in total costs for customers under the two models. Based on the nature of these cost differences, concerns have arisen about (i) the use of PFOF with respect to other asset classes like equities and options and/or (ii) the replacement of Transaction Rebates with customer fees for cryptocurrency orders routed to cryptocurrency exchanges for execution. Negative publicity associated with this optionality has in the past had, and may in the future have, an adverse impact on our business, financial condition, and results of operations.

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

As registered broker-dealers, we are subject to “best execution” requirements under common law agency principles, fiduciary obligations, and FINRA rules, which require us to seek to obtain the best execution of customer orders. We have in the past been, and continue to be, subject to investigations related to our best execution practices. We may face additional investigations and/or a risk of penalties in the future related to our best execution practices.

We also might be adversely affected in the future by legal or regulatory changes related to our obligations with regard to best execution. Receipt of PFOF and best execution requirements have drawn heightened attention and scrutiny from the U.S. Congress, the SEC, and other legislative and regulatory authorities, who have at times alleged that PFOF arrangements, like those we have with our Liquidity Providers, can result in harm to customer execution quality. There is a risk that these legislative and regulatory authorities might adopt new laws or regulations relating to PFOF practices and best execution requirements as a result of such heightened scrutiny or otherwise. For instance, the SEC previously proposed rules relating to best execution requirements in December 2022 but formally withdrew them in June 2025. In June 2026, the SEC proposed rescinding Rule 611 of Regulation NMS (the “Order Protection Rule”) and Rule 610(e) of Regulation NMS (which prohibits locked and crossed markets). If adopted as proposed, the rules would have a variety of effects, including shifting regulatory scrutiny away from compliance with Rule 611’s intermarket price protections toward FINRA’s best execution rule, thus potentially resulting in increased regulatory focus on order routing practices and execution quality under best execution obligations and could require us to enhance related policies, procedures, and documentation and increase compliance costs. For example, FINRA issued a notice on July 24, 2026, soliciting comments on modernizing its best execution guidance, which comment period expired on September 25, 2026. Any such new laws, regulations, or regulatory expectations could have a material adverse impact on our business and one of our primary sources of revenue.

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

In addition, our clearing and carrying broker-dealer is subject to cash deposit and collateral requirements under the rules of the clearinghouses in which it participates (including DTC, NSCC, and OCC), and such requirements fluctuate significantly from time to time based upon the nature and volume of customers’ trading activity and volatility in the market or individual securities. If we fail to meet any such deposit requirements, our ability to settle trades through the clearinghouse may be suspended or we might be forced to restrict trading in certain stocks in order to limit clearinghouse deposit requirements. For example, from January 28 to February 5, 2021, due to increased deposit requirements imposed on our clearing and carrying broker-dealer by NSCC in response to unprecedented market volatility, particularly in certain securities, we implemented the Early 2021 Trading Restrictions. This resulted in negative media attention, customer dissatisfaction, reputational harm, litigation, and regulatory and U.S. Congressional inquiries and investigations, and necessitated additional capital raising on our part. We face a risk that similar events could occur in the future and, if we are unable to satisfy our deposit requirements, the clearinghouse may cease to act for us and may liquidate our unsettled clearing portfolio. RHD also needs to hold capital and make deposits with respect to certain event contracts in accordance with applicable CFTC regulations and the rules of Rothera E&C, ForecastEx, LLC, Kalshi Klear LLC, KalshiEx, Crypto.com, and OG.com.

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

When available cash is not sufficient, we might seek to engage in equity or debt financing to secure additional funds. Additionally, we have sought in the past and may in the future seek to fund our Robinhood Credit business through securitizations, including through warehouse facilities or the issuance of asset-backed securities. However, such additional funding might not be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and results of operations. If we issue equity or convertible debt securities, our stockholders could suffer significant dilution, and the new shares could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue future business opportunities.

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

We receive a high volume of media coverage, which has included, and might continue to include, negative coverage regarding our products and services and the risk of our customers’ misuse or misunderstanding of our products and services, inappropriate or otherwise unauthorized behavior by our customers and litigation or regulatory activity. In addition, given our public profile, any unanticipated system disruptions, outages, technical or security-related incidents, or other performance problems relating to our platforms have in the past and are likely in the future to receive extensive media attention. Furthermore, any negative experiences our customers have in connection with their use of our products and services, including as a result of any such performance problems, have in the past, and may in the future, diminish customer confidence in us and our products and services, which have in the past, and may in the future, result in unfavorable media coverage or publicity.

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

•any misinterpretation of instructions, unexpected behavior, or other unintended results in connection with our Agentic Trading feature, Robinhood Agents, or Agent Apps, or the tools and integrations that support them, including any unavailability or malfunction that prevents customers from executing transactions or produces unintended results that could negatively impact our customers;

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

As we are a financial services company, our business, results of operations, and reputation are directly and indirectly affected by elements beyond our control, such as financial market volatility (such as we previously experienced during the COVID-19 pandemic or have experienced and may experience in the future due to trade policy shifts and the imposition or escalation of tariffs implemented by the U.S. and other countries or blocs, including China, Canada, and the EU, and those countries’ or blocs’ responses to such shifts and tariffs), economic and political conditions including unemployment rates, inflation, tax and interest rates, geopolitical conflicts, such as the Russian invasion of Ukraine and ongoing events in the Middle East, significant increases in the volatility or trading volume of particular securities, cryptocurrencies, or Futures (such as we experienced during the meme stock events of early 2021 and the Dogecoin surge of mid-2021), broad trends in business and finance, actual events or concerns involving liquidity, defaults, or non-performance by third-party financial institutions or transactional counterparties (such as the 2023 Banking Events), changes in volume of securities, cryptocurrencies, or Futures trading generally and changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly, and the full impact of such conditions could have an adverse effect on our business results or remain uncertain indefinitely. Because a large percentage of our customers are first-time investors, we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions. A prolonged market weakness, such as a slowdown causing reduced trading volume in securities, derivatives, or cryptocurrency markets, has resulted, and could result in the future, in reduced revenues and adversely affect our business, financial condition, and results of operations. Conversely, significant upturns in such markets or conditions might cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel. In particular, our CEO, Vladimir Tenev, has been critical to the development and execution of our business, vision, and strategic direction. In addition, we have heavily relied, and expect we will continue to heavily rely, on the services and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Although we have entered into employment agreements with some of our key personnel, most of these agreements have no specific duration and are terminable by either party at will, and our senior management team has experienced recent changes. We do not maintain key person life insurance policies on any of our employees.

We also might not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. In particular, there continues to be particularly high competition for software engineers, computer scientists and other technical personnel. This competition has increased, and may in the future continue to increase, further due to ongoing changes in U.S. immigration policies and enforcement practices, particularly given the foreign national employee population from which we and other companies hire for these positions, and may present increased challenges to attracting, integrating or retaining qualified personnel. Given our heavy emphasis on SBC, the performance of our stock price has in the past had, and could continue to have, a significant impact on our ability to recruit, retain, and motivate highly skilled personnel. Additionally, our working model may negatively impact our ability to retain and recruit highly skilled personnel, especially to the extent other companies continue to allow more flexible remote working models. Attrition and workforce reorganizations and reductions have also and might continue to adversely affect our reputation among job seekers, demoralize our remaining employees, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. For example, in September 2026, we completed a previously announced reduction in force of approximately 10% of our full-time employees, and as in the periods immediately following our prior restructurings, we may experience higher rates of voluntary employee attrition and declines in reported employee job satisfaction. We might continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

As part of our business strategy, we have made and might continue to make acquisitions of, or investments in, other compatible companies, products, technologies, or specialized employees. We also have entered into and might continue to enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive. Our ability to close these transactions has been, and might in the future be, subject to third-party approvals and customary closing conditions, such as governmental and other regulatory approvals, some of which are beyond our control, and may take longer than expected to be obtained, if at all. If pending transactions are not completed, we have in the past and could in the future be subject to losses from legal fees and other expenses as well as impairment charges.

In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen risks, operating difficulties and expenditures prior to and following closing, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, compliance obligations and/or regulatory costs and penalties, exposing us to increased regulatory risk in connection with acquired companies, increasing our expenses, and adversely impacting our business, financial condition, and results of operations. In connection with such acquisitions, we have encountered and may encounter in the future challenges in successfully integrating the acquired personnel, operations, products, and technologies, including in connection with our recent acquisitions of TradePMR, Bitstamp, and WonderFi, and have and may have in the future difficulty effectively managing the combined business following such acquisitions. Moreover, the anticipated benefits of any acquisition or investment might not be realized, the acquisition or investment might not perform in accordance with expectations, and we might be exposed to unknown liabilities or risks.

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

Rothera is an independent entity with its own management team and employees responsible for the day-to-day operations of the joint venture. Robinhood is entitled to appoint Rothera’s CEO and designate a majority of the members of the board of directors of Rothera. All Rothera operating and business decisions are either made directly by Rothera’s CEO or approved by a simple majority of the Rothera board of directors. As a result, Robinhood controls these activities through its ability to appoint and remove the CEO and through its majority representation on the board of directors of Rothera. Although we do not have decision-making authority over all decisions made by Rothera or any of its subsidiaries, and certain decisions may be subject to applicable regulatory requirements or require the consent of SIG and other holders of the equity of Rothera and its subsidiaries, any of whom may have economic or other business interests that are inconsistent with ours, we believe these activities represent the significant decisions that are made in the ordinary course of business for Rothera. As a result, we concluded that Robinhood possessed a controlling financial interest in Rothera through (i) its unilateral ability to appoint and remove the CEO, who directs the day-to-day operations and most significant activities of Rothera, and (ii) its majority representation on the Rothera board of directors and that none of SIG’s consent rights, such as the approval of the annual operating budget, were substantive participating rights and therefore that consolidation of Rothera by Robinhood was appropriate. Since we consolidate the financial results of Rothera and its subsidiaries into our consolidated financial statements, any failure by Rothera or its subsidiaries to operate effectively, comply with applicable laws or regulations, maintain adequate internal controls, manage liquidity or capital requirements, or successfully execute their business strategy, could adversely affect our business, financial condition, results of operations, and reputation.

We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.

We currently offer select services to the public outside the U.S. in certain jurisdictions, including brokerage, crypto and futures services in the U.K. through RHUK, financial instruments, brokerage, and crypto services in the EU through RHEU, cryptocurrency trading services in Canada through CCML, a wholly owned subsidiary of WonderFi, which we acquired in June 2026, and our Robinhood Wallet, which is available in over 150 countries and offered through our Cayman Islands subsidiary, Robinhood Non-Custodial Ltd. In addition, Bitstamp, which we acquired in June 2025 and expect to help accelerate our international growth, currently has entities operating internationally in the U.K., EU, Singapore, and the British Virgin Islands, and also offers services in other countries globally. More recently, our Singapore subsidiary, Robinhood Singapore Pte. Ltd., was granted a capital markets service license in July 2026, and in July 2026, our United Arab Emirates (the “UAE”) subsidiary, Robinhood MENA Limited, which operates out of the Dubai International Financial Centre (the “DIFC”), received authorization from the Dubai Financial Services Authority (the “DFSA”) to offer its retail investing platform in the UAE, including equities, options and crypto trading.

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

•the need to understand, interpret and comply with local laws, regulations, and customs in multiple jurisdictions, including laws and regulations governing cryptocurrency-related, credit, payment services, derivatives (including crypto-asset perpetuals), tokenized securities, broker-dealer, money transmitter, or regulated entity practices, some of which do or might require permissions, registrations, authorizations, licenses or consents, or are or might be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy, or labor and employment laws;

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

•the need to recruit, retain, and manage staff in new countries and regions to support international operations, and comply with employment law, tax, payroll, and benefits requirements in multiple countries;

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

We currently have a segment of employees who work remotely and are not required to come into the office on a daily basis. Allowing employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. Additionally, the homes of certain of our employees who work remotely could be treated as “residential supervisory locations” subject to inspections on a regular periodic schedule pursuant to FINRA’s Residential Supervisory Location Designation Rule, which in turn has required certain operational changes and compliance adjustments. Non-compliance with the Residential Supervisory Location Designation Rule could subject us to fines, penalties or enforcement actions. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the U.S., the U.K., the EU, the UAE, Singapore, Canada, the British Virgin Islands, and in other countries and regions in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to all aspects of financial services, the securities and futures markets, investment advisory, investment companies, money transmission, the origination, marketing, servicing, and collection of consumer debt, foreign exchange, payment services and products (such as payment processing, settlement services, and credit cards), cryptocurrency (including crypto-asset perpetuals), derivatives, trading in shares and fractional shares, fraud detection, consumer protection, AML, escheatment, sanctions regimes and export controls, data privacy, data protection, custodial accounts, data security, as well as climate risk and environmental impact, including with respect to disclosure of GHG emissions and other metrics related to climate change.

The substantial costs and uncertainties related to complying with these laws and regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. For example, after announcing in March 2024 the launch of the Robinhood Gold Card, which is offered through Robinhood Credit exclusively to Robinhood Gold Subscribers and provides rewards via the Robinhood Gold Credit Card Rewards Program, we received requests for information from the MSD related to the Robinhood Gold subscription service and the Robinhood Gold Card. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect customers and their assets. These regulations could limit our business activities through capital, customer protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. We may also be subject to additional audits and investigations relating to government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results. For example, in connection with our role as initial trustee for Trump Accounts, we are required to comply with strict fiduciary standards, certain federal reporting rules, and operational requirements that subject us to heightened compliance risks. Separately, the expansion of our brokerage account offerings to support specialized account ownership structures, including Robinhood Custodial Accounts and standard revocable trust accounts, subjects us to an intricate state-by-state statutory and regulatory framework. This framework varies significantly across jurisdictions and governs matters such as the legal age of termination, a minor beneficiary’s rights at adulthood, the verification and scope of trustee authority, and specific restrictions on permitted investments and trading permissions. Operating within this intricate state-by-state framework presents ongoing operational and compliance challenges, and any failure of our systems or controls to accurately administer accounts with specialized ownership structures such as these, restrict ineligible products in applicable jurisdictions, or properly transition assets to a minor beneficiary upon their reaching the age of majority could expose us to regulatory scrutiny, investigations, fines, and other penalties, customer disputes, reputational harm, and may restrict our operations or require changes to our products and services.

We operate in highly regulated industries and, despite our efforts to comply with applicable legal requirements, like all companies in our industries, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal and regulatory requirements. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. Furthermore, the U.S. Congress continues to consider potential legislation relating to digital assets and cryptocurrencies. For example, on July 17, 2025, the House of Representatives passed the CLARITY Act, which seeks to provide for a system of regulation of the offer and sale of digital assets by the SEC and CFTC and establish a provisional registration regime. In the U.S. Senate, the Senate Committee on Banking, Housing, and Urban Affairs and the Senate Committee on Agriculture, Nutrition, and Forestry advanced several drafts of their proposed “Digital Asset Market Clarity Act,” which built upon the CLARITY Act. However, on September 15, 2026, the Senate failed to advance a draft of the Digital Asset Market Clarity Act in a procedural vote, and the timing and prospects for enactment of comprehensive federal digital asset market structure legislation remain uncertain. In the absence of federal legislation, particularly in light of the Senate’s recent failure to advance the CLARITY Act, federal regulators have continued to shape the regulatory framework for digital assets through exemptive relief, guidance, and rulemaking, which may be narrower, conditional, time-limited, and more readily modified or rescinded than statutory changes. For example, on September 17, 2026, the SEC issued a temporary, conditional innovation exemption that permits certain permissioned venues to facilitate onchain trading of tokenized NMS stocks without registering as an exchange, subject to a number of conditions and limitations. Stock Tokens and Classic Stock Tokens are not eligible under the exemption, and the SEC may modify or rescind it or adopt rules that differ from it. Developments of this kind could favor competitors whose products fall within the scope of such relief, increase regulatory or competitive pressure on our digital asset offerings, or require us to make operational changes or incur increased compliance costs. The SEC and CFTC have also announced a series of rulemaking proposals relating to digital assets, including the SEC’s August 18, 2026 proposed “Regulation Crypto Assets;” SEC’s September 1, 2026 proposed amendments to its transfer agent rules; SEC’s October 1, 2026 proposed new and amended investment adviser and regulated fund crypto custody rules; and the CFTC’s October 5, 2026 proposed “Regulation Crypto Asset Transactions” and “Regulated Crypto Asset Markets” rules.

Additionally, on July 18, 2025, the President signed into law the GENIUS Act, which establishes a federal regulatory framework for “payment stablecoins” and their issuers, as well as contemplates scope for state-only regulation. The GENIUS Act is currently scheduled to become effective on January 18, 2027. As the GENIUS Act is implemented, we could be required to make significant operational changes and incur increased compliance costs. For example, we support USDG in connection with Robinhood Earn, which allows eligible customers to engage in onchain lending of USDG through their self-custody wallet in the Robinhood app through integration services provided by Robinhood Non-Custodial Ltd., via an independent third-party protocol. Implementation of the GENIUS Act could significantly increase our compliance obligations with respect to USDG, and the compliance obligations of Paxos Digital Singapore Pte. Ltd. (“Paxos”), requiring us to incur increased compliance costs. Our ability to offer certain products may also be impacted by potential legislation or actions taken by government regulators. For example, on March 23, 2026, the Prediction Markets Are Gambling Act was introduced in the U.S. Senate to amend the CEA to prohibit certain event contracts. If this legislation, or other similar proposed legislation, is enacted, it could lead to the suspension or termination of certain product offerings, which could materially decrease revenue in our prediction markets business. Additionally, regulators have requested and, in the future, could request or require us to cease offering specific products or services. Such regulatory actions have led, and in the future could lead, to the suspension or termination of product offerings, which have resulted, and may in the future result, in increased compliance costs, financial losses and negative publicity. For example, after the U.S. District Court for the Western District of Michigan denied our motion for a preliminary injunction on June 17, 2026, we agreed to cease offering new sports-related event contracts in Michigan by September 9, 2026, and to close any open sports-related event contracts in Michigan by October 9, 2026. For additional information, refer to Note 16 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

Broker-Dealer, FCM, Investment Adviser, and Insurance Regulations

As broker-dealers, our U.S.-based subsidiaries RHF, RHS, and TradePMR are subject to extensive regulation by federal and state regulators and SROs and are subject to laws and regulations covering all aspects of the securities industry. Similarly, our Singapore subsidiary, Robinhood Singapore Pte. Ltd., was granted a capital markets service license on July 1, 2026, and is subject to regulation by the MAS. Our UAE subsidiary, Robinhood MENA Limited, which operates out of the DIFC, received authorization from the DFSA on July 20, 2026 to offer its retail investing platform in the UAE, including equities, options and crypto trading, and is subject to regulation by the DFSA. Likewise, our subsidiary in Canada, CCML, which we acquired as part of our acquisition of WonderFi, is registered as an investment dealer with, and subject to regulation by, the CIRO. Similarly, our broker-dealer subsidiary in the U.K., RHUK, is subject to comprehensive regulation by the FCA, including the Consumer Duty, which requires regulated firms to, among other things, deliver good outcomes for retail customers. This includes outcomes relating to products and services, price and value, consumer understanding, and consumer support. Our TradePMR insurance agency subsidiary is subject to regulation by state insurance regulators. Federal and state regulators (and, in the case of RHUK, the FCA) and SROs, including the SEC and FINRA, can, among other things, investigate, censure, or fine us, issue cease-and-desist orders or otherwise restrict our operations, require changes to our business practices, products, or services, limit our acquisition activities, or suspend or expel a broker-dealer or any of its officers or employees. We also might be adversely affected by other regulatory changes related to our obligations with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purposes of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs, and damage our reputation. Our subsidiary RHD, which is registered with the CFTC as an FCM, is also subject to extensive regulation by federal and state regulators and SROs related to offering our customers Futures products. Rothera E&C, a subsidiary of the Rothera joint venture, is also registered with the CFTC and operates as a regulated DCM, DCO, and SEF and is similarly subject to extensive regulation. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the DOJ may institute civil or criminal proceedings against us for violating applicable laws, rules, or regulations. Our subsidiaries, RAM and RHV, are registered as investment advisers with the SEC under the Advisers Act. The Advisers Act mandates a variety of requirements for RIAs, including fiduciary duties, record-keeping, operational protocols, and disclosure obligations. The Advisers Act grants regulatory bodies such as the SEC significant administrative authority to govern investment advisory firms. If the SEC or other government agencies determine that RAM or RHV have not complied with relevant laws or regulations, they can impose fines, suspend registrants and individual employees, or enact other sanctions, which may include revoking RAM’s and RHV’s registrations under the Advisers Act.

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

Certain Non-U.S. Regulations

As investment firms and crypto-asset service providers, our subsidiaries RHEU, Bitstamp Europe S.A., Bitstamp Financial Services Ltd., Bitstamp Global Ltd., Bitstamp Asia Pte. Ltd., Robinhood Singapore Pte. Ltd., Bitstamp UK Limited, and Robinhood MENA Limited are subject to extensive regulation by regulators in Lithuania, Luxembourg, Slovenia, British Virgin Islands, Singapore, the U.K., and the UAE, respectively. Specifically, our subsidiaries, RHEU and Bitstamp Europe S.A., are licensed crypto asset service providers under MiCA, the provisions of which went into effect as of December 30, 2024. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto-asset service providers, including requirements related to governance, reserves, capital, asset safeguarding, segregation, and security. In addition, our subsidiaries, RHEU and Bitstamp Financial Services Ltd., are licensed under MiFID to provide brokerage, multilateral trading facilities and/or investment advisory services. Compliance with MiCA and MiFID imposes extensive regulatory requirements on our operations in the EU, including obligations related to client classification, product governance, transaction reporting, and best execution standards. As a result of holding both MiCA and MiFID licenses, we are subject to comprehensive regulation covering virtually all financial and crypto activities within the EU. This dual licensing framework subjects us to broad and evolving supervisory regimes governing traditional financial instruments, crypto-assets, client protections, disclosure obligations, and operational standards. As we continue to evaluate and align our licensing and supervisory frameworks in the EU, including assessing the optimal structure for our MiCA and MiFID entities, we will face periods of overlapping or evolving regulatory oversight, which could result in increased compliance costs, operational burdens, and extended approval timelines in connection with any changes.

Certain of our subsidiaries, including Bitstamp Global Ltd., Bitstamp Asia Pte. Ltd. and Bitstamp UK Limited, are registered or regulated in a number of other foreign jurisdictions and subject to oversight by the applicable regulators, including the BVI Financial Services Commission (“FSC”), MAS and the FCA. Bitstamp Global Ltd. holds both a virtual asset license (“VASP”) and an investment services license (“SIBA”) that are granted and regulated by the FSC. Robinhood Singapore Pte. Ltd., which offers brokerage services in Singapore, is separately regulated by the MAS. Robinhood MENA Limited, which operates out of the DIFC and offers trading and custody services in the UAE, is separately regulated by the DFSA. CCML, our investment dealer subsidiary in Canada, is separately regulated by the CIRO. These regulatory frameworks generally impose ongoing compliance requirements related to customer due diligence, AML, transaction monitoring, reporting, and governance. Maintaining and renewing any of these licenses, qualifications and approvals could impose substantial costs, delay or preclude planned expansions of business activities, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent us from providing our products or services in any given market. In addition, we could be subject to fines, enforcement actions and litigation if we are found to violate any of the requirements of such licenses, qualifications and approvals. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, qualifications and approvals in any jurisdiction.

We have been subject to regulatory investigations, actions, and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a materially adverse manner.

From time to time, we have been and currently are subject, and, given the highly regulated nature of the industries in which we operate, we expect that we will be subject in the future, to a number of legal and regulatory examinations and investigations arising out of our compliance procedures and business practices and operations, conducted by the DOJ, SEC, FINRA, the CFTC and the NFA or other SROs or federal agencies such as OFAC, FinCEN, the FDIC or CFPB, state regulatory agencies, such as the MSD, the CAGO, the NYDFS, and international regulatory agencies, such as the U.K.’s FCA, Luxembourg’s Commission de Surveillance du Secteur Financier, Slovenia’s Agencija za trg vrednostnih papirjev, the MAS, the Bank of Lithuania, the DFSA, and the CIRO, among other authorities. These examinations and investigations have in some instances in the past, and might in the future, lead to lawsuits, arbitration claims, and enforcement proceedings, as well as other actions and claims, that result in injunctions, fines, penalties, and monetary settlements. For example:

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

•In March 2025, we settled multiple matters with FINRA (including investigations into RHF’s historical practice of collaring market orders, CIP, use of certain social media influencers, delivery of certain regulatory-required documents to customers, and origin code designations for professional customers; RHS’s supervision of its clearing system technology, improper rejection of certain ACATS requests, improper effectuation of trades in securities during trading halts, execution of trades during extraordinary market volatility at prices that were above or below specified price bands, and the maintenance and reporting of inaccurate or incomplete trade, order, and position data to FINRA, FINRA TRF, CAT, Central Repository, and the OCC; and both broker-dealers’ AML programs, registration of required personnel, and supervision of trading in associated persons’ brokerage accounts) (together, the “March 2025 FINRA Settlement”). RHF and RHS paid a penalty totaling $26 million, and agreed to pay restitution of approximately $3.76 million to customers plus interest and certain undertakings.

These and other proceedings, some of which are described in Note 16 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report, have in the past, and might in the future, relate to broker-dealer, derivatives, investment adviser, credit card, cryptocurrency, and financial services rules and regulations, including our trading and supervisory policies and procedures, our clearing and routing practices, our trade reporting, our public communications, our compliance with FINRA registration requirements, AML and other financial crimes regulations, cybersecurity matters, a particular cryptocurrency’s status as a “security,” and our licensing status, among other topics. These sorts of proceedings, inquiries, examinations, investigations, and other regulatory matters have in the past, and might in the future, subject us to fines, penalties, and monetary settlements, harm our reputation and brand, require substantial management attention, result in additional compliance requirements, result in certain of our subsidiaries losing or being unable to obtain their regulatory licenses or losing their ability to conduct business in some jurisdictions (which could, among other things, result in statutory disqualification by FINRA and the SEC), increase regulatory scrutiny of our business, restrict our operations or require us to change our business practices, require changes to our products and services, require changes in personnel or management, delay planned product or service launches or development, limit our ability to acquire other complementary businesses and technologies, or lead to the suspension or expulsion of our other regulated subsidiaries or their officers or employees.

In connection with litigation settlements, we have in the past, and might in the future, be required to make expenditures to enhance our compliance activities. For example, in connection with the August 2022 NYDFS settlement, we engaged an independent consultant to perform a comprehensive evaluation of our compliance program and remediation efforts with respect to identified deficiencies and violations. The independent consultant completed its evaluation and made recommendations to implement enhancements in certain areas identified in the settlement, which required significant effort to implement.

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

Various lawmakers, regulators and other public officials have previously made statements about our business and that of other broker-dealers signaling an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. For instance, the former SEC Chair previously indicated that he had instructed the SEC Staff to study, and in some cases make rulemaking recommendations to the SEC, relating to, or had otherwise discussed the following, among other topics: PFOF, digital engagement practices, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; whether broker-dealers have appropriate tools to manage their liquidity and risk; conflicts that can arise from the use of predictive analytics, in particular conflicts that may arise to the extent advisors or brokers are optimizing their own interests as well as others; and the use of mobile app features such as rewards, bonuses, push notifications and other prompts and that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading, and whether expanded enforcement mechanisms are necessary. Although the SEC, under the current administration, withdrew certain notices of proposed rulemaking that were issued under the former SEC Chair, if the SEC enacts similar rules in the future, whether in this current or future administration, such rules could impose additional regulatory requirements on our business and operations and could require us to make significant changes to our business model and practices. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of customer data and related disclosures.

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

Litigation matters brought against us have in the past, and might in the future, require substantial management attention and might result in settlements, awards, injunctions, fines, penalties, and other adverse results. A substantial judgment, settlement, fine, penalty, or injunctive relief could be material to our results of operations or cash flows for a particular period, or could cause us significant reputational harm.

For more information about the legal proceedings in which we are currently involved, see Note 16 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

We are subject to governmental laws and requirements regarding anti-corruption, anti-bribery, economic and trade sanctions, AML, and counter-terrorist financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

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

We are also subject to various AML and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the U.S., most of our services are subject to AML laws and regulations, including the Bank Secrecy Act, as amended, and similar laws and regulations. Regulators in the U.S. continue to increase their scrutiny of compliance with these obligations. For example, in August 2022, we settled an NYDFS investigation of our cryptocurrency business related primarily to AML and cybersecurity-related issues, under which we paid a monetary penalty of $30 million and engaged an independent compliance consultant, and in January 2025, as part of the January 2025 SEC Settlement, RHF and RHS paid penalties totaling $13 million for violations of the timeliness of our broker-dealers’ compliance with SAR filing requirements from January 2020 through March 2022.

Although our operations are currently concentrated in the U.S., we have expanded our operations outside of the U.S. As we have started to expand internationally, we have become subject to additional non-U.S. laws, rules, regulations, and other requirements regarding economic and trade sanctions, AML, and counter-terrorist financing. In order to comply with applicable laws, we have revised and expanded, and will continue to revise and expand, our compliance program, including the procedures we use to verify the identity of our customers and to conduct ongoing monitoring of our customers and their transactions on our systems, including payments to persons outside of the U.S. The need to comply with multiple sets of laws, rules, regulations, and other requirements could substantially increase our compliance costs, impair our ability to compete in international markets, and subject us to risk of criminal or civil liability for violations. For example, RHEU identified elevated fraudulent activity in 2025, consistent with industry-wide trends for EU financial institutions operating Single-Euro-Payments-Area-to-crypto products, and has implemented remediation measures. No formal regulatory proceedings or penalty notices have been initiated, but regulators exercise significant regulatory discretion over how to interpret and enforce applicable law and regulations.

Our ability to offer event contracts is subject to the outcome of currently ongoing and potential future regulatory enforcement actions and litigation, as well as potential changes in federal or state law, that could immediately or subsequently prevent us from offering, or continuing to offer, event contracts and we have in the past decided, and may in the future decide, to stop offering certain new event contracts as a result of actual or threatened state enforcement actions.

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

•Several states have also filed civil enforcement actions against DCMs and FCMs—including RHD—in state court, some of which have been removed to federal court, which generally assert that the offering of federally regulated event contracts violates state wagering and gaming laws, public nuisance laws, or consumer protection laws. Among other remedies, civil enforcement actions have sought penalties, restitution, and disgorgement. Certain state courts have issued orders granting temporary restraining orders and preliminary injunctions against some defendants restraining the offer of certain categories of event contracts; at least one of these orders has been appealed to a state appellate court.

•DCMs and FCMs have also filed actions for declaratory judgment and permanent injunction seeking to enjoin states from filing civil and criminal enforcement actions against DCMs and FCMs on the ground that the CEA preempts the application of state law to federally regulated event contracts traded on DCMs. Such suits, including ones brought by RHD, have been brought in federal court. While some federal lawsuits have been successful in obtaining preliminary relief against certain states, other courts have denied preliminary relief to DCMs and FCMs. Certain of those decisions granting or denying preliminary relief have been appealed to federal courts of appeals. The United States Court of Appeals for the Third Circuit has affirmed a decision granting preliminary relief to KalshiEx against the State of New Jersey. New Jersey has petitioned the United States Supreme Court for a writ of certiorari. On the other hand, the United States Court of Appeals for the Ninth Circuit has affirmed a decision denying preliminary relief to KalshiEx, RHD, and Crypto.com against the State of Nevada. KalshiEx has sought a rehearing en banc while RHD and Crypto.com have petitioned the United States Supreme Court for a writ of certiorari.

Similarly, the United States Court of Appeals for the Sixth Circuit has affirmed a decision denying preliminary relief to KalshiEx against the State of Ohio and vacated a decision granting preliminary relief to KalshiEx against the State of Tennessee. KalshiEx is seeking rehearing en banc of the Sixth Circuit’s decision.

•As a result of these lawsuits in state and federal court, certain DCMs and FCMs—including Robinhood—have agreed with state regulators to stop offering certain new event contracts in certain states pending resolution of ongoing litigation.

•In March 2026, Arizona filed criminal charges against KalshiEx and a related entity in Arizona state court for alleged violations of state betting and wagering laws. The CFTC successfully secured a preliminary injunction prohibiting Arizona from enforcing its gambling laws through any criminal or civil enforcement actions related to event contracts listed on CFTC-regulated DCMs. That decision is on appeal to the United States Court of Appeals for the Ninth Circuit and is subject to a motion to be summarily vacated as applied to sports-related event contracts and remanded for additional proceedings as to election-related contracts in light of the Ninth Circuit’s decision in KalshiEx’s appeal against the State of Nevada, described above.

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

•Certain Native American tribes have sued entities including a DCM, Robinhood, and RHD, in federal court for injunctive relief and damages for offering event contracts accessible using devices on or near tribal lands. The tribes have asserted claims under the Indian Gaming Regulatory Act, the Lanham Act, civil violation of the Racketeer Influenced and Corrupt Organizations Act, and violations of tribal compacts, ordinances, regulations, and sovereignty. The only claim currently being asserted against Robinhood and RHD is for civil violation of the Racketeer Influenced and Corrupt Organizations Act for working with the Kalshi defendants to offer event contracts through KalshiEx’s exchange. The United States Court of Appeals for the Ninth Circuit has reversed a denial of a preliminary injunction sought by the tribes against KalshiEx.

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

For more information on certain of these proceedings, see Note 16 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report.

The outcome of these cases or new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement in this space could immediately or subsequently prevent us from offering, or continuing to offer, some or all types of event contracts in the future, including in specific states. In particular, additional federal or state courts, including appellate courts, may conclude that state laws attempting to prevent the trading of CFTC-regulated sports-related event contracts are not preempted by the CEA, or that event contracts are not “swaps” or contracts in excluded commodities falling within the jurisdiction of the CFTC, which would likely require us to cease offering certain event contracts in one or more states (or across all jurisdictions in which we operate) and could lead to adverse litigation and regulatory actions against us for doing so. This could include civil and criminal enforcement actions that could seek penalties, restitution, and disgorgement. Any such decision(s) could also result in us becoming subject to various new state-specific regulations relating to or implicating other event contracts, which would further limit our ability to offer access to event contracts within such state(s). As a result of actual or threatened state enforcement actions in light of state and federal court decisions, we have in the past decided, and may in the future decide, to stop offering certain new event contracts in additional states.

Changes in CFTC or other regulatory policy that seek to ban or more heavily regulate event contracts, particularly event contracts that we offer such as those related to sporting events, could also require us to cease offering event contracts or materially impact our ability to offer event contracts and we may be required to cease offering such contracts in one or more jurisdictions in which we operate either immediately or with minimal advance notice to customers. The CFTC previously proposed a rule amendment that, if adopted by the CFTC as proposed, would likely have prohibited us from offering sports and election event contracts (similar to the ones we offered in November 2024). The CFTC withdrew this proposed rule amendment on February 4, 2026, and has proposed new rule amendments related to event contracts. On June 10, 2026, the CFTC issued a notice of proposed rulemaking that would, among other changes, clarify and establish procedures for the discretionary review of event contracts. On June 25, 2026, the CFTC issued a notice of proposed rulemaking that would require certain reporting markets, FCMs, clearing members, and foreign brokers to report certain event contracts pursuant to new CFTC regulations. On October 9, 2026, the CFTC issued a notice of proposed rulemaking that would expressly define the term “swap” to include event contracts, including those based on sports, politics, cultural, and weather-related events. The proposal notes these contracts are financial instruments that are commonly known to the trade as swaps and proposes to resolve any ambiguity regarding these contracts. The same day, the CFTC also published an Interim Final Rule that codifies its longstanding position that casino-style gambling products, including wagers placed on sportsbooks and casino games, are excluded from the “swap” definition. These proposed rule amendments have not yet been finalized, and the CFTC could take different or broader actions with respect to these or other event contracts without notice at any time. Any changes in CFTC or other regulatory policy that seek to ban or more heavily regulate event contracts may subject us to heightened legal and regulatory scrutiny, investigations, fines, and other penalties.

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

Further, the tax treatment of event contracts is unclear, and unfavorable interpretations of tax laws or regulations by foreign or U.S. federal or state tax authorities could result in income and other taxes being imposed on Robinhood, our counterparties and our customers. These include potential federal excise tax on wagers under Internal Revenue Code Sections 4401 and 4421, as well as a growing number of state-specific taxes targeting prediction market and event contract activity. For example, Illinois recently enacted a tax (effective July 1, 2026) on state-licensed prediction market operators equal to 1.75% of the value of the first five million contracts traded annually by individuals in Illinois and 3.5% for such contracts in excess of that threshold. If the new law survives pending legal challenges, it is likely to increase our cost of doing business in Illinois. A competitor has filed suit challenging the Illinois law as preempted by the CFTC’s exclusive jurisdiction over event contracts traded on a designated contract market; we cannot predict the outcome of this litigation. North Carolina and Kentucky have each enacted new state-level taxes on prediction market operators, effective January 1, 2027. North Carolina’s law imposes a 6% tax on net trading-fee revenue apportioned to the state and does not require the operator to hold a state gaming or sports wagering license. Kentucky’s law imposes a tax of 14.25% on operators’ transaction fees. We expect other states to consider comparable legislation, and similar legal challenges may follow; we cannot predict whether such laws, once enacted, will be applied retroactively or survive challenge. We continue to evaluate our potential exposure under these and other developing tax regimes, including federal excise tax. An unfavorable determination by one or more tax authorities and any resulting liability could be material to our results of operations in the period it is determined and could make it difficult or uneconomical for us to continue offering event contracts (either entirely or in certain categories) in one or more jurisdictions in which we operate.

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

If we fail to provide, monetize, or successfully execute on new and innovative products, services and initiatives that are adopted by customers, our business may become less competitive and our revenue might decline.

Our ability to attract, engage, and retain our customers and to increase our revenue depends heavily on our ability to evolve our existing offerings and to create, monetize, or successfully execute on new products, services and initiatives that are adopted by customers. Rapid and significant technological changes continue to confront the financial services industry, including developments in the methods in which securities are traded and developments in cryptocurrencies. To keep pace or to innovate we have introduced and might continue to introduce significant changes to our existing products and services or acquire or introduce new and unproven products, services and initiatives, including using technologies with which we have little or no prior development or operating experience (for instance, event contracts, agentic transactions, perpetual futures, and earnings contracts). Our efforts have been and might continue to be inhibited by industry-wide standards, legal restrictions, incompatible customer expectations, demands, and preferences, or third-party intellectual property rights. Our efforts to innovate have been and might continue to also be delayed or blocked by new or enhanced regulatory scrutiny or technical complications. Incorporating new technologies into our products and services, successfully executing on new initiatives, or realizing the intended benefits of acquisitions of, or investments in, other companies, products or technologies, has required and might continue to require substantial expenditures and take considerable time, and we might not be successful in realizing a return on these efforts in a timely manner or at all. It might be difficult to monetize products in a manner consistent with our brand’s focus on low prices. If we fail to innovate and deliver products, services, and initiatives with market fit and differentiation, or fail to do so quickly enough as compared to our competitors, we might fail to attract and retain customers and maintain customer engagement, causing our revenue to decline. Our international expansion efforts may increase these risks as we expect to adapt our product and service offerings to reflect local regulatory requirements, customer preferences, and other location-specific factors, as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed.”

Risks Related to Our Platforms, Systems, and Technology

Our products and services rely on software and systems that are highly technical and have been, and may in the future be, subject to interruption, instability, and other potential flaws due to software errors, design defects, and other processing, operational, and technological failures, whether internal or external.

We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions on our platforms. Our systems and operations, including our cloud-based operations and disaster recovery operations, those of the third parties on which we rely to conduct certain key functions, and those of companies we have acquired or may seek to acquire in the future, are vulnerable to disruptions from natural disasters, power and service outages, interruptions or losses, computer and telecommunications failures, software bugs, cybersecurity attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, vulnerabilities, human error, terrorism, improper operation, unauthorized entry, data loss, intentional bad actions, and other similar events and we have experienced such disruptions in the past. For example, on October 20, 2025, Amazon Web Services (“AWS”) experienced a major disruption in its US-EAST-1 region due to a failure in an internal system. This affected certain of our operations, resulting in service instability and interruption. Further, we have in the past, and might in the future, be particularly vulnerable to any such internal technology failures because we rely heavily on our own self-clearing platform, proprietary order routing system, data platforms, and other back-end infrastructure for our operations, and any such failures could have an adverse effect on our reputation, business, financial condition, and results of operations.

Our products and internal systems also rely on software that is highly technical and complex (including software developed or maintained internally and/or by third parties and also including machine learning models) in order to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely has in the past contained, and might in the future contain, errors, bugs, vulnerabilities, design defects, or technical limitations that might compromise our ability to meet our objectives. In addition, large-scale changes to our infrastructure and applications, such as our recent partial rebuilding of Helios, the engine that powers our platforms, may introduce new errors or instabilities. Some such problems are inherently difficult to detect, and some such problems might only be discovered after code has been released for external or internal use. Media outlets have in the past, and might in the future, learn of our plans for features by examining hidden but unprotected images and code in publicly available beta versions of our app, resulting in unwanted publicity prior to our intended announcement dates. Such problems might also lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect data and intellectual property, or an inability to provide some or all of our services.

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

In addition, surges in trading volume on our platforms have in the past, and might in the future, cause our systems to operate at diminished speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some customers’ orders being executed at prices they did not anticipate, executed incorrectly, or not executed at all. For example, we experienced (i) the March 2020 Outages, which resulted in some of our customers being unable to buy and sell securities and other financial products on our U.S. trading platform for a period of time, and (ii) the partial service outages and degraded service on our RHC cryptocurrency platform from time to time in mid-April and early May 2021 caused by a surging demand for cryptocurrency trading (the “April-May 2021 Disruptions”), which resulted in some of our customers being unable to buy and sell cryptocurrencies for a period of time. Our platforms have otherwise in the past, and might in the future, experience outages. The March 2020 Outages resulted in putative class action lawsuits, arbitrations, and regulatory examinations and investigations, as well as cash remediation payments. Disruptions to, destruction of, improper access to, breach of, instability of, failure to effectively design or maintain or human error with respect to our information technology systems (including our data processing systems, self-clearing platform, and order routing system) that allow our customers to use our products and services, and any associated degradations or interruptions of service could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental investigations, civil litigation, and liability for damages. In addition, our customer service team from time to time experiences backlogs responding to customer support requests. These backlogs have compounded when we have experienced any market outages, provider network disruptions, or platform outages or errors, including, for example, in connection with the March 2020 Outages and the April-May 2021 Disruptions, and may compound in the future as a result of such events. Frequent or persistent interruptions, or perceptions of such interruptions whether true or not, in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such customers affected by any disruptions, outages, or other performance or infrastructure problems.

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

We rely on certain third-party computer systems or third-party service providers, including several cloud technology providers such as AWS (on which we primarily rely to deliver our services to customers on our platforms), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, Liquidity Providers, securities and cryptocurrency exchanges, facilitators of cryptocurrency staking services, the U.S. government and its financial agents, alternative trading systems (such as BOATS, Moon ATS, and Bruce ATS with respect to Robinhood 24 Hour Market and weekend trading sessions for select U.S. equities that we plan to introduce subject to regulatory review), exchange systems (such as ForecastEx, LLC and KalshiEx, with respect to certain event contracts, and Cboe with respect to earnings contracts), third-party AI model providers and data providers with respect to Robinhood Agents and Agent Apps, banking systems, payment gateways that link us to the payment card and bank clearing networks to process transactions, co-location facilities, communications facilities, and other third-party facilities to run our platforms, facilitate trades by our customers (such as Wells Fargo Clearing Services, LLC for TradePMR customers), provide the technology we use to manage some of our cryptocurrency custody, transfer, and settlement operations and support or carry out some regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, cryptocurrency quotes, research reports, and other fundamental data that we provide to our customers. These providers have been and are susceptible to processing, operational, technological and security vulnerabilities, including security breaches and outages, which might impact our business. Our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers might rely on subcontractors to provide services to us that face similar risks.

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

We currently use machine learning and AI to improve our products and processes in certain circumstances, such as to increase the efficiency of our in-app chat support, customer support workflows, fraud detection systems, and software coding optimization, as well as to improve the customer experience in our newsfeed, and to allow customers to connect third party AI agents to our Agentic Trading feature, which we currently offer to U.S. customers, in order to execute trades. In September 2026, we announced Robinhood Agents, which allows customers to create AI agents in the Robinhood app, powered by third-party AI models. We also announced Agent Apps, through which customers can subscribe to third-party data sources and tools that extend their agents’ capabilities. We have plans to continue to expand our use of AI in the future. Our research and development of such technology also remains ongoing. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes.

In addition, the use of third-party AI agents and adoption of agentic commerce, such as our Agentic Trading feature in which autonomous third-party AI agents initiate and execute transactions on behalf of users, presents novel and complex regulatory, privacy and cybersecurity risks. Legal frameworks governing such autonomous agents remain nascent, with limited direct guidance specific to trading and many of the laws, rules, regulations, and other requirements that apply to our business, including those governing consumer protection, supervision, communications with the public, and recordkeeping, were adopted before the development of these technologies and do not directly address them. As a result, there is uncertainty as to how regulators will integrate and apply these existing requirements to our AI-

enabled products. Regulators may take positions that differ from ours, which could require us to modify, suspend or discontinue features, increase our compliance costs, or subject us to enforcement actions. In addition, the interplay between payments regulations, data privacy and cybersecurity laws and new and developing AI regulations is evolving and may create risk and uncertainty around compliance obligations and potential liability exposure, particularly as more participants (including sellers, fintechs, AI developers and enablers) enter the agentic commerce ecosystem. Further, laws, rules, regulations, and other requirements, including industry standards, that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI technologies, in our products or processes, or our efforts to expand our business. For example, the EU’s AI Act, which became effective on August 1, 2024, governs the development, marketing and use of AI in the EU and could impose significant additional costs on us to comply or significant fines for failing to comply. In the U.S., a patchwork of emerging AI-related laws and regulations could also require us to modify our practices or increase compliance costs. For example, at the state-level, numerous states including California, Colorado and Texas have enacted laws regulating AI safety protocols, reporting, and transparency. At the federal level, on December 11, 2025, the President issued an executive order to establish a national policy framework for AI intended to preempt state AI laws and regulations. Among other things, the executive order directs the Federal Communications Commission to initiate a proceeding to determine whether to adopt a federal reporting and disclosure standard for AI models, which could impose significant additional costs on us to comply or significant fines for failing to comply.

Further, agentic AI such as our Agentic Trading feature or Robinhood Agents may misinterpret instructions or behave in unexpected ways to execute trades without direct customer input, or such agents, or the tools and integrations that support them, may become unavailable or malfunction in a manner that prevents customers from executing transactions, which could negatively impact our customers, harm our reputation and business, and expose us to liability. For example, customers may not fully understand the capabilities and limitations of the models they select, may configure instructions that produce unintended results, or may permit an agent to place unmonitored orders without customer approval, including during periods of volatility. Further, because cryptocurrency markets operate continuously, agent activity may occur outside of regular market hours, including overnight through Robinhood 24 Hour Market or during weekend trading sessions for select U.S. equities that we plan to introduce (subject to regulatory review). In addition, although our customer agreements provide that customers are responsible for orders placed by their agents, courts or regulators may not give effect to those provisions. These risks are greater for Robinhood Agents given that it is offered by Robinhood inside the Robinhood app, exposing us to greater reputational risk than our Agentic Trading feature, and is expected to be used by a broader customer base than the limited number of customers who connect their own third-party agents through our Agentic Trading feature, exposing us to a greater scale of such risks. In addition, regulators may assert that we have supervisory obligations with respect to agent-initiated trading, that features such as model selection or pre-built skills constitute investment recommendations, or that Robinhood Labs, LLC, which provides the Robinhood Agents technology and is not a registered broker-dealer, investment adviser, or money transmitter, is required to register as such. Robinhood Agents also depends on a limited number of third-party AI model providers whose pricing, availability, or model behavior may change and whose terms or acceptable use policies may prohibit or restrict the use of their models for agentic trading, any of which could require us to modify, suspend, or discontinue the feature. Additionally, the Agent Apps feature relies on third-party data providers whose data may be inaccurate or unavailable. In addition, our Agentic Trading feature and Robinhood Agents also depend on the continued availability of, and our customers’ compliance with the terms of service of, various independent third-party agentic AI platforms and providers, which may restrict or prohibit use of their services. If such a provider were to restrict or disable customer access, our Agentic Trading feature or Robinhood Agents and the customers who rely on it could be adversely affected. Further, agentic AI features, including those offered by independent third-party AI platforms and providers on which our Agentic Trading feature or Robinhood Agents relies, may be targeted, misused, or produce outputs or inferences that implicate personal data in ways that are difficult to anticipate or control, potentially resulting in significant reputational harm, litigation or regulatory scrutiny. Reliance on agentic AI also introduces challenges in monitoring cross-border, prohibited or high-risk transactions, where conflicting regulatory requirements may apply.

We also use AI technologies from third parties, which may include open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, publicly available sources, or other datasets. We may not always be aware of the provenance, ownership, or licensing status of data used in connection with our AI technologies, which may expose us to risks associated with data rights and protection. The increased adoption of AI technologies by us, by our employees, contractors, and others including use of third-party AI platforms, increases the risk that confidential, proprietary, or sensitive information, including customer data, trade secrets, and security credentials, may be inadvertently disclosed to or retained by third-party AI service providers outside of our controlled systems, which could result in the unauthorized exposure of such information, expose us to legal and regulatory claims, compromise our intellectual property, and harm our competitive position or reputation. In addition, AI models we develop or use may generate outputs that reproduce, closely resemble, or are derived from third-party copyrighted, proprietary, or otherwise protected content, which could expose us to infringement or misappropriation claims with respect to such outputs. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The use, development, or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.

Risks Related to Cybersecurity and Data Privacy

Our business could be materially and adversely affected by a cybersecurity or data breach or other attack involving our computer systems or data or those of our customers or third-party or fourth-party service providers.

Our systems, including those of companies we have acquired or may seek to acquire in the future, and those of our customers and third-party service providers have been, and might in the future be, vulnerable to cybersecurity issues. We, like other financial technology organizations, routinely are subject to cybersecurity threats and our technologies, systems, and networks have been, and might in the future be, subject to attempted cybersecurity attacks. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. Such issues are increasing in frequency and evolving in nature, including employee and contractor theft or misuse, denial-of-service attacks, and sophisticated nation-state and nation-state-supported actors engaging in attacks. The operation of our platforms involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal data. Security breaches and other incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security or data breaches and cybersecurity attacks increases.

Cybersecurity attacks and other malicious internet-based activity continue to increase, and financial technology platform providers have been and expect to continue to be targeted. In light of media attention and the size of our customer base, we might be a particularly attractive target of attacks seeking to access customer data or assets and have experienced negative publicity in connection with previous security incidents and might in the future experience similar adverse effects relating to real or perceived security incidents, whether or not related to the security of our platforms or systems. We have also received customer complaints and been subject to litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, including the NYDFS and the New York Attorney General, related to these events. The increasing sophistication and resources of cybercriminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. For example, as AI technologies, including generative AI models and machine learning, develop rapidly, threat actors are using these technologies to rapidly identify currently unknown vulnerabilities and create new sophisticated attack methods that are increasingly automated, targeted, coordinated, and more difficult to defend against. In addition, the increasing sophistication and use of AI poses a greater risk of security breaches and incidences of fraudulent activity, including identity fraud, as malicious actors may exploit various AI technologies to create increasingly convincing false identities, transaction records, or attempt to manipulate our verification processes. This has necessitated and will continue to necessitate ongoing enhancements to our verification systems and security protocols. We have been and may continue to be required to expend significant additional resources to continue to modify or enhance these systems and protocols or to investigate and remediate any information security vulnerabilities.

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

Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees is increased. Third-party risks include insufficient security measures, data location uncertainty, vulnerabilities, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices are also limited. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. For example, in December 2024, a cyberattack occurred at Cyberhaven, a data protection company we utilize as a third-party vendor, creating the potential for attackers to steal sensitive data through a malicious version of a Google Chrome extension. Although we do not believe that this third-party vulnerability impacted us, the attack highlights the growing risk from cybersecurity threats against third-party service providers. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems has in the past and may in the future result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ common suppliers or vendors (known as “fourth parties”) that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such fourth-party risks, in particular as such risks relate to the use of common suppliers or vendors by the third parties that perform functions and services for us and our limited ability to assess the fourth party’s operational controls.

A core aspect of our business is the reliability and security of our platforms. Any unauthorized or inadvertent access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach, data breach, or other security or similar incident that we, our customers or our third-party or fourth-party service providers experience or the perception that one has occurred or might occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it might require us to expend significant financial and operational resources in response to a security or data breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, our and our third-party partners’ efforts to improve security and protect data from compromise have in the past identified, and might in the future identify, previously undiscovered security breaches or vulnerabilities. There could be public announcements regarding any security incidents or vulnerabilities and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our Class A common stock.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5 of the Federal Trade Commission Act, and state laws such as the California Consumer Privacy Act, which provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. We also face particular privacy, data security and data protection risks in connection with our expansion into the U.K. and the EU and other jurisdictions in connection with the General Data Protection Regulation, the Digital Operational Resilience Act, the ePrivacy Directive (including its national implementations), and other data protection regulations including but not limited to facing complexity in interpreting, applying, implementing and complying with such regulations. The regulatory framework for data privacy and security worldwide is also evolving and, as a result, interpretation, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. For instance, with respect to our Agentic Trading feature and Robinhood Agents, which involve transmitting customer portfolio and trading data to third-party AI model and data providers, the interplay between payments regulations, data privacy laws and evolving AI regulations may create uncertainty around compliance obligations and potential liability exposure as more participants (including sellers, fintechs, AI developers and enablers) enter the agentic commerce ecosystem. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal and international agencies and state attorneys general and legislatures and consumer protection agencies. For instance, we have in the past (as discussed in Note 16 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in this Quarterly Report) and may in the future be subject to investigations and examinations regarding, among other things, our cybersecurity practices. In addition, if we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs. Following the November 2021 Data Security Incident, we received requests for information from regulatory authorities regarding, among other things, the adequacy of our information security measures, and as part of the January 2025 SEC Settlement, RHF and RHS paid penalties for violating Regulation S-P.

Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, contractual obligations, or any compromise of security that results in the theft, unauthorized or inadvertent access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition, and results of operations. For example, the operation of Robinhood Social involves processing and displaying customer performance statistics, join dates, and selected account-level trade data of participating customers. Any failure in the platform’s privacy and content settings (such as a failure to properly execute a user’s account deactivation or content deletion request) could violate state data privacy laws, rules and regulations and subject us to investigations, examinations, regulatory fines and class-action privacy litigation.

Risks Related to Our Brokerage Products and Services

If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted, and we may be fined or subject to other disciplinary or corrective actions.

The SEC, FINRA, and various state regulators impose requirements with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker-dealer subsidiaries are each subject to the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and our clearing and carrying broker-dealer subsidiary is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain a reserve account to ensure customer securities are protected and accessible, even in cases of firm insolvency. Our failure to maintain the required net capital levels and protect customer assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is a large operating loss, or an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited and have adverse effects on our ability to maintain or expand our business.

Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so. In our prediction markets business, for example, we address market integrity risk, in conjunction with and in accordance with relevant exchange rules, through a supervision program with pre-trade and post-trade components. Pre-trade, we screen customers at onboarding and on an ongoing basis thereafter for eligibility and risk factors relevant to our event contracts business. Post-trade, we monitor customer trading activity for insider trading and other potentially manipulative, abusive, or otherwise irregular conduct, including through a third-party surveillance tool and our internal surveillance systems. Where our review identifies activity warranting escalation, we file suspicious activity reports under our Bank Secrecy Act/anti-money laundering program as appropriate, and coordinate with the relevant exchange when and as appropriate. We also cooperate with exchanges that identify unusual trading patterns on their own markets and bring them to our attention, including by providing customer-level information and taking account-level action in response as appropriate. Settlement determination for event contracts remains the responsibility of the listing exchange, in its capacity as the registered market operator; we do not perform, and are not the party responsible for, settlement determination for any exchange’s market.

While we will continue to devote significant resources to develop our compliance and risk management policies and procedures, our efforts have not always been sufficient and might be insufficient in the future. Our previous and continued expanded operations, evolving business, and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore our policies and procedures for identifying, monitoring, and managing compliance risks, including, for instance, the risk of actual or alleged fraud or other misconduct by employees, have not in the past, and might not in the future, be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition, and results of operations.

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight by a number of regulators and SROs in a variety of areas and geographies and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they might be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, in December 2022, RHF and RHS received investigative requests from the SEC Division of Enforcement regarding their recordkeeping and preservation practices, including use of personal devices for brokerage communications. RHF and RHS settled the SEC’s investigation into these practices as part of the January 2025 SEC Settlement, paying penalties totaling $8 million and agreeing to complete an internal audit review of electronic communications retention.

We are subject to potential losses as a result of our clearing and execution activities.

We provide clearing and execution services for our securities brokerage business, as well as other affiliated entities. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of customer securities and other assets, the clearing of customer securities transactions and lending money to customers on margin. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities on behalf of customers, (i) could lead to civil penalties, as well as losses and liability as a result of related lawsuits brought by customers and others and any out-of-pocket costs associated with remediating customers for losses, and (ii) have led to, and could in the future lead to the risk of, fines or other actions by regulators. For example, as part of the January 2025 SEC Settlement, RHS settled investigations with the SEC related to suspicious activity reporting, identity theft protection, unauthorized access to Robinhood systems, off-channel communications, retention of brokerage data, failure to maintain certain templated customer communications, EBS submissions and Regulation SHO in connection with fractional share trading and stock lending, which resulted in RHS paying combined monetary penalties of $33.5 million and agreeing to certain undertakings. Furthermore, as part of the March 2025 FINRA Settlement, RHS resolved multiple matters with FINRA, including RHS’s supervision of its clearing system technology, improper rejection of certain ACATS requests, improper effectuation of trades in securities during trading halts, execution of trades during extraordinary market volatility at prices that were above or below specified price bands, and the maintenance and reporting of inaccurate or incomplete trade, order, and position data to FINRA, FINRA TRF, CAT, and the OCC, and RHS’s AML program, registration of required personnel, and supervision of trading in associated persons’ brokerage accounts. RHS, along with RHF, paid a penalty totaling $26 million and agreed to pay restitution and to certain undertakings to resolve these investigations, among others.

All customers can place limit orders to buy whole shares of the most traded exchange-traded funds and individual stocks - 24 hours a day, five days a week - through Robinhood 24 Hour Market. We have also announced plans to extend trading during weekend trading sessions for select U.S. equities through Bruce ATS, subject to regulatory review, and to extend options trading hours. Offering U.S. stock trading overnight and on weekends has heightened risks related to our clearing and execution activities as we do not have previous experience operating or staffing our systems for around-the-clock coverage and may not be able to accurately anticipate the volume of trading activity that will occur outside of regular market hours. Weekend trading presents additional risks, including reduced liquidity, increased pricing uncertainty and volatility while primary listing markets are closed. Overnight trading on Robinhood 24 Hour Market is primarily supported by BOATS and Bruce ATS, alternative trading systems that offer certain overnight electronic access, price discovery, trade reporting and clearing connectivity services with respect to exchange-listed securities. If BOATS or Bruce ATS becomes unwilling or unable to do business with us or one of our Liquidity Providers in the future, we may be unable to find another trading platform to support overnight or weekend trading, which could negatively impact our transaction-based revenue and generate negative publicity. Additionally, any disruptions in the services provided by BOATS or Bruce ATS, whether due to technical malfunctions, operational mishaps, or external factors such as regulatory changes or market volatility, have in the past, and may in the future, impair our ability to execute our clients’ orders. Should BOATS or Bruce ATS experience downtime or diminished performance (as BOATS has in the past and either could in the future), particularly during overnight or weekend trading hours, our ability to execute customer orders through Robinhood 24 Hour Market could be compromised and could have an adverse impact on our business, financial condition, results of operations, and/or brand and reputation. For example, on August 5, 2024, BOATS did not open for overnight trading and as a result, Robinhood customers were unable to execute any trades during that overnight session.

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

We extend margin credit and leverage to customers, which are collateralized by customer assets. By permitting customers to engage in margin transactions, we are subject to risks inherent in extending credit. Rapid changes in market conditions or in the trading price of individual securities may cause the value of collateral to fluctuate, potentially resulting in the value of the collateral held by us falling below the amount of a customer’s indebtedness. For example, beginning in October 2026, we increased the ability for eligible margin customers to opt in to intraday trades (from up to 2x buying power to up to 4x buying power) during regular market hours. This increases the size of the positions that customers must reduce before market close to satisfy lower overnight margin requirements and increases our exposure to losses if customers fail to do so or if we are unable to liquidate positions in volatile or illiquid markets. We also lend and borrow securities in connection with our broker-dealer business. In accordance with regulatory guidelines, we hold cash as collateral when we lend securities, and likewise, we collateralize our borrowings of securities by depositing cash with lenders. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by parties to the lending or borrowing transactions to honor their commitments could result in substantial losses. Such changes could also adversely impact our capital because our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions and margin loans.

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

Additionally, RHD is obligated to establish and maintain an appropriate RITA, which is the amount of RHD’s own capital held in segregation in excess of the amount required to be segregated based on customer positions. RHD also maintains additional firm capital in segregation greater than the established RITA amount (i.e., excess segregated funds). If the aggregate customer margin deficiency amount on any day exceeds the excess segregated funds amount to the point where RHD breaches its RITA, RHD would be in violation of CFTC rules and would potentially be subject to monetary penalties, sanctions, or other disciplinary actions for failing to maintain an appropriate RITA. We have also announced plans to offer perpetual futures on certain cryptocurrency contracts to eligible U.S. customers through RHD, subject to applicable regulatory requirements, with leverage of up to 10x on certain contracts. Such perpetual futures may increase the frequency and size of customer margin deficiencies, the capital RHD is required to hold in segregation, and our exposure to customer defaults.

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

We also provide customers with a variety of educational materials in various jurisdictions, investment tools, and financial news and information, such as our “Snacks” newsletter (which is offered by Sherwood Media), the suite of other editorial offerings that Sherwood Media has launched and will continue to launch, and the Robinhood Investor Index. Additionally, Robinhood Gold Subscribers have access to AI-generated explanations of stock and portfolio performance and a conversational AI feature that analyzes customer accounts and holdings, helps manage watchlists and alerts, and executes certain supported transactions. TradePMR offers a version of these features to RIAs. We also offer an Agentic Trading feature that allows customers to connect independent third-party AI agents to dedicated agentic trading accounts, and have announced Robinhood Agents, which will allow customers to build AI agents within the Robinhood app. We also provide our customers with access to the Robinhood Social platform, which is now available to all eligible U.S. customers. Robinhood Social allows eligible customers to share executed trades, performance statistics, commentary, and manually initiate trades shared by others, and we plan to expand Robinhood Social to include a live earnings experience and content from verified third-party market commentators. While we explicitly disclose that posts within Robinhood Social reflect only the opinions of individual customers and third parties and do not constitute investment advice, recommendations, or solicitations by Robinhood, we face a risk that regulators or courts might interpret these platform features and mechanics as constituting regulated investment advice or recommendations. If Robinhood Social is deemed to violate Regulation Best Interest or state fiduciary standards, we could face investigations, significant fines, penalties, and liability for customer losses. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered as investment advice. In addition, providing customers access to third party products and services (e.g., tax services) could subject us to liabilities if customers lose money as a result of using such products and services, or if we improperly use customer information in violation of privacy laws.

In connection with our acquisition of TradePMR, and through our subsidiary investment adviser RAM, we launched the Robinhood Advisor Network (“RAN”), a referral program that connects eligible Robinhood customers with independent RIAs who custody assets with TradePMR. We are responsible for the initial and ongoing vetting of RIAs in the network. If an RIA we refer a customer to later engages in certain activities such as fraud, a breach of fiduciary duty, or significant mismanagement of client funds, we may face “negligent referral” claims or reputational damage, even if we did not provide the underlying investment advice. If the SEC or other regulators were to deem RAM to be acting as a “promoter” or “endorser” within the meaning of SEC Rule 206(4)-1 under the Advisers Act (the “Marketing Rule”), we would be required to comply with additional, and potentially overlapping, requirements under the Advisers Act and related rules (including the Marketing Rule, as well as any analogous regulatory regimes promulgated by states or self-regulatory organizations), with respect to the structure, documentation, and disclosure of the program, the content and presentation of our communications, and our due diligence and oversight of participating advisers and promoters. The transition of a self-directed retail customer to a third-party RIA also involves sharing sensitive financial data and integrating our platform with TradePMR’s Fusion platform. Operational failures during this transition, such as data breaches, incorrect asset transfers, or poor communication from the referred RIA, could alienate our core user base and lead to higher churn rates. In addition, our agreements with RIAs include “termination fees” if an RIA exits the program but retains the referred clients. Collecting these fees may lead to contractual disputes or litigation with partner firms, which could disrupt the network’s stability and discourage new RIAs from joining.

If services that we do not consider to be recommendations (such as educational materials, and our editorial offerings, including Robinhood Snacks) are construed as constituting investment advice or recommendations, we have been and could be in the future subject to investigations by regulatory agencies. For example, in December 2020, the Enforcement Section of the MSD filed a complaint against us alleging that a fiduciary conduct standard applies to us under Massachusetts securities law by claiming that certain of our product features and marketing strategies amount to investment recommendations. Changes in law or changes in interpretations of existing law might also require us to modify the nature of these services or discontinue them altogether, one or more of which could have an adverse effect on our ability to attract and retain customers.

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

Our wholly owned subsidiary, RHV, serves as the investment adviser to registered investment companies, business development companies, and to an employee investment vehicle, and expects to advise additional investment vehicles in the future, which subjects us to additional burdens and risks and could subject us to potential liability.

RHV, an investment adviser registered with the SEC under the Advisers Act, serves as the investment adviser to RVI and RVII. RVI is a Delaware statutory trust registered under the 1940 Act, as an externally managed, non-diversified, closed-end investment company. RVII is an externally managed and diversified closed-end fund that has elected to be regulated as a business development company (“BDC”). RHV expects to serve as investment adviser to additional investment vehicles regulated under the 1940 Act in the future (collectively with RVI and RVII, the “Funds”), where the structure of additional Funds may differ, potentially significantly, from that of RVI and RVII. RHV also serves as investment adviser to Robinhood Employee Fund, LP (“REF”), an investment vehicle available to certain qualifying employees of Robinhood that is structured as an Employee Securities Company (“ESC”) under the 1940 Act and holds positions in one or more Funds.

RHV is responsible for making investment decisions for RVI, RVII, and REF’s portfolios, and in the future may be responsible for making investment decisions for additional Funds’ portfolios should it serve as their investment adviser. RHV was formed in August 2025 and has limited investing history. RHV’s service as an investment adviser to RVI, RVII, and REF, and future service as an investment adviser to the Funds subjects us to additional burdens and risks and could subject us to potential liability, including but not limited to:

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

•RHV provides to RVI, RVII, and REF, and expects in the future to provide to the Funds, certain investment advisory, management and administrative services pursuant to investment advisory agreements. Its provision of those services to the Funds can be terminated without penalty as specified in the investment advisory agreement. In addition, if the investors in a Fund were to be dissatisfied with the investment performance or disagree with investment strategies employed by RHV, they may seek to cause the board of directors of the Fund to terminate its investment advisory agreement with us or change the terms of such agreement in a manner that is less favorable to us.

•The timing and amount of management fees generated by RVI, RVII, and REF, and expected to be generated by additional future Funds, are uncertain and depend on the success of capital raising efforts and the Funds’ investment performance. Revenue derived from management fees is recognized upon deconsolidation of the applicable Fund. Different Funds may have different fee structures, including performance-based incentive fees, which are more volatile than base management fees. RHV also may from time to time waive and/or reimburse all or a portion of its management fees for RVI, RVII, or REF, or one or more additional future Funds when it deems appropriate.

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

•We have made balance sheet investments to provide seed capital to RVI, RVII, and REF, and expect to continue making balance sheet investments to provide seed or other capital to certain Funds during their early fundraising stages. Such investments have been and may in the future be illiquid, long-term in nature and subject to significant valuation uncertainty, and may decline in value. There can be no assurance as to the timing or amount of any returns on such investments, and we may be required to hold such investments for extended periods. In addition, we may determine to commit additional capital to such Funds. As a result, these activities may expose us to investment losses and could adversely affect our financial condition, results of operations, liquidity and capital resources.

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

•As the number and scope of Funds expand, we will increasingly confront potential conflicts of interest, relating to our and the Funds’ investment activities. For example, potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities. RHV may allocate an investment opportunity in a manner that excludes one or more Funds or results in a disproportionate allocation based on factors or criteria that RHV determines. In addition, conflicts of interest may exist in the valuation of investments (which can affect fees), timing of transactions, and regarding the allocation of fees and costs among Funds and their portfolio companies.

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

Our provision of brokerage and custodial services through TradePMR to RIAs and their clients is subject to extensive federal and state regulation, including oversight by the SEC, FINRA, and applicable state securities regulators. Regulatory changes or enhanced enforcement activity may require significant system changes and increased compliance resources, which could materially affect our business operations and results of operations. Non-compliance with applicable regulations by us or by TradePMR’s clearing firm, Wells Fargo Clearing Services, LLC, could result in censures, fines, or reputational harm.

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

Volatility in the values of cryptocurrencies caused by the factors described above or other factors might impact our regulatory net worth requirements as well as the demand for our services and therefore have an adverse effect on our business, financial condition, and results of operations.

Although neither our board of directors nor management has to date identified any material gaps or weaknesses with respect to our existing risk management processes and policies in light of recent cryptocurrency market conditions, we remain subject to cryptocurrency market risks. If we are unable to effectively identify, prevent or mitigate such risks, the success of our business, our financial condition and results of our operations may be adversely affected. As part of our overall risk management processes, the ERM team maintains an enterprise wide risk management standard to ensure risks are evaluated in a clear and transparent manner and partners with various front-line risk teams and risk owners across Robinhood to foster consistent risk management practices across Robinhood. In particular, the ERM team provides governance over risk management practices and reports top risks to the Safety Committee, along with planned mitigants and monitoring procedures. The Safety Committee reviews management’s exercise of its responsibility to identify, assess, manage, monitor and mitigate material risks not specifically allocated to the board of directors or another of its committees. In addition to Company-level processes, entity-level risk teams affiliated with our operating subsidiaries, including one at RHC, perform ongoing risk operations, including risk and control self-assessments and maintaining risk and control registers. As management identifies operational risks, the entity-level risk team tracks the risk drivers and planned mitigating measures and escalates such risks, as needed, to the ERM team.

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

In June 2025, we started offering leverage to customers of RHEU and Bitstamp Financial Services Ltd. investing in crypto-asset perpetuals, and in September 2026 we announced plans to offer perpetual futures on certain cryptocurrency contracts to eligible U.S. customers through RHD, with leverage of up to 10x on certain contracts. By permitting customers to invest in crypto-asset perpetuals with the use of leverage, both our customers and we are subject to certain risks, especially during periods of extreme volatility in the crypto-asset markets, and the launch and terms of these products in the U.S. remain subject to applicable regulatory requirements.

In the U.S., any particular cryptocurrency’s status as a “security” and cryptocurrency transaction’s status as an “investment contract” is subject to a high degree of uncertainty and if we have not properly characterized one or more cryptocurrencies or cryptocurrency transactions, we might be subject to legal and regulatory scrutiny, investigations, fines, and other penalties.

We currently facilitate customer trades for certain cryptocurrencies that we have analyzed under applicable internal policies and procedures and, for cryptocurrencies supported on our RHC and Bitstamp US platforms, that we believe are not securities under relevant U.S. federal and state securities laws. Determining whether any given cryptocurrency is a security is a highly complex, fact-specific analysis, which may change over time based on changes in the cryptocurrency and its related ecosystem and on legal and regulatory developments. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The SEC has stated that the security (or non-security) status of a given crypto asset depends on the facts and circumstances and must be analyzed appropriately in light of the asset’s characteristics, uses, and functions. The SEC, individual Commissioners and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security, on March 17, 2026, the SEC issued an interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. In this interpretive release, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. The first four: (i) “digital commodities;” (ii) “digital collectibles;” (iii) “digital tools;” and (iv) “stablecoins,” are not themselves securities according to the SEC. By contrast, the SEC classified “digital securities” (commonly known as “tokenized” securities) as financial instruments enumerated in the definition of a “security.” In the interpretive release, the SEC also specifically identified the following examples of digital commodities: Aptos (APT); Avalanche (AVAX); Bitcoin (BTC); Bitcoin Cash (BCH); Cardano (ADA); Chainlink (LINK); Dogecoin (DOGE); Ether (ETH); Hedera (HBAR); Litecoin (LTC); Polkadot (DOT); Shiba Inu (SHIB); Solana (SOL); Stellar (XLM); Tezos (XTZ); and XRP (XRP). However, the SEC clarified in the interpretive release that a non-security crypto asset may nevertheless be offered and sold subject to an investment contract, which is a security. Moreover, the SEC’s interpretation is not binding on any court or other agency.

Staff of the SEC’s Division of Corporation Finance have also published statements clarifying that the Division does not view the offers and sales of certain “stablecoins” and “meme coins” to constitute securities transactions. Moreover, SEC Staff have authored informal, non-binding “no-action” letters to the promoters of certain digital assets stating that the Staff would not recommend enforcement action to the SEC on the basis that transactions in such digital assets, as described to the Staff by their respective promoters, are securities transactions, including with respect to the issuance of tokens in connection with internet and energy decentralized physical infrastructure projects and a consumer finance rewards program. However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which published a consumer alert in January 2025 concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, recently enacted legislation that provides guidelines for the regulation of stablecoins in the U.S., which may differ from the views set forth in the SEC Staff statement regarding stablecoins). Additionally, U.S. regulators have in the past expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities. Although our policies and procedures are intended to enable us to make risk-based assessments regarding the likelihood that a particular cryptocurrency could be deemed a security under applicable laws, including federal securities laws, our assessments are not definitive legal determinations as to whether a particular digital asset is a security under such laws. Accordingly, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state regulator, or a court were to assert or determine that a cryptocurrency supported by our RHC or Bitstamp US platforms is a “security” under U.S. law.

For example, in June 2023, the SEC charged Binance and, separately, Coinbase with operating their respective cryptocurrency trading platforms as unregistered national securities exchanges, brokers, and clearing agencies, and in doing so, the SEC alleged that certain cryptocurrencies supported on their respective platforms are securities. The charges also implicated Coinbase’s staking-as-a-service program and its non-custodial wallet. In November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, March 2025, and May 2025, each of Coinbase, Kraken, and Binance, respectively, entered into a court-approved joint stipulation with the SEC to dismiss each of the SEC’s lawsuits against such parties with prejudice. Several other cryptocurrency market participants, including us, have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. Also, in April 2025, the Office of the Deputy Attorney General issued a memorandum (the “April DOJ Memo”), setting out new enforcement priorities for digital asset-related investigations and prosecutions by the DOJ. The April DOJ Memo directed prosecutors not to “target virtual currency exchanges, mixing and tumbling services, and offline wallets for the acts of their end users or unwitting violations of regulations.” The April DOJ Memo explained that the DOJ will instead prioritize cases against individuals who cause financial harm to digital asset investors and consumers and/or use digital assets in furtherance of other criminal conduct. The decisions by regulators not to bring enforcement actions provide, and any other action, settlement, or related investigation by regulators, might provide, additional guidance on the legal status of cryptocurrencies as securities more generally, which has affected and might significantly affect the actual or perceived regulatory status and value of cryptocurrencies we currently support or might support in the future. On January 21, 2025, the SEC announced that then-Acting Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets,” including by drawing clear regulatory lines, providing realistic paths to registration, crafting sensible disclosure frameworks, and deploying enforcement resources judiciously. Since its formation, the Crypto Task Force has accepted written submissions on various cryptocurrency-related topics from industry participants; hosted roundtables on topics relating to security status, trading, custody, tokenization, decentralized finance, and financial surveillance and privacy; and has held meetings with interested stakeholders. On July 31, 2025, SEC Chairman Paul Atkins announced the launch of “Project Crypto,” described as “a Commission-wide initiative to modernize the securities rules and regulations to enable America’s financial markets to move on-chain.” In connection with this initiative, Chairman Atkins indicated that he has asked the Crypto Task Force to develop proposals to implement recommendations in the July 30, 2025, President’s Working Group on Digital Asset Markets Report. On August 18, 2026, the SEC proposed “Regulation Crypto Assets,” which builds upon the guidance set forth under its March 17, 2026 crypto interpretation and includes two tailored crypto offering exemptions, as well as a conditional safe harbor from “investment contract” status once specified conditions are satisfied. On September 1, 2026, the SEC proposed amendments to its transfer agent rules, including to address considerations relating to tokenization and blockchain-based recordkeeping. On September 17, 2026, the SEC also issued a temporary, conditional innovation exemption facilitating permissioned onchain trading of certain tokenized NMS stocks that convey the same rights and privileges as traditional NMS stocks of an equivalent class. Between September 25-28, 2026, the SEC’s Division of Corporation Finance issued a series of FAQ guidance further expanding upon its March 17, 2026 crypto interpretation and proposed Regulation Crypto Assets. On October 1, 2026, the SEC proposed new investment adviser and regulated fund crypto custody rules.

While these developments are positive, the Crypto Task Force’s work remains in the early stages, and limited formal rulemaking or exemptions have been adopted to date. In addition, notwithstanding recent positive developments involving the SEC, DOJ, and other federal regulators, state regulators retain independent authority to enforce their own securities laws, which may differ from or be interpreted more expansively than federal law. As a result, a state regulator could determine that a particular digital asset, product, or service constitutes a security under state law, even if the SEC has elected not to pursue enforcement action, the SEC has provided informal guidance or assurances to the contrary, or the asset, product, or service is otherwise excluded from the definition of a security at the federal level. Moreover, private litigants may assert claims under federal or state securities laws based on similar theories, regardless of the positions taken by federal regulators.

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

In addition, in June 2025, we launched “Classic Stock Tokens” (formerly “Robinhood Stock Tokens”) in certain jurisdictions in the EEA, which are designed to provide eligible customers in the EEA with exposure to certain U.S. exchange-listed stocks and ETPs. While we currently only offer Classic Stock Tokens in the EEA, because the assets underlying the tokens are certain U.S. stocks and ETPs, the SEC could assert jurisdiction over our Classic Stock Token offering and claim that transactions in our Classic Stock Tokens must be conducted in compliance with applicable federal laws and regulations. See “-Our launch of Stock Tokens globally, continued offering of Classic Stock Tokens and perpetual futures trading in the EEA, our planned offering of perpetual futures in the U.S., and updates to Robinhood Wallet to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third-party decentralized exchange through the Robinhood Wallet, may expose us to significant regulatory, litigation, contractual, operational, and reputational risks” for more information.

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

In July 2026, we launched Robinhood Earn. In several enforcement actions filed by the SEC under the prior Chair, the SEC alleged that certain companies had offered retail crypto lending products as unregistered securities. For example, in February 2022, the SEC settled charges against BlockFi Lending LLC for failing to register its BlockFi Interest Accounts and in January 2023, the SEC settled charges against Nexo Capital Inc. In January 2023, the SEC filed a complaint against Genesis Global Capital, LLC (“Genesis”) and Gemini Trust Company, LLC (“Gemini”) for failing to register the Gemini Earn program, which was followed by several related actions by New York regulators against Genesis and Gemini. The SEC settled its charges against Genesis in March 2024, followed by Genesis’ May 2024 settlement with the New York Attorney General. Gemini entered settlements with the NYDFS and the New York Attorney General in February and June of 2024, respectively, after which the SEC exercised its discretion to dismiss its charges against Gemini in January 2026. On July 22, 2026, then-SEC Commissioner Hester M. Peirce released a public statement highlighting that crypto vaults and lending strategies may, depending on the specific facts and circumstances, implicate the federal securities laws. Commissioner Peirce’s statement also encouraged engagement from market participants and the public on whether modifications to SEC rules may be necessary to accommodate crypto vaults, onchain lending, or other innovations, while still “ensuring that investors are protected, markets are fair, orderly, and efficient, and capital formation is facilitated.”

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

Domestic and foreign regulators and governments are increasingly focused on the regulation of cryptocurrencies. In the U.S., cryptocurrencies are regulated by both federal and state authorities, depending on their use. For example, on October 13, 2023, California enacted the DFAL, which became effective on July 1, 2026, and prohibits any person or entity from engaging in, or holding itself out as engaging in, digital financial asset business activity with or on behalf of a California resident (including businesses with a place of business in California) unless that person or entity (i) holds a license under the DFAL, (ii) has submitted a license application on or before July 1, 2026 and is awaiting approval or denial, or (iii) is exempt from licensure. Once licensed, a licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, anti-fraud, and AML. We have submitted applications for licenses under the DFAL in connection with our cryptocurrency trading operations in California. In addition, the NYDFS requires any person or entity engaging in virtual currency activity for third parties in or involving New York, excluding merchants and consumers, to obtain a license, commonly referred to as a “BitLicense,” from the NYDFS and to comply with AML, cybersecurity, consumer protection, and financial and reporting requirements, among others, or, alternatively, to be chartered under the New York Banking Law and be approved by the NYDFS to engage in virtual currency business activity. We will continue to monitor developments in state-level legislation, guidance, and regulations applicable to us. Cryptocurrency market disruptions and resulting governmental interventions are unpredictable, and may render cryptocurrencies, or certain cryptocurrency business activities, illegal. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and state agencies and among state governments which, along with potential accounting and tax issues and other requirements relating to cryptocurrencies, could impede the growth of our cryptocurrency operations. Additionally, regulation in response to the climate impact of cryptocurrency mining could negatively impact cryptocurrency trading on our platforms.

The cryptocurrency accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies that promulgate and interpret accounting principles. A change in these rules, regulations, or interpretations could significantly impact our reported results of operations and financial condition, and could also affect the reporting of transactions completed before the announcement or effectiveness of a change. Although the FASB has issued authoritative guidance governing the measurement and disclosure of certain crypto assets and the SEC has issued guidance addressing the accounting for crypto asset safeguarding obligations, these standards are relatively new, continue to be interpreted, and do not address all aspects of our cryptocurrency-related activities for which limited precedent exists. The FASB also continues to deliberate further standard-setting that could change the accounting for crypto assets. Accordingly, there remains significant uncertainty regarding the appropriate accounting for cryptocurrency asset transactions, cryptocurrency assets, and related revenues. Uncertainties in, or changes to, regulatory or financial accounting standards could require us to change our accounting methods or restate our financial statements, and could impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, and result in a loss of investor confidence.

In addition, future regulatory actions or policies, including the assertion of jurisdiction by domestic and foreign regulators and governments over cryptocurrency and cryptocurrency markets, could limit or restrict cryptocurrency usage, custody, or trading, or the ability to convert cryptocurrencies to fiat currencies. This includes recent legislative actions related to the GENIUS Act. See “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Additionally, some lawmakers and regulators have raised questions about Transaction Rebates from cryptocurrency trading. Transaction Rebates from cryptocurrency trading have historically comprised, and might continue to comprise, a significant percentage of our total net revenues. The current presidential administration and the control of Congress also present considerable uncertainty regarding such regulatory actions or policies. Any future regulatory actions or policies could reduce demand for cryptocurrency trading and might materially decrease our revenue derived from Transaction Rebates in absolute terms and as a proportion of our total revenues.

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

Our continued efforts to expand our business internationally also subject us to additional laws, regulations, and other governmental or regulatory scrutiny as discussed in “-Risks Related to Our Business-We currently operate in certain international markets and plan to further expand our international operations, which exposes us to significant new risks, and our international expansion efforts might not succeed” and “-Risks Related to Regulation and Litigation-Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.” Various foreign jurisdictions have adopted, and may continue to adopt, laws, regulations or directives that affect crypto-asset industry participants, the crypto-asset markets, and their users, particularly trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, the provisions of MiCA went into effect as of December 30, 2024, and the FCA announced new proposals for certain aspects of the prudential requirements for crypto firms. See “Risks Related to Our Business-We have in the past needed, and may in the future need, additional capital to provide liquidity and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, might result in stockholder dilution, or might be delayed or prohibited by applicable regulations” for more information. Accordingly, in addition to the licenses RHEU and Bitstamp Financial Services Ltd. obtained under MiFID, RHEU and Bitstamp Europe S.A. have obtained licenses to operate as crypto asset service providers under MiCA. As noted above, monitoring and maintaining our compliance with the laws and regulations to which we are subject is complex and requires significant resources. Any failure to comply with applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, and, in turn, could have a material adverse effect on our results of operations, financial condition or business. New laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, or require us to obtain additional or newly created registrations or licenses and incur significant expense in order to ensure compliance. Additionally, under recommendations from FinCEN and the Financial Action Task Force, the United States and several international jurisdictions in which RHEU or Bitstamp operate have imposed the Funds Travel Rule and the Funds Transfer Rule (collectively, the “Travel Rule”) on financial service providers in the cryptoeconomy. We may incur high costs to implement and comply with the Travel Rule, could face penalties for technical violations, and could lose customers if compliance negatively affects customer service experience.

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

Bitstamp Europe S.A., Bitstamp Limited and Bitstamp Global Ltd. market crypto-asset lending services which are provided directly to customers by a third-party service provider. Customers lend their crypto-assets directly to a third party and the third party then on-lends to borrowers. Customer crypto-assets leave the custody of Bitstamp when customers access these services. There is a risk that borrowers may default on loans by the third-party service provider causing a financial loss to customers and in a worst case scenario the insolvency of the third-party service provider or its related group companies. Any of these risks could negatively impact our reputation, business, financial condition, and results of operations and discourage existing and future customers from utilizing our products and services.

With Robinhood Wallet, our self-custody, web3 wallet, users have sole access and control over their cryptocurrencies on certain networks and personally hold and maintain their private keys. Additionally, Robinhood Earn provides a software interface allowing customers to create and manage a self-custody wallet to engage in onchain lending. Although we do not custody cryptocurrencies held in a user’s Robinhood Wallet or self-custody wallet created in connection with Robinhood Earn, and do not have access to users’ private keys, users who lose their private keys, and thus access to their Robinhood Wallet or self-custody wallet balances, may react negatively. Although our account agreements for Crypto Transfers, licensing agreements for Robinhood Wallet, and the Robinhood Onchain Lending Disclosure

disclaim responsibility for losses caused by user errors, such incidents could result in user disputes, damage to our brand and reputation, legal claims against us, and financial liabilities.

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

We might also be harmed by the loss of any of our banking partners and Liquidity Providers. As a result of the risks of cryptocurrencies generally, many financial institutions have decided, and other financial institutions might in the future decide, not to provide bank accounts (or access to bank accounts), payment services, or other financial services to companies providing cryptocurrency products, including us. For instance, in May 2023, two prominent Liquidity Providers announced their respective decisions to limit their offerings in cryptocurrency trading within the U.S. If we, our cryptocurrency exchanges or our Liquidity Providers cannot maintain sufficient relationships with the banks that provide these services, if banking regulators restrict or prohibit banking of cryptocurrency businesses, if these banks impose significant operational restrictions, or if these banks were to fail or be taken over by the FDIC, such as occurred in the 2023 Banking Events, it could be difficult for us to find alternative business partners for our cryptocurrency offerings, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

We might also be harmed by the loss of any of our liquidity partners. Unlike our customers’ orders for other cryptocurrencies, which are currently fulfilled by Liquidity Providers, our RHC customers’ orders for USDC and USDG, stablecoins backed by dollar-denominated assets held by their respective issuer in segregated accounts with U.S. regulated financial institutions, are fulfilled directly from Circle, the original issuer and main liquidity provider of USDC, and Paxos, the issuer and main liquidity provider of USDG. If we cannot maintain sufficient relationships with Circle, Paxos, or any other Liquidity Providers, it could be difficult for us to find alternative liquidity partners for our stablecoin offerings, including our support of USDG in connection with Robinhood Earn, which would disrupt our business and could cause cryptocurrency trading volumes and transaction-based revenues to decline significantly.

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

Robinhood Chain is a permissionless, open blockchain network, and its failure to achieve sufficient adoption, technical vulnerabilities or protocol failures affecting the network, the exploitation of the network for illicit activity, and the potential deployment of tokens on the network that infringe the intellectual property rights of third parties, could each adversely affect our business, financial condition, and results of operations.

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

Robinhood Chain may also be subject to technical risks, including software vulnerabilities, bugs, and failures that could result in loss of assets or network downtime. Furthermore, Robinhood Chain may contain coding errors, security flaws, or other defects that have not yet been identified. Because blockchain security practices are still maturing, even extensive audits may not catch every vulnerability. Should bad actors identify and exploit such vulnerabilities, or otherwise successfully attack the network, the consequences could include loss or theft of digital assets held on or transacted through Robinhood Chain, reputational harm, legal liability, and erosion of user confidence in the network. Because Robinhood Chain is a Layer 2 network built on the Ethereum blockchain, its security and operation depend in part on Ethereum itself. As a result, disruptions or vulnerabilities at the Ethereum layer, including bugs, consensus failures, network congestion, or advances in computing technology such as quantum computing that could undermine the cryptography underlying Ethereum, could adversely affect Robinhood Chain. We do not control, and have limited ability to influence, Ethereum’s security or development. Any such event could result in loss or theft of digital assets, network downtime, and reputational harm. We expect that Robinhood Chain’s underlying protocol will need to be upgraded from time to time to remediate newly discovered vulnerabilities, improve network performance, add new functionality, or comply with evolving regulatory requirements. Implementing such upgrades is inherently complex and carries meaningful execution risk: an upgrade could be delayed, fail to achieve its intended purpose, introduce unforeseen bugs or incompatibilities, or require coordinated action by third-party node operators, validators, or other ecosystem participants outside our control. Any failure to execute a necessary protocol upgrade effectively, or any adverse consequence resulting from an upgrade, could disrupt Robinhood Chain, harm our reputation, and adversely affect our business, financial condition, and results of operations. Further, because Robinhood Chain is designed to support smart contracts deployed both by us and by independent third parties, coding errors or security flaws in any such contract-regardless of who authored it-could cause users to suffer losses and harm our reputation. In these circumstances, we may face reputational harm, user attrition, or legal exposure even where the underlying flaw originated in code we did not author.

In addition, Robinhood Chain may be exploited for illicit activity, including fraud, scams, money laundering, sanctions evasion, and other illicit conduct, exposing us to liability, regulatory action, and reputational harm. Blockchain networks and digital assets have historically been targeted by bad actors for these purposes. Because Robinhood Chain is permissionless, third parties can deploy applications, tokens, assets, including so-called “meme coins” or other tokens, and other activity on the network, and some of that activity may infringe the trademarks or other intellectual property rights of third parties or may be unlawful, deceptive, or otherwise harmful to users—conduct we do not control and may not be able to prevent. Any real or perceived illegal, infringing, or improper uses of Robinhood Chain by users might subject us to claims, contributory liability, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business.

Our launch of Stock Tokens globally, continued offering of Classic Stock Tokens and perpetual futures trading in the EEA, our planned offering of perpetual futures in the U.S., and updates to Robinhood Wallet to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third-party decentralized exchange through the Robinhood Wallet, may expose us to significant regulatory, litigation, contractual, operational, and reputational risks.

We launched Stock Tokens in July 2026, which are tokenized debt securities issued by Robinhood Assets (Jersey) Limited (“RHJ”), a private limited company incorporated in Jersey. Stock Tokens provide economic exposure to underlying securities but do not grant investors any legal or beneficial rights in, or against the issuer of, those underlying securities. In connection with the issuance of Stock Tokens, RHJ has obtained certain consents in Jersey. However, such consents do not constitute prudential supervision of RHJ or an endorsement of Stock Tokens. The Financial Market Authority Liechtenstein, as competent authority under the EU Prospectus Regulation, has approved the base prospectus relating to RHJ’s Tokenised Products Programme as meeting the standards of completeness, comprehensibility and consistency imposed by the EU Prospectus Regulation. Such approval is not to be considered as an endorsement of RHJ or the quality of its products. Stock Tokens are not registered under U.S. securities laws and are subject to restrictions in several jurisdictions, including, without limitation, the U.S., Canada, the U.K., and Switzerland. Additionally, we updated the Robinhood Wallet in July 2026 to allow eligible users in selected jurisdictions to access Stock Tokens and decentralized perpetual futures via a third-party decentralized exchange through the Robinhood Wallet.

In June 2025, we launched Classic Stock Tokens for eligible customers in certain EEA jurisdictions. These products are designed to provide economic exposure to the price performance of certain U.S. stocks issued by publicly listed U.S. companies and certain U.S. ETPs, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks and ETPs. From time to time, we have offered, and may offer, token products that reference privately held U.S. companies in connection with certain limited promotional initiatives in certain EEA jurisdictions (the “Private Company Stock Token Promotion”). Such tokens and Classic Stock Tokens do not represent, or entitle the holder to receive or convert into, actual securities of the referenced companies, and the value of the tokens is based on a defined reference price such as the market price of those securities or the price of those securities upon a liquidity event.

The cryptocurrency industry is rapidly evolving, and the tokenization of real-world assets is a nascent development in the industry. Accordingly, there remains considerable regulatory uncertainty regarding how transactions, products, blockchain infrastructure, services or offerings involving tokenized real-world assets, including tokenized financial instruments, are or should be regulated. Similarly, there is considerable regulatory uncertainty regarding whether services available through Robinhood Non-Custodial Ltd. relating to tokenized real-world assets are or should be regulated. While certain lawmakers, regulators and other public officials in the U.S. and in foreign jurisdictions have previously made statements or issued guidance relating to the legal and regulatory framework applicable to tokenized real-world assets, the legal and regulatory framework is still in the early stages, is continuing to evolve rapidly and remains uncertain and fragmented across jurisdictions. For example, in July 2025, then-SEC Commissioner Hester M. Peirce issued a statement noting that tokenized securities are still securities, and therefore transactions involving tokenized securities are subject to federal securities laws. In September 2026, the SEC issued a temporary, conditional innovation exemption facilitating permissioned onchain trading of certain tokenized NMS stocks that convey the same rights and privileges as traditional NMS stocks of an equivalent class. Stock Tokens and Classic Stock Tokens are not eligible under the exemption, which may increase regulatory scrutiny of, or competitive pressure on, our tokenized products. Advisory committees and staff of the CFTC have also discussed exploring a potential regulatory framework for tokenization of assets, including tokenized collateral.

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

We have faced in the past, and may in the future face, contractual or legal challenges from the issuers of the referenced securities, in addition to negative publicity, social media posts, or other public communications by issuers or high-profile individuals surrounding specific tokenized securities or the Company’s Stock Token, Classic Stock Token, or similar initiatives. Some companies, particularly private companies with transfer restrictions, may object to the creation of synthetic instruments such as tokens which reference the companies’ securities and are facilitated by Robinhood or one of its affiliates holding an interest in a SPV that holds the referenced securities or instruments representing a contingent interest in the referenced securities. In such cases, the issuer may assert that our interest in the SPV is invalid, void or otherwise unenforceable, or that we have violated or induced or assisted in the violation of, applicable transfer restrictions, which could result in a loss or impairment of the SPV’s rights to the underlying securities, which could in turn prevent us from effectively hedging our exposure to the associated tokens held by our customers. For example, OpenAI has publicly stated that OpenAI tokens issued in connection with the Private Company Stock Token Promotion are not OpenAI equity, that they did not partner with us and did not endorse the OpenAI tokens, and that any transfer of OpenAI equity requires OpenAI’s approval and OpenAI did not approve such transfer. Accordingly, Robinhood or our affiliates may be exposed to risks relating to litigation, reputational harm, increased regulatory scrutiny, or the need to suspend or revise affected offerings.

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

We offered a Spending Account (in connection with a partnership with J.P. Morgan Chase Bank, N.A.), and partnered, on a non-exclusive basis, with Sutton Bank (“Sutton”), an Ohio-chartered bank, pursuant to a license from Mastercard International Incorporated, to offer the Robinhood Cash Card. Under the terms of our program agreement with Sutton, Robinhood Cash Card accounts for our users were opened and maintained by Sutton. We act as the service provider to, among other things, facilitate communication between our users and Sutton for which we receive compensation from Sutton. We began winding down the Spending Account product in 2025 by closing inactive, unfunded accounts. The product is expected to be fully wound down by the fourth quarter of 2026. In the fourth quarter of 2025, we began (on an invite-only basis) offering external customers the Robinhood Banking product, which offers depository accounts and related banking services through our partner bank, Coastal Bank. Similar to the structure of the Spending Account program, we act as the service provider for Robinhood Banking to, among other things, facilitate communication between our users and Coastal Bank for which we receive compensation. Additionally, Robinhood branded credit cards are issued by Coastal Bank, a Washington-chartered bank, pursuant to a partnership with Visa U.S.A. Inc. Our partner banks are members of the FDIC.

We believe our recordkeeping for our users’ funds held in Robinhood Cash Card accounts at Sutton, held in a Spending Account at our other partner bank, and held in Robinhood Banking branded deposit accounts at Coastal Bank complies with all applicable requirements for each participating user’s deposits to be eligible for FDIC pass-through insurance coverage, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC might not recognize users’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our users’ funds held at our partner banks are not covered by deposit insurance, participating users might decide to withdraw their funds, which could adversely affect our brand and our business. Due to the fact that we are deemed a service provider to our partner banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB.

As a result of the stored-value Spending Account program, the Robinhood Cash Card and the Robinhood Banking program, we are subject to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. As a result of Robinhood Credit, we are also subject to a number of state licensing and other regulatory requirements and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. Robinhood Credit is in the process of acquiring licenses in all states where required to do so. Failure to obtain or maintain these licenses, failure to comply with these rules or requirements, or conducting such activity without a license, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, and subject to regulatory fines, penalties, or criminal charges. For example, in December 2024, Robinhood Credit paid a penalty of $200,000 to the Massachusetts Division of Banks for previously engaging in the business of a third-party loan servicer in Massachusetts without the appropriate registration. Violations of any of these requirements could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees.

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

The highly automated nature of, and liquidity offered by, our spending, payments and other services to move money make us and our customers a target for illegal or improper uses, including scams and fraud directed at our stored-value Spending Account, Robinhood Cash Card, Robinhood Banking accounts (including the cash delivery feature, which allows customers in supported jurisdictions to order cash directly to their residences), and Robinhood Credit customers, fraud in connection with the services we provide to the U.S. government, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a customer might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities might seek to bring legal action against providers of payments solutions, including Robinhood, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities with respect to our spending, payments, and other services, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.

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

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we might not be aware that our products, services, or marketing materials are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties might bring claims alleging such infringement, misappropriation or violation. As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities,” and other intellectual property rights holders have in the past, and might in the future, attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements.

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

Risks Related to Finance, Accounting and Tax Matters

Covenants in our credit agreements could restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

We have entered into certain credit agreements and other borrowing arrangements, including $2.2 billion aggregate principal amount of 0.00% convertible senior notes due 2029 that we issued in June 2026, and might enter into additional agreements for other borrowing in the future. These agreements contain various restrictive covenants, including, among other things, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related person transactions. These agreements also contain financial covenants, including obligations to maintain certain capitalization amounts, minimum liquidity and tangible net worth requirements, and other financial ratios. The indenture governing the Convertible Notes does not contain financial maintenance covenants of this kind, but does restrict our ability to consolidate, merge with, or sell substantially all of our assets unless certain conditions are satisfied. These restrictions might restrict our current and future operations, including our ability to incur debt to increase our liquidity position.

Our ability to meet these restrictive covenants can be impacted by events beyond our control that could cause us to be unable to comply. The credit agreements provide that our breach or failure to satisfy some of these covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our debt agreements to be immediately due and payable. In addition, our lenders might have the right to proceed against the assets we provided as collateral pursuant to the agreements. A default under our credit agreements that results in the acceleration of indebtedness in excess of $150 million would also constitute an event of default under the indenture governing the Convertible Notes, and a similar default under the indenture could constitute an event of default under our credit agreements, which could compound the consequences of any such default. If the debt under the credit agreements were to be accelerated, and if we did not have sufficient cash on hand or be able to sell sufficient collateral to repay it, it would have an immediate adverse effect on our business, financial condition, and results of operations.

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

We are, and may in the future become, subject to complex and evolving U.S. and foreign tax laws and regulations, which might in the future make changes to corporate income tax rates, the treatment of foreign earnings, or other income tax laws that could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

We also are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, excise, goods and services, and property taxes in the U.S. and various foreign jurisdictions. Specifically, we might be subject to “digital service taxes” or new allocations of tax as a result of increasing efforts by certain jurisdictions to tax cross-border activities that might not have been subject to tax under existing international tax principles. Companies such as ours could be adversely impacted by such taxes.

Our ability to use our net operating losses to offset future taxable income could be subject to certain limitations.

As of September 30, 2026, we have U.S. federal, state and non-U.S. NOLs available to reduce future taxable income subject to certain limitations. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of any companies that we acquire in the future may be subject to limitations. In addition, there may be periods during which the use of NOLs is suspended or otherwise limited. For these reasons, we might not be able to utilize our NOLs, even if we maintain profitability.

Our tax information reporting obligations are subject to change.

Although we believe we are compliant with the tax reporting and withholding requirements with respect to our customers’ transactions in the jurisdictions in which we operate, various U.S., state or foreign tax authorities might significantly change applicable tax reporting requirements or disagree with the exact application of new or existing requirements. If the taxing authorities determine that we are not in compliance with our tax reporting or withholding requirements with respect to customer asset transactions, we may be exposed to additional tax, backup withholding, or information reporting obligations, which could increase our compliance costs and result in penalties.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics could harm our reputation, adversely affect our stock price, and result in litigation.

We track certain operational metrics using internal company data gathered on an analytics platform that we developed and operate, including metrics such as Funded Customers, Total Platform Assets, Net Deposits, and Robinhood Gold Subscribers, as well as cohorts of our customers, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations and our methodologies for tracking these metrics have changed in the past and might change further over time, which could result in unexpected changes to our metrics or otherwise cause the comparability of such metrics from period to period to suffer, including the metrics we publicly disclose. In addition, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. Further, with our acquisition of TradePMR in February 2025, we are clearing through a third party for TradePMR-related accounts and using data collected by that third party to compute certain metrics. So, for TradePMR-related accounts only, if the third-party systems and tools we use to track this data undercount or overcount performance or contain algorithmic or other technical errors, the relevant metrics we report that rely on such data might not be accurate. You should not place undue reliance on such operational metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Performance Metrics” for definitions of our key operational metrics.

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

Our current controls and any new controls that we develop could become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, they could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal control over financial reporting. Moreover, our business might be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that might arise. Further, weaknesses in our disclosure controls and internal control over financial reporting could be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and could result in a restatement of our consolidated financial statements for prior periods.

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

We currently hold and expect to periodically hold certain types of digital assets such as cryptocurrency that may be subject to volatile market prices, risk of loss, unauthorized access and theft, or unique regulatory risks which could harm our business, reputation, and financial condition.

We have invested a portion of our cash in Bitcoin in order to align our company and our vision with the crypto community. As with any investment, we may increase or decrease our holdings of digital assets, including Bitcoin, at any time based on the needs of the business and on our view of market and environmental conditions.

The prices of digital assets have been in the past, and may in the future continue to be, highly volatile, including as a result of various associated risks, uncertainties and events, and the long-term adoption of digital assets by investors, consumers, and businesses which remains uncertain. If the value of the digital assets we hold decreases relative to the price at which we purchased such assets, our financial condition and reputation may be harmed. Moreover, digital assets’ lack of a physical form, their reliance on technology for their creation, existence, and transactional validation, and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence.

Further, digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities, including unauthorized access and theft, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. While we have implemented appropriate security measures with respect to our digital asset holdings, those measures may not function as expected and may not detect, prevent, mitigate, or protect against all unauthorized activity, security breaches, attacks, or other incidents. If such threats are realized or the measures or controls that we create or implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, which could adversely affect our business, financial condition, and results of operations.

Finally, the extent to which securities laws or other laws, rules, or regulations, including applicable accounting rules, apply or may apply in the future to such assets is unclear and subject to change. We may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition, and results of operations.

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

In addition, in the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Class action litigation has in the past, and could in the future, result in substantial costs and a diversion of our management’s attention and resources.

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

As of September 30, 2026, our founders and their related entities hold approximately 12% of our outstanding common stock (and, as described below, over 50% of the voting power of our outstanding capital stock). If our founders or other significant stockholders sell, or indicate an intent to sell, large amounts of stock in the public market, such sales, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline substantially.

Similarly, significant numbers of shares are subject to future issuance including under outstanding warrants held by pre-IPO investors, and under outstanding stock options and RSUs held by employees and other service providers, and significant numbers of additional shares are available for award grant purposes under our 2021 Plan (as defined in Note 13 - Common Stock and Stockholders’ Equity to our unaudited condensed consolidated financial statements in this Quarterly Report) and for issuance under our ESPP. All of these shares will become eligible for sale in the public market upon exercise, vesting, or settlement, as applicable (and to the extent granted in the discretion of our board of directors, in the case of shares available for grant) or may be sold to satisfy applicable tax withholding requirements. These and any future issuances of shares of our capital stock, or of securities convertible into or exercisable for our capital stock, could depress the market price of our Class A common stock and result in a significant dilution for stockholders. For example, in June 2026, we issued the Convertible Notes, which we may settle upon conversion by cash up to the principal amount of the Convertible Notes and paying or delivering shares of our Class A common stock, cash, or a combination thereof, at our election, for any value in excess thereof, which could result in dilution to our stockholders or require us to use a substantial amount of cash. While we entered into Capped Calls transactions in connection with the offering of the Convertible Notes in order to reduce the dilutive effect of any such conversion, or offset cash payments we are required to make in excess of the principal amount of converted Notes, up to a specified cap price, if the price of our Class A common stock exceeds such cap price, we could still experience dilution or be required to make significant cash payments upon conversion of the Convertible Notes. We also used $290 million of the proceeds of the Convertible Notes to repurchase shares concurrently with the offering, which may have reduced the dilutive impact of the offering and associated market activity.

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

On March 24, 2026, Robinhood announced that its board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1.5 billion of its outstanding Class A common stock to return value to shareholders. The Repurchase Program replaced the Company’s Prior Repurchase Program and is inclusive of amounts that remained available for repurchase under the Prior Repurchase Program which were rolled over into the Repurchase Program, and represented more than $1.1 billion of incremental capacity. As of September 30, 2026, Robinhood has made share repurchases of approximately $152 million under the Repurchase Program. While the Repurchase Program does not have an expiration date, the Company’s management currently expects to conduct the Repurchase Program over a period of approximately three years, beginning in the first quarter of 2026. The timing and amount of repurchase transactions will be determined by the Company from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As a result, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under the Repurchase Program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022, which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our stock repurchases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities

From July 1, 2026 through September 30, 2026, the Company did not sell any shares of Class A common stock (or other equity securities of RHM) that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of our Class A common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1, 2026 - July 31, 2026	77,560	$103.99	77,560	$1,365
August 1, 2026 - August 31, 2026	86,882	$97.47	86,882	$1,357
September 1, 2026 - September 30, 2026	73,515	$115.19	73,515	$1,348
Total	237,957	$105.07	237,957	$1,348
_______________
(1) The average cost per share excludes the 1% excise tax on net share repurchase and commissions.
(2) On March 24, 2026, we announced that the board of directors approved the Repurchase Program authorizing the Company to repurchase up to $1.5 billion of its outstanding Class A common stock. The Repurchase Program replaces the Company’s Prior Repurchase Program and is inclusive of amounts that remained available for repurchase under the Prior Repurchase Program which were rolled over into the Repurchase Program, and represents more than $1.1 billion of incremental capacity. While the Repurchase Program does not have an expiration date, management currently expects to conduct the Repurchase Program over a period of approximately three years, beginning in the first quarter of 2026. The timing and amount of repurchase transactions will be determined by us from time to time at its discretion based on its evaluation of market conditions, share price, and other factors, and repurchase transactions may be made using a variety of methods, such as open market share repurchases, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other financial arrangements or transactions. The Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Repurchase Program may be suspended or discontinued at any time at our discretion. Refer to Note 13 - Common Stock and Stockholders’ Equity of our unaudited condensed consolidated financial statements in this Quarterly Report for more information about the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 31, 2026, Shiv Verma, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell (i) up to 40,258 shares of our Class A common stock, and (ii) up to 19,436 shares of our Class A common stock (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements), in each case on or prior to August 27, 2027.
On August 3, 2026, Dara Bazzano, our Chief Accounting Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which she may sell shares of our Class A common stock resulting from the settlement of up to 31,378 unvested RSUs (less any shares withheld for applicable taxes), on or prior to November 26, 2027. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
On August 5, 2026, Daniel Gallagher, our Chief Legal Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell (i) up to 120,000 shares of our Class A common stock, (ii) up to 50,000 shares of our Class A common stock (less any shares previously sold under predecessor Rule 10b5-1 trading arrangements), and (iii) up to 50,000 shares of our Class A common stock resulting from the settlement of up to 112,856 unvested RSUs (less any shares withheld for applicable taxes), in each case on or prior to November 19, 2027. RSUs convert into Class A common stock on a one-for-one basis upon vesting and settlement.
On September 14, 2026, Vlad Tenev, our Chair and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 1,900,000 shares of our Class A common stock on or prior to November 19, 2027.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly signed this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on October 27, 2026.

Robinhood Markets, Inc.

By:	/s/ Vladimir Tenev
Name:	Vladimir Tenev
Title:	Chief Executive Officer and President

By:	/s/ Shiv Verma
Name:	Shiv Verma
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Dara Bazzano
Name:	Dara Bazzano
Title:	Chief Accounting Officer (Principal Accounting Officer)